Form 10-Q
period 2016-06-30
Bunge LTD
filed 2016-07-28
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 21, 2016 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 139,437,459

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$10,541	$10,782	$19,457	$21,588
Cost of goods sold	(10,011)	(10,247)	(18,307)	(20,343)

Gross profit	530	535	1,150	1,245
Selling, general and administrative expenses	(303)	(361)	(617)	(692)
Interest income	14	13	24	24
Interest expense	(59)	(57)	(116)	(110)
Foreign exchange gains (losses)	(6)	16	15	9
Other income (expense) — net	(13)	(9)	(18)	(8)

Income (loss) from continuing operations before income tax	163	137	438	468
Income tax (expense) benefit	(39)	(45)	(73)	(130)

Income (loss) from continuing operations	124	92	365	338
Income (loss) from discontinued operations, net of tax	(4)	1	(13)	15

Net income (loss)	120	93	352	353
Net loss (income) attributable to noncontrolling interests	1	(7)	4	(4)

Net income (loss) attributable to Bunge	121	86	356	349
Convertible preference share dividends and other obligations	(12)	(14)	(25)	(28)

Net income (loss) available to Bunge common shareholders	$109	$72	$331	$321

Earnings per common share—basic (Note 16)
Net income (loss) from continuing operations	$0.81	$0.50	$2.45	$2.12
Net income (loss) from discontinued operations	(0.03)	0.01	(0.09)	0.11

Net income (loss) to Bunge common shareholders	$0.78	$0.51	$2.36	$2.23

Earnings per common share—diluted (Note 16)
Net income (loss) from continuing operations	$0.81	$0.50	$2.43	$2.11
Net income (loss) from discontinued operations	(0.03)	—	(0.09)	0.10

Net income (loss) to Bunge common shareholders	$0.78	$0.50	$2.34	$2.21

Dividends declared per common share	$0.42	$0.38	$0.80	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$120	$93	$352	$353
Other comprehensive income (loss):
Foreign exchange translation adjustment	465	227	985	(1,112)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil and nil in 2016 and nil and nil in 2015	(155)	(62)	(339)	(20)
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil and nil in 2016, nil and nil in 2015	—	—	—	—
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil and nil in 2016, nil and nil in 2015	(7)	5	—	18
Pension adjustment, net of tax (expense) benefit of nil and nil in 2016, nil and nil in 2015	—	1	—	4
Total other comprehensive income (loss)	303	171	646	(1,110)
Total comprehensive income (loss)	423	264	998	(757)
Less: comprehensive (income) loss attributable to noncontrolling interest	6	(13)	—	(3)
Total comprehensive income (loss) attributable to Bunge	$429	$251	$998	$(760)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$548	$411
Time deposits under trade structured finance program (Note 4)	277	325
Trade accounts receivable (less allowances of $122 and $125) (Note 12)	1,683	1,607
Inventories (Note 5)	5,966	4,466
Deferred income taxes (Note 2)	—	208
Other current assets (Note 6)	5,394	3,899
Total current assets	13,868	10,916

Property, plant and equipment, net	5,083	4,736
Goodwill	440	418
Other intangible assets, net	329	326
Investments in affiliates	337	329
Deferred income taxes	586	417
Time deposits under trade structured finance program (Note 4)	363	—
Other non-current assets (Note 7)	1,089	772
Total assets	$22,095	$17,914
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,629	$648
Current portion of long-term debt (Note 11)	963	869
Letter of credit obligations under trade structured finance program (Note 4)	640	325
Trade accounts payable	2,805	2,675
Deferred income taxes (Note 2)	—	60
Other current liabilities (Note 9)	4,278	2,763
Total current liabilities	10,315	7,340
Long-term debt (Note 11)	3,388	2,926
Deferred income taxes	207	209
Other non-current liabilities	845	750
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	40	37
Equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding:
2016 and 2015 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding:
2016 — 139,436,139 shares, 2015 — 142,483,467 shares	1	1
Additional paid-in capital	5,120	5,105
Retained earnings	7,953	7,725
Accumulated other comprehensive income (loss) (Note 15)	(5,718)	(6,360)
Treasury shares, at cost - 2016 - 12,882,313 and 2015 - 9,586,083 shares, respectively	(920)	(720)
Total Bunge shareholders’ equity	7,126	6,441
Noncontrolling interests	174	211
Total equity	7,300	6,652
Total liabilities and equity	$22,095	$17,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$352	$353
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	14	21
Foreign exchange loss (gain) on debt	118	(182)
Bad debt expense	11	8
Depreciation, depletion and amortization	254	267
Stock-based compensation expense	26	25
Deferred income tax expense (benefit)	82	60
Other, net	9	(15)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	39	(192)
Inventories	(1,250)	(125)
Secured advances to suppliers	265	(118)
Trade accounts payable and accrued liabilities	(272)	215
Advances on sales	(106)	(143)
Net unrealized gain/loss on derivative contracts	34	(198)
Margin deposits	(117)	(118)
Other, net	(143)	(158)
Cash provided by (used for) operating activities	(684)	(300)
INVESTING ACTIVITIES
Payments made for capital expenditures	(275)	(222)
Acquisitions of businesses (net of cash acquired)	—	(52)
Proceeds from investments	449	199
Payments for investments	(436)	(134)
Settlement of net investment hedges	(115)	—
Payments for investments in affiliates	(20)	(17)
Other, net	(20)	—
Cash provided by (used for) investing activities	(417)	(226)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	993	660
Proceeds from short-term debt with maturities greater than 90 days	166	311
Repayments of short-term debt with maturities greater than 90 days	(152)	(319)
Proceeds from long-term debt	5,839	3,083
Repayments of long-term debt	(5,292)	(2,776)
Proceeds from sale of common shares	—	25
Repurchases of common shares	(200)	(200)
Dividends paid	(124)	(116)
Return of capital to noncontrolling interest	(10)	—
Other, net	(8)	(17)
Cash provided by (used for) financing activities	1,212	651
Effect of exchange rate changes on cash and cash equivalents	26	(61)
Net increase (decrease) in cash and cash equivalents	137	64
Cash and cash equivalents, beginning of period	411	362
Cash and cash equivalents, end of period	$548	$426

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2016	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652
Net income (loss)	(6)	—	—	—	—	—	356	—	—	(4)	352
Accretion of noncontrolling interests	8	—	—	—	—	(8)	—	—	—	—	(8)
Other comprehensive income (loss)	1	—	—	—	—	—	—	642	—	4	646
Dividends on common shares	—	—	—	—	—	—	(111)	—	—	—	(111)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Noncontrolling decrease from redemption	—	—	—	—	—	(1)	—	—	—	(8)	(9)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(22)	(22)
Stock-based compensation expense	—	—	—	—	—	26	—	—	—	—	26
Repurchase of common shares	—	—	—	(3,296,230)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	248,902	—	(2)	—	—	—	—	(2)
Balance, June 30, 2016	$40	6,900,000	$690	139,436,139	$1	$5,120	$7,953	$(5,718)	$(920)	$174	$7,300

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2015	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690
Net income (loss)	(8)	—	—	—	—	—	349	—	—	4	353
Accretion of noncontrolling interest	11	—	—	—	—	(11)	—	—	—	—	(11)
Other comprehensive income (loss)	(4)	—	—	—	—	—	—	(1,109)	—	(1)	(1,110)
Dividends on common shares	—	—	—	—	—	—	(104)	—	—	—	(104)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	—	(14)	(14)
Stock-based compensation expense	—	—	—	—	—	25	—	—	—	—	25
Repurchase of common shares	—	—	—	(2,460,600)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	601,207	—	25	—	—	—	—	25
Balance, June 30, 2015	$36	6,900,000	$690	143,843,805	$1	$5,092	$7,408	$(5,167)	$(620)	$226	$7,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2015 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, forming part of Bunge’s 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation.

2.                                      ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements — In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements — In November 2015, the FASB issued ASU 2015-17 (“Topic 740”) Income Taxes—Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The update is effective for fiscal years beginning after December 15, 2016 on a prospective or retrospective basis, with earlier application permitted. Bunge early adopted this ASU on a prospective basis effective April 1, 2016 and the adoption did not have a material impact on Bunge’s consolidated financial statements.

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

Bunge adopted ASU 2015-02 upon its effective date of January 1, 2016 using a modified retrospective approach. As a result of the initial application of ASU 2015-02, Bunge deconsolidated a Brazilian grain terminal and the remainder of its previously consolidated private equity and other investment funds. There was no cumulative effect to retained earnings as a result of the deconsolidation of these entities since there was no difference between the net amounts subtracted from Bunge’s financial statements and the retained interest in those entities.

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

4.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions, and time deposits denominated in either the local currency of the financial institution counterparties or in U.S. dollars, as well as foreign exchange forward contracts, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015. The net return from activities under this program, including fair value changes, is included as a reduction of cost of goods sold in the condensed consolidated statements of income.

The table below summarizes the assets and liabilities included in the condensed consolidated balance sheets and the associated fair value amounts at June 30, 2016 and December 31, 2015, related to the program.  The fair values approximated the carrying amount of the related financial instruments.

	June 30,	December 31,
(US$ in millions)	2016	2015
Current assets:
Carrying value of time deposits	$277	$325
Fair value (Level 2 measurement) of time deposits	$277	$325

Non-current assets:
Carrying value of time deposits	$363	$—
Fair value (Level 2 measurement) of time deposits	$363	$—

Current liabilities:
Carrying value of letters of credit obligations and foreign exchange contracts	$640	$325

Fair value (Level 2 measurement) of letters of credit obligations	$640	$323
Fair value (Level 2 measurement) of foreign exchange forward contracts-(gains) losses	—	2
Total fair value (Level 2 measurement) of letters of credit obligations and foreign exchange contracts	$640	$325

As of June 30, 2016 and December 31, 2015, time deposits, LCs, and foreign exchange contracts of $4,393 million and $3,394 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met.  At June 30, 2016 and December 31, 2015, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.54% and 2.21%, respectively.  During the six months ended June 30, 2016 and 2015, total net proceeds from issuances of LCs were $3,242 million and $2,930 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

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

	June 30,	December 31,
(US$ in millions)	2016	2015
Agribusiness (1)	$5,000	$3,533
Edible Oil Products (2)	337	356
Milling Products	176	164
Sugar and Bioenergy (3)	374	350
Fertilizer	79	63
Total	$5,966	$4,466

(1)             Includes RMI of $4,855 million and $3,393 million at June 30, 2016 and December 31, 2015, respectively.  Of these amounts $3,881 million and $2,513 million can be attributable to merchandising activities at June 30, 2016 and December 31, 2015, respectively.

(2)             Includes RMI of bulk soybean and canola oil in the aggregate amount of $78 million and $110 million at June 30, 2016 and December 31, 2015, respectively.

(3)             Includes sugar RMI, which can be attributable to Bunge’s trading and merchandising business of $100 million and $163 million at June 30, 2016 and December 31, 2015, respectively.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2016	2015
Unrealized gains on derivative contracts, at fair value	$2,965	$1,456
Prepaid commodity purchase contracts (1)	415	287
Secured advances to suppliers, net (2)	240	521
Recoverable taxes, net	323	364
Margin deposits	595	467
Marketable securities, at fair value and other short-term investments	215	234
Deferred purchase price receivable, at fair value (3)	103	79
Prepaid expenses	213	132
Other	325	359
Total	$5,394	$3,899

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $2 million and $2 million at June 30, 2016 and December 31, 2015, respectively.

Interest earned on secured advances to suppliers of $7 million and $9 million for the three months ended June 30, 2016 and 2015, respectively, and $18 million and $20 million for the six months ended June 30, 2016 and 2015, respectively, is included in net sales in the condensed consolidated statements of income.

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

	June 30,	December 31,
(US$ in millions)	2016	2015
Foreign government securities	$81	$61
Corporate debt securities	77	92
Certificate of deposits/time deposits	47	55
Other	10	26
Total marketable securities and other short-term investments	$215	$234

As of June 30, 2016, total marketable securities and other short-term investments include, $17 million of assets classified as available for sale, $151 million as trading and $47 million as other short-term investments. As of December 31, 2015, total marketable securities and other short-term investments includes $76 million of assets classified as held-to-maturity and $158 million as trading.  Held-to-maturity foreign government and corporate debt securities and certificate of deposits/time deposits are expected to be converted to cash within a twelve month period and are therefore classified as current. Due to the short term nature of these investments, carrying value approximates fair value. For the six months ended June 30, 2016 and 2015, Bunge recognized a net gain of $12 million and $15 million, respectively, related to trading securities.

7.             OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2016	2015
Recoverable taxes, net (1)	$277	$133
Judicial deposits (1)	141	119
Other long-term receivables	26	23
Income taxes receivable (1)	309	195
Long-term investments	53	49
Affiliate loans receivable, net	21	15
Long-term receivables from farmers in Brazil, net (1)	124	117
Other	138	121
Total	$1,089	$772

(1)            These non-current assets arise primarily from Bunge’s Brazilian operations and recovery of these amounts could take in excess of five years.

Recoverable taxes, net - Recoverable taxes are reported net of valuation allowances of $34 million and $20 million at June 30, 2016 and December 31, 2015, respectively.

Judicial deposits - Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate, which is the benchmark rate of the Brazilian central bank.

Income taxes receivable - Income taxes receivable includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate.

Affiliate loans receivable, net - Affiliate loans receivable, net is primarily interest bearing receivables from unconsolidated affiliates with an initial maturity of greater than one year.

Long-term receivables from farmers in Brazil, net - Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop.

The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil.

	June 30,	December 31,
(US$ in millions)	2016	2015
Legal collection process (1)	$158	$119
Renegotiated amounts (2)	47	58
Other long-term receivables	30	40
Total	$235	$217

(1)    All amounts in legal process are considered past due upon initiation of legal action.

(2)    All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2016 and the year ended December 31, 2015 was $235 million and $214 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2016		December 31, 2015
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$95	$84	$78	$69
Renegotiated amounts	35	27	37	31
For which no allowance has been provided:
Legal collection process	63	—	41	—
Renegotiated amounts	12	—	21	—
Other long-term receivables	30	—	40	—
Total	$235	$111	$217	$100

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2016	2015	2016	2015
Beginning balance	$108	$131	$100	$153
Bad debt provisions	1	4	1	5
Recoveries	(9)	(12)	(9)	(14)
Transfers (1)	—	—	—	4
Foreign exchange translation	11	4	19	(21)
Ending balance	$111	$127	$111	$127

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

For the six months ended June 30, 2016 and 2015, income tax expense related to continuing operations was $73 million and $130 million, respectively, resulting in effective tax rates of 17% and 28%. The lower rate in 2016 was primarily due to certain discrete items including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America and an income tax benefit of $11 million recorded for income tax refund claims in Europe, partially offset by an income tax charge of $32 million recorded for an uncertain tax position related to Asia. Excluding the effect of the three discrete items noted above and certain other discrete items, Bunge’s effective tax rate for the six months ended June 30, 2016 was 28%.

As mentioned above, during the three months ended June 30, 2016, one of Bunge’s European subsidiaries amended a tax position for the 2010-2015 tax years as a result of the receipt of a tax ruling.  However, given the unique factual circumstances and the uncertain state of the applicable tax regulations, Bunge recorded an unrecognized tax benefit of $253 million in the three months ended June 30, 2016. If the unrecognized tax benefits are ultimately recognized, Bunge would receive a cash refund of $62 million and tax credit carryforwards of $191 million.  The tax credit carryforwards would be assessed for recoverability and fully offset by a valuation allowance as it is not more likely than not that Bunge would realize benefit from the tax credit carryforward.

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

9.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
(US$ in millions)	2016	2015
Unrealized losses on derivative contracts, at fair value	$3,179	$1,471
Accrued liabilities	559	688
Advances on sales	265	371
Other	275	233
Total	$4,278	$2,763

10.                               FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  See Note 4 for trade structured finance program, Note 12 for deferred purchase price receivable (“DPP”) related to sales of trade receivables, Note 7 for long-term receivables from farmers in Brazil, net and Note 11 for long-term debt. Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2016				December 31, 2015
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$4,116	$917	$5,033	$—	$3,421	$245	$3,666
Trade accounts receivable(1)	—	5	—	5	—	6	—	6
Unrealized gain on designated derivative contracts(2):
Interest rate	—	17	—	17	—	—	—	—
Foreign exchange	—	34	—	34	—	30	—	30
Unrealized gain on undesignated derivative contracts (2):
Foreign exchange	—	926	—	926	9	176	—	185
Commodities	649	1,069	212	1,930	252	696	220	1,168
Freight	41	—	—	41	65	—	—	65
Energy	15	2	—	17	7	—	1	8
Deferred purchase price receivable (Note 12 )	—	103	—	103	—	79	—	79
Other (3)	44	365	—	409	68	176	—	244
Total assets	$749	$6,637	$1,129	$8,515	$401	$4,584	$466	$5,451
Liabilities:
Trade accounts payable(1)	$—	$365	$188	$553	$—	$399	$44	$443
Unrealized loss on designated derivative contracts (4):
Interest rate	—	—	—	—	—	3	—	3
Foreign exchange	—	248	—	248	—	15	—	15
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	—	—	—	—	—	—	—
Foreign exchange	9	425	—	434	1	605	—	606
Commodities	915	1,455	81	2,451	402	304	52	758
Freight	33	—	2	35	56	—	—	56
Energy	7	2	2	11	31	—	2	33
Total liabilities	$964	$2,495	$273	$3,732	$490	$1,326	$98	$1,914

(1)                Trade accounts receivable and payable are generally stated at historical amounts, net of write-offs and allowances, with the exception of $5 million and $553 million, at June 30, 2016 and $6 million and $443 million at December 31, 2015, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)                Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at June 30, 2016 and December 31, 2015, respectively.

(3)                Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)                Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at June 30, 2016 and December 31, 2015, respectively.

Derivatives — Exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1.  Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with other over-the-counter (“OTC”) derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below.  Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these derivative contracts are classified within Level 2.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at June 30, 2016 and December 31, 2015.

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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2016 and 2015.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2016
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, April 01, 2016	$16	$730	$(291)	$455
Total gains and (losses), realized/unrealized included in cost of goods sold	116	121	3	240
Purchases	—	196	(17)	179
Sales	—	(250)	—	(250)
Issuances	—	(7)	—	(7)
Settlements	(6)	—	99	93
Transfers into Level 3	(2)	168	(1)	165
Transfers out of Level 3	3	(41)	19	(19)
Balance, June 30, 2016	$127	$917	$(188)	$856

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2015
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, April 01, 2015	$79	$675	$(489)	$265
Total gains and (losses), realized/unrealized included in cost of goods sold	151	39	1	191
Purchases	1	545	—	546
Sales	—	(485)	—	(485)
Issuances	—	—	(43)	(43)
Settlements	(29)	—	205	176
Transfers into Level 3	(1)	199	(31)	167
Transfers out of Level 3	(9)	(63)	—	(72)
Balance, June 30, 2015	$192	$910	$(357)	$745

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2016
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, January 01, 2016	$167	$245	$(44)	$368
Total gains and losses (realized/unrealized) included in cost of goods sold	32	131	8	171
Purchases	—	733	(212)	521
Sales	—	(499)	—	(499)
Issuances	(1)	(6)	—	(7)
Settlements	(72)	—	100	28
Transfers into Level 3	(2)	361	(59)	300
Transfers out of Level 3	3	(48)	19	(26)
Balance, June 30, 2016	$127	$917	$(188)	$856

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2015
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, January 01, 2015	$(2)	$255	$(33)	$220
Total gains and losses (realized/unrealized) included in cost of goods sold	243	59	1	303
Purchases	1	1,027	(1)	1,027
Sales	—	(795)	—	(795)
Issuances	—	—	(327)	(327)
Settlements	(47)	—	205	158
Transfers into Level 3	—	515	(203)	312
Transfers out of Level 3	(3)	(151)	1	(153)
Balance, June 30, 2015	$192	$910	$(357)	$745

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three and six months ended June 30, 2016 and 2015 for Level 3 assets and liabilities that were held at June 30, 2016 and 2015.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2016
Cost of goods sold	$83	$51	$(3)	$131
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2015
Cost of goods sold	$23	$(6)	$1	$18

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2016
Cost of goods sold	$20	$(7)	$(2)	$11
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2015
Cost of goods sold	$17	$1	$(3)	$15

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

Derivative Instruments and Hedging Activities

Interest rate derivatives — Bunge, from time-to-time uses interest rate derivatives, including interest rate swaps, interest rate basis swaps, interest rate options or interest rate futures. As of June 30, 2016, Bunge had interest rate swap agreements for the purpose of managing certain of its interest rate exposures. The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. These swap agreements have been designated as fair value hedges. Additionally, the carrying amount of the associated hedged debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset.

As of June 30, 2016, Bunge had fixed-to-variable interest rate swap agreements. Below is a summary of Bunge’s current interest rate swap agreements designated as fair value hedge agreements as of June 30, 2016.

Notional	Notional				Weighted
Amount of	Amount of			Weighted Average	Average Rate
Hedged Obligation	Derivative	Effective Date	Maturity Date	Rate Payable (1)	Receivable (2)
$500	$500	November 24, 2015	November 24, 2020	3 month LIBOR plus 1.91%	3.50%
€600	€600	June 16, 2016	June 16, 2023	6 month EURIBOR plus 1.6778%	1.85%

(1)                                     Interest is payable in arrears semi-annually.

(2)                                     Interest is receivable in arrears semi-annually for U.S. dollar interest rate swap and annually for Euro interest rate swap.

Additionally, in February 2016, Bunge entered into one year interest rate swap agreements, having a total notional of $500 million that requires Bunge to pay interest at a fixed rate and receive interest at a variable rate. These interest rate swaps do not qualify for hedge accounting, and therefore Bunge has not designated these swaps as hedge instruments for accounting purposes. The interest rate swaps have been recorded at fair value in the consolidated condensed balance sheets with changes in fair value recorded contemporaneously in earnings.

Foreign exchange derivatives and hedging activities - Bunge uses a combination of foreign exchange forward, swap and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward and option contracts may be designated as cash flow hedges.  Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its foreign subsidiaries.

Foreign exchange risk is also managed through the use of foreign currency debt. Bunge’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in foreign denominated operations. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI.

Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions.

	June 30, 2016
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$—	$(908)	$255	Delta
Forwards	—	(9,428)	5,217	Notional
Futures	(106)	—	—	Notional
Swaps	—	(703)	59	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	June 30, 2016
	Exchange Traded and Cleared
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(5,196,415)	—	—	Metric Tons
Options	(614,538)	—	—	Metric Tons
Forwards	—	(32,537,902)	34,814,537	Metric Tons
Swaps	30,000	(8,365,511)	359,651	Metric Tons

(1)             Exchange traded and cleared derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange traded derivatives are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at June 30, 2016 and December 31, 2015, respectively.

The table below summarizes the open ocean freight positions.

	June 30, 2016
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	170	—	—	Hire Days
FFA Options	(470)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	June 30, 2016
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	6,269,770	—	—	MMBtus
Swaps	—	—	4,632,084	MMBtus
Options	—	—	—	MMBtus
Energy—Other
Futures	16,870	—	—	Metric Tons
Forwards	—	—	7,108,552	Metric Tons
Swaps	185,000	(96,000)	—	Metric Tons
Options	(11,826)	—	—	Metric Tons

(1)             Exchange traded and cleared derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

(3)             Million British Thermal Units (MMBtus) is the standard unit of measurement used to denote an amount of natural gas.

The Effect of Financial Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the six months ended June 30, 2016 and 2015.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)	Location	2016	2015
Designated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$3	$—
Total		$3	$—
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$253	$(257)
Foreign Exchange	Cost of goods sold	601	30
Commodities	Cost of goods sold	(960)	(42)
Freight	Cost of goods sold	(1)	(13)
Energy	Cost of goods sold	9	6
Total		$(98)	$(276)

The table below summarizes the effect of financial instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2016.

	Six Months Ended June 30, 2016
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$178	$30	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$178	$30		$—		$—

Net Investment Hedge:
Foreign currency denominated debt	$661	$4	Foreign currency denominated debt	$—	Foreign currency denominated debt	$—
Foreign Exchange (3)	$1,275	$(373)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$1,936	$(369)		$—		$—

(1)             The gain (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2016, Bunge expects to reclassify into income in the next 12 months approximately $16 million of after-tax gain related to its foreign exchange cash flow hedges and zero for net investment hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates through 2018.

The table below summarizes the effect of financial instruments that are designated and qualify as cash flow hedges on the condensed consolidated statement of income for the six months ended June 30, 2015.

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

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2015, Bunge expected to reclassify into income in the next 12 months approximately $(36) million of after-tax gains (losses) related to its foreign exchange cash flow hedges and zero for net investment hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts matured at various dates in 2015 and 2016.

11.                               DEBT

On June 9, 2016, Bunge completed the sale of €600 million (approximately $681 million) aggregate principal amount of 1.850% senior notes due 2023.  The senior notes were issued by Bunge’s 100% owned finance subsidiary, Bunge Finance Europe B.V., and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of €597 million (approximately $677 million) were used for general corporate purposes, including, but not limited to the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

On June 24, 2016, Bunge completed a refinancing on one if its facilities under its three-year unsecured bilateral revolving credit facilities (the “Facilities”) totaling $700 million. The amended $200 million facility under the Facilities will mature in June 2019. The remaining $500 million facilities mature in November 2016. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.55% per annum based on the credit ratings on its senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At June 30, 2016, there was $450 million borrowings outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility.

At June 30, 2016, Bunge had $3,423 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2016			December 31, 2015
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$4,351	$4,543	$—	$3,795	$3,879	$53

 12.         TRADE RECEIVABLES SECURITIZATION PROGRAM

On May 26, 2016, Bunge and certain of its subsidiaries renewed and amended its $700 million trade receivables securitization program (the “Program”). Bunge and certain of its subsidiaries participate in the Program with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) that provides for funding of up to $700 million against receivables sold into the Program.

As of June 30, 2016 and December 31, 2015, $568 million and $524 million, respectively, of receivables sold under the Program for which cash has not been received, were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the Program totaled $4,150 million and $4,904 million for the six months ended June 30, 2016 and 2015, respectively.  In addition, cash collections from customers on receivables previously sold were $4,210 million and $5,024 million, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the Program for the six months ended June 30, 2016 and 2015, were $4,297 million and $5,032 million, respectively. These sales resulted in discounts of $1 million for the three months ended June 30, 2016 and 2015, and $3 million for the six months ended June 30, 2016 and 2015, which were included in selling, general and administrative expenses in the condensed consolidated statements of income. Servicing fees under the Program were not significant in any period.

Bunge’s risk of loss following the sale of the trade receivables is limited to the deferred purchase price (“DPP”), which at June 30, 2016 and December 31, 2015 had a fair value of $103 million and $79 million, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 6).  The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the three and six months ended June 30, 2016 and 2015, were insignificant.  Bunge has reflected all cash flows under the Program as operating cash flows in the condensed consolidated statements of cash flows.

13.                               RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, other commodity products and received port services from certain of its unconsolidated investees, totaling $216 million and $111 million for the three months ended June 30, 2016 and 2015, respectively, and $469 million and $381 million for the six months ended June 30, 2016 and 2015, respectively.  Bunge also sold soybeans, other commodity products and provided port services to certain of its unconsolidated investees, totaling $73 million and $60 million for the three months ended June 30, 2016 and 2015, respectively, and $129 million and $185 million for the six months ended June 30, 2016 and 2015, respectively.

14.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily tax and labor claims in Brazil and tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at June 30, 2016 and December 31, 2015 are the following amounts related to these matters:

	June 30,	December 31,
(US$ in millions)	2016	2015
Tax claims	$205	$163
Labor claims	87	75
Civil and other claims	90	78
Total	$382	$316

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

On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority on lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability of 468 million Brazilian reais (approximately $146 million as of June 30, 2016), plus applicable interest. Management intends to continue to vigorously defend against its pending state cases.

During 2015 and the first half of 2016, Bunge’s Brazilian subsidiaries received in excess of two hundred ICMS assessments which ranged from less than 10 thousand Brazilian reais to 70 million Brazilian reais. In May 2014, the Brazilian tax authorities concluded an examination of the ICMS tax returns of one of Bunge’s sugar milling subsidiaries for the years 2010 through 2011 and proposed adjustments totaling approximately 45 million Brazilian reais (approximately $14 million as of June 30, 2016), plus applicable interest and penalties on the outstanding amount. Management, in consultation with external legal advisors, has determined that no reserves are required.

As of June 30, 2016 the Brazilian authorities have concluded examinations of the PIS COFINS tax returns and issued assessments relating to years 2004 through the first quarter of 2011. As of June 30, 2016, the cumulative claims for 2004 through 2011 were approximately 510 million Brazilian reais (approximately $159 million), plus applicable interest and penalties on the outstanding amount. As of December 31, 2015, the claims for 2004 through 2010 were approximately 500 million Brazilian reais (approximately $156 million as of June 30, 2016), plus applicable interest and penalties on the outstanding amount. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings and claims related to its activities. In 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of June 30, 2016, totaled approximately $219 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.

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

Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2016:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$66
Residual value guarantee (2)	154
Total	$220

(1)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2016 through 2019. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At June 30, 2016, Bunge recorded no obligation related to these guarantees.

(2)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2020. At June 30, 2016, Bunge’s recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  At June 30, 2016, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $5,549 million related to these guarantees.  This debt includes the senior notes issued by three of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe, B.V. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge Finance Europe, B.V. and Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.          EQUITY

Share repurchase program - In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no expiration date. Bunge repurchased 330,881 and 3,296,230 common shares for the three and six months ended June 30, 2016 under this program for $19 million and $200 million, respectively. Total repurchases under the program from its inception in

May 2015 through June 30, 2016 were 4,707,440 shares for $300 million. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge.

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance April 1, 2016	$(5,931)	$36	$(134)	$3	$(6,026)
Other comprehensive income (loss) before reclassifications	469	(155)	—	—	314
Amount reclassified from accumulated other comprehensive income	—	(6)	—	—	(6)
Balance, June 30, 2016	$(5,462)	$(125)	$(134)	$3	$(5,718)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance April 1, 2015	$(5,229)	$45	$(151)	$3	$(5,332)
Other comprehensive income (loss) before reclassifications	221	(62)	1	—	160
Amount reclassified from accumulated other comprehensive income	—	5	—	—	5
Balance, June 30, 2015	$(5,008)	$(12)	$(150)	$3	$(5,167)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2016	$(6,443)	$214	$(134)	$3	$(6,360)
Other comprehensive income (loss) before reclassifications	981	(339)	—	—	642
Amount reclassified from accumulated other comprehensive income	—	—	—	—	—
Balance, June 30, 2016	$(5,462)	$(125)	$(134)	$3	$(5,718)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2015	$(3,897)	$(10)	$(154)	$3	$(4,058)
Other comprehensive income (loss) before reclassifications	(1,111)	(20)	4	—	(1,127)
Amount reclassified from accumulated other comprehensive income	—	18	—	—	18
Balance, June 30, 2015	$(5,008)	$(12)	$(150)	$3	$(5,167)

16.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except for share data)	2016	2015	2016	2015
Income from continuing operations	$124	$92	$365	$338
Net (income) loss attributable to noncontrolling interests	1	(7)	4	(4)
Income (loss) from continuing operations attributable to Bunge	125	85	369	334
Other redeemable obligations (1)	(3)	(5)	(8)	(11)
Convertible preference share dividends	(9)	(9)	(17)	(17)
Income (loss) from discontinued operations, net of tax	(4)	1	(13)	15
Net income (loss) available to Bunge common shareholders	$109	$72	$331	$321

Weighted-average number of common shares outstanding:
Basic	139,406,634	143,726,689	140,234,524	144,441,666
Effect of dilutive shares:
—stock options and awards	358,243	900,064	289,838	908,144
—convertible preference shares	—	—	7,877,730	—
Diluted (2)	139,764,877	144,626,753	148,402,092	145,349,810

Basic earnings per common share:
Net income (loss) from continuing operations	$0.81	$0.50	$2.45	$2.12
Net income (loss) from discontinued operations	(0.03)	0.01	(0.09)	0.11
Net income (loss) to Bunge common shareholders—basic	$0.78	$0.51	$2.36	$2.23

Diluted earnings per common share:
Net income (loss) from continuing operations	$0.81	$0.50	$2.43	$2.11
Net income (loss) from discontinued operations	(0.03)	—	(0.09)	0.10
Net income (loss) to Bunge common shareholders—diluted	$0.78	$0.50	$2.34	$2.21

(1)             Accretion of redeemable noncontrolling interest of $3 million and $5 million for the three months ended June 30, 2016 and 2015, respectively, and $8 million and $11 million for the six months ended June 30, 2016 and 2015, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods includes the effect of losses incurred by the operations for the three and six months ended June 30, 2016, and 2015, respectively.

(2)             Approximately 4 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2016. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended June 30, 2016.

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

The “Discontinued Operations & Unallocated” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consist primarily of amounts attributable to discontinued operations, corporate items not allocated to the operating segments and inter-segment eliminations. Transfers between the segments are generally valued at market. The segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues”.

(US$ in millions)

		Edible				Discontinued
Three Months Ended		Oil	Milling	Sugar and		Operations &
June 30, 2016	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$7,524	$1,705	$422	$809	$81	$—	$10,541
Inter—segment revenues	991	25	1	2	—	(1,019)	—
Gross profit	343	87	68	25	7	—	530
Foreign exchange gains (losses)	(4)	(1)	(4)	3	—	—	(6)
Noncontrolling interests (1)	(2)	(1)	—	—	—	4	1
Other income (expense) — net	(9)	—	—	(4)	—	—	(13)
Segment EBIT (2)(3)	168	2	33	—	2	—	205
Discontinued operations (4)	—	—	—	—	—	(4)	(4)
Depreciation, depletion and amortization	(59)	(23)	(17)	(39)	(3)	—	(141)
Total assets	$14,655	$2,013	$1,503	$3,410	$330	$184	$22,095

Three Months Ended
June 30, 2015
Net sales to external customers	$7,744	$1,667	$409	$881	$81	$—	$10,782
Inter—segment revenues	801	44	—	—	—	(845)	—
Gross profit	360	85	57	25	8	—	535
Foreign exchange gains (losses)	26	(1)	(2)	(7)	—	—	16
Noncontrolling interests (1)	(13)	(1)	—	—	—	7	(7)
Other income (expense) — net	(8)	—	(1)	—	—	—	(9)
Segment EBIT (2) (3)	164	(6)	20	(12)	1	—	167
Discontinued operations (4)	—	—	—	—	—	1	1
Depreciation, depletion and amortization	(57)	(21)	(12)	(53)	(4)	—	(147)
Total assets	$13,047	$2,121	$1,153	$2,485	$396	$227	$19,429

		Edible				Discontinued
Six Months Ended		Oil	Milling	Sugar and		Operations &
June 30, 2016	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$13,807	$3,231	$813	$1,467	$139	$—	$19,457
Inter—segment revenues	1,849	51	1	2	—	(1,903)	—
Gross profit	773	199	123	41	14	—	1,150
Foreign exchange gains (losses)	20	(2)	(5)	3	(1)	—	15
Noncontrolling interests (1)	—	(3)	—	—	—	7	4
Other income (expense) — net	(6)	(1)	(2)	(9)	—	—	(18)
Segment EBIT (2)(3)	450	32	55	(14)	4	—	527
Discontinued operations (4)	—	—	—	—	—	(13)	(13)
Depreciation, depletion and amortization	(114)	(45)	(31)	(58)	(6)	—	(254)
Total assets	$14,655	$2,013	$1,503	$3,410	$330	$184	$22,095

Six Months Ended
June 30, 2015
Net sales to external customers	$15,655	$3,315	$855	$1,628	$135	$—	$21,588
Inter—segment revenues	1,571	82	36	3	—	(1,692)	—
Gross profit	866	199	127	46	7	—	1,245
Foreign exchange gains (losses)	24	4	(4)	(15)	—	—	9
Noncontrolling interests (1)	(11)	(3)	—	—	—	10	(4)
Other income (expense) — net	—	—	(2)	(6)	—	—	(8)
Segment EBIT (2) (3)	494	30	56	(35)	(5)	—	540
Discontinued operations (4)	—	—	—	—	—	15	15
Depreciation, depletion and amortization	(115)	(43)	(23)	(78)	(8)	—	(267)
Total assets	$13,047	$2,121	$1,153	$2,485	$396	$227	$19,429

(1)             Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest and discontinued operations of Brazilian fertilizer distribution business and certain asset management operations.

(2)             Bunge uses total segment earnings before interest and taxes (“Total Segment EBIT”) to evaluate Bunge’s operating performance. Total Segment EBIT is the aggregate of each of our five reportable segments’ earnings before interest and taxes. Total Segment EBIT is a non-GAAP financial measure and is not intended to replace net income (loss) attributable to Bunge, the most directly comparable GAAP financial measure. Bunge’s management believes Total Segment EBIT is a useful measure of its reportable segments’ operating profitability, since the measure allows for an evaluation of segment performance without regard to its financing methods or capital structure. For this reason, operating performance measures such as Total Segment EBIT are widely used by analysts and investors in Bunge’s industries. Total Segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other measure of consolidated operating results under U.S. GAAP.

(3)             Includes a pre-tax, non-cash impairment charge of $12 million in other income (expense) – net recorded in the second quarter of 2016, related to intangible assets of certain patents of intellectual property. Includes a pre-tax, non-cash impairment charge of $15 million in cost of goods sold recorded in the second quarter of 2015, related to the announced closure of Bunge’s oil packaging plant in the United States.

(4)             Represents net income (loss) from discontinued operations.

A reconciliation of Total Segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2016	2015	2016	2015
Total Segment EBIT from continuing operations	$205	$167	$527	$540
Interest income	14	13	24	24
Interest expense	(59)	(57)	(116)	(110)
Income tax (expense) benefit	(39)	(45)	(73)	(130)
Income (loss) from discontinued operations, net of tax	(4)	1	(13)	15
Noncontrolling interests’ share of interest and tax	4	7	7	10
Net income (loss) attributable to Bunge	$121	$86	$356	$349

18.                               SUBSEQUENT EVENT

On July 22, 2016, Bunge entered into an agreement to sell a 50% ownership interest in its Terfron port terminal in Brazil to Amaggi Exportacao E Importacao Ltda. for a total consideration in cash of approximately $145 million. Completion of the sale is expected by December 31, 2016, subject to customary closing conditions, including regulatory approval in Brazil.

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2016 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2015 and to “Item 4 Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 for a discussion of our internal controls over financial reporting.

Non-GAAP Financial Measures

The Company uses total segment earnings before interest and taxes (“Total Segment EBIT”) to evaluate the Company’s operating performance. Total Segment EBIT is the aggregate of each of our five reportable segments’ earnings before interest and taxes. Total Segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable GAAP financial measure. The Company’s management believes Total Segment EBIT is a useful measure of its reportable segments’ operating profitability, since the measure allows for an evaluation of segment performance without regard to its financing methods or capital structure. For this reason, operating performance measures such as Total Segment EBIT are widely used by analysts and investors in the Company’s industries. Total Segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income or any other measure of consolidated operating results under U.S. GAAP.

Business Overview

Agribusiness — Improved Agribusiness segment EBIT in the second quarter of 2016 was primarily due to improved performance in Grains, which benefitted from strong growth in destination volumes and solid risk management. Increased margins and volumes in our South American ports & services operations also contributed to the higher results. Grain origination in Brazil was an important contributor to the second quarter of 2016; however, results were lower when compared to the second quarter of 2015 due to slower farmer selling from the combination of market volatility and smaller than expected crops. Origination margins in both Argentina and the United States remained soft.  In Oilseeds, strong soybean meal and soybean oil demand supported soy crush margins in Brazil and the United States, but were offset by lower results in Argentina crushing and weaker results in oilseed trading & merchandising activities. Canadian and European soft seed results remained weak, but the outlook for new crop margins improved. In the second quarter of 2016 Agribusiness segment EBIT included approximately $40 million of mark-to-market hedging gains related to oilseed processing, which are expected to largely reverse in the third quarter of 2016 when the contracts are executed. Results in the quarter included a $12 million pre-tax impairment charge related to the remaining unamortized carrying value of certain patents.  Results in the second quarter of 2015 included a $30 million pre-tax reversal of an export tax contingency in Argentina.

Edible oil products — Edible oil products segment EBIT for the second quarter of 2016 included a reversal of an approximate $12 million mark-to-market gain which benefitted the first quarter of 2016. Higher earnings in the second quarter of 2016 reflected improved performances in Asia, Canada and Europe. Margins were higher in both India and China, and in Canada we benefitted from strong volume growth in both food service and food processor markets. While results were higher in Europe, the combination of depressed economies and soft consumer demand in parts of Eastern Europe continued to weigh on performance. Volumes in Brazil were strong and have returned to pre-economic crisis levels, but margins remained weak with excess supply of domestic soybean oil from the peak crushing period pressuring retail margins. Results in the U.S. were down from last year as an improvement in packaging was more than offset by weaker refining margins. The second quarter of 2015 included a $15 million restructuring charge.

Milling products — Milling products EBIT in the second quarter of 2016 were higher in all regions compared to the same period last year. In Brazil, volumes benefitted from the contribution of our Moinho Pacifico mill and market share gains. Higher margins were driven by favorable raw material sourcing strategies and improved product mix. In Mexico, higher margins were due to improved sales mix and ongoing improvement initiatives. U.S. corn milling saw higher volumes and reduced industrial costs driven by cost initiatives, which more than offset lower margins. Results in rice milling were similar to the prior year.

Sugar and Bioenergy —Sugar and Bioenergy segment EBIT in the second quarter of 2016 was higher than the same period in 2015 primarily driven by our sugarcane milling operation which benefitted from higher sugar and ethanol prices. Crushing volumes were down from last year due to wet weather; however, this was offset in part by slightly improved total recoverable sugar (“ATR”) yields. The second quarter is the seasonal low point for ATR yields, when mills produce less sugar and ethanol per unit of sugarcane milled than they will in the second half of the year. Trading & distribution activities in the second quarter of 2016 was comparable with the same period last year, and results in our biofuel joint ventures were down primarily due to higher raw material costs in Argentina. Results in the second quarter of 2016 were impacted by a $6 million loss from our renewable oils joint venture.

Fertilizer — Higher Fertilizer segment EBIT in the second quarter of 2016 compared to the same period in 2015 was driven by improved performance in our Brazilian port operation, which benefitted from higher import volumes. In our Argentine fertilizer business, which is still in the slow season, lower margins more than offset higher volumes.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Income (Loss) Attributable to Bunge - For the quarter ended June 30, 2016, net income attributable to Bunge increased by $35 million to $121 million from $86 million in the quarter ended June 30, 2015. This improvement resulted primarily from an increase in Total Segment EBIT of $38 million. Milling Products Segment EBIT improved $13 million mostly driven by increased gross profit in Brazil from stronger demand in flour from the food service segment and gross profit improvement in Mexico as well as the impact of the prior year negative impact of $4 million in mark-to-market losses. Sugar and Bioenergy Segment EBIT improved $12 million mostly driven by an improvement in foreign exchange results and lower SG&A expenses which more than offset the lower results in certain equity investments. Edible oil products Segment EBIT improved $8 million primarily due to a prior year impairment charge related to the closing of an oil processing facility in the United States, lower SG&A expenses as a result of a weakened Brazilian real when converted to U.S dollars and lower overall marketing expenses. These increases were partially offset by approximately $12 million in mark-to-market losses recorded in the second quarter to reverse unrealized mark-to-market gains from the first quarter of 2016. Income tax expenses decreased $6 million due to certain discrete items in the quarter. The improved Total Segment EBIT and lower income tax expense were partially offset by higher discontinued operations losses.

Income Tax Expense — In the quarter ended June 30, 2016, income tax expense was $39 million compared to $45 million in the quarter ended June 30, 2015. The effective tax rate in the second quarter was 24% compared to 33% in the second quarter of 2015. The lower tax rate in 2016 was primarily due to a discrete income tax benefit of $11 million recorded for refund claims filed in Europe along with a favorable earnings mix.  Excluding the effect of the discrete item noted above and certain other discrete items, the effective tax rate in the second quarter was 29%.

Segment Results-Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	June 30,
(US$ in millions, except volumes)	2016	2015
Volumes (in thousands of metric tons):
Agribusiness	33,944	32,802
Edible oil products	1,742	1,668
Milling products	1,136	992
Sugar and Bioenergy	2,116	2,780
Fertilizer	249	216

Net sales:
Agribusiness	$7,524	$7,744
Edible oil products	1,705	1,667
Milling products	422	409
Sugar and Bioenergy	809	881
Fertilizer	81	81
Total	$10,541	$10,782

Cost of goods sold:
Agribusiness	$(7,181)	$(7,384)
Edible oil products	(1,618)	(1,582)
Milling products	(354)	(352)
Sugar and Bioenergy	(784)	(856)
Fertilizer	(74)	(73)
Total	$(10,011)	$(10,247)

Gross profit:
Agribusiness	$343	$360
Edible oil products	87	85
Milling products	68	57
Sugar and Bioenergy	25	25
Fertilizer	7	8
Total	$530	$535

Selling, general and administrative expenses:
Agribusiness	$(160)	$(201)
Edible oil products	(82)	(89)
Milling products	(32)	(34)
Sugar and Bioenergy	(24)	(30)
Fertilizer	(5)	(7)
Total	$(303)	$(361)

Foreign exchange gains (losses):
Agribusiness	$(4)	$26
Edible oil products	(1)	(1)
Milling products	(4)	(2)
Sugar and Bioenergy	3	(7)
Fertilizer	—	—
Total	$(6)	$16

Noncontrolling interest:
Agribusiness	$(2)	$(13)
Edible oil products	(1)	(1)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	—	—
Total	$(3)	$(14)

Other income (expense) - net:
Agribusiness	$(9)	$(8)
Edible oil products	—	—
Milling products	—	(1)
Sugar and Bioenergy	(4)	—
Fertilizer	—	—
Total	$(13)	$(9)

Segment EBIT: (1)
Agribusiness	$168	$164
Edible oil products	2	(6)
Milling products	33	20
Sugar and Bioenergy	—	(12)
Fertilizer	2	1
Total	$205	$167

Depreciation, depletion and amortization:
Agribusiness	$(59)	$(57)
Edible oil products	(23)	(21)
Milling products	(17)	(12)
Sugar and Bioenergy	(39)	(53)
Fertilizer	(3)	(4)
Total	$(141)	$(147)

(1)             We refer to our earnings before interest and taxes for each of our reportable segments as “Segment EBIT”. Total Segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. Non-GAAP Financial Measures”.

A reconciliation of Total Segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended
	June 30,
(US$ in millions)	2016	2015
Total Segment EBIT	$205	$167
Interest income	14	13
Interest expense	(59)	(57)
Income tax (expense) benefit	(39)	(45)
Income (loss) from discontinued operations, net of tax	(4)	1
Noncontrolling interest share of interest and tax	4	7
Net income (loss) attributable to Bunge	$121	$86

Agribusiness Segment - Agribusiness segment net sales decreased by 3% to $7.5 billion in the second quarter of 2016, compared to $7.7 billion in the second quarter of 2015. The decrease was primarily due to lower sales in our oilseeds processing and trading and distribution businesses. In oilseeds processing, lower sales were driven primarily by reduced volumes in Asia-Pacific due to weaker crush margins, also sales declined in Argentina from excessive rains that delayed the flow of seeds to our crushing facilities and our ability to ship products to customers. In trading and distribution, sales were lower primarily due to a weak supply of palm which drove reductions in sales of palm oil partially offset by increased grains trading and distribution sales. The decrease was partially offset by an increase in overall volumes primarily in our trading and distribution activities and higher average commodity prices in soybeans, soybean meal and corn which increased 10%, 13% and 7%, respectively. Average wheat prices included a 7% decrease and average soybean oil prices were essentially flat.

Cost of goods sold decreased by 3% in line with the reductions in sales noted above. In addition, lower industrial costs due to the relative weakening of the Brazilian real and Argentine peso to the U.S. dollar, which more than offset local inflation, contributed to lower cost of goods sold in the second quarter of 2016.

Gross profit decreased to $343 million in the second quarter of 2016, from $360 million in the second quarter of 2015. This decrease was primarily driven by lower results in oilseed processing and grain origination. In oilseed processing, Canada canola processing results declined due to lower margins and in Argentina results declined due to weather conditions noted above. This was partially offset by improved soy processing results in the United States, Spain and the Ukraine where we initiated production in our new sunseed crushing facility in Nikolayev. Also, in the second quarter of 2016, we realized approximately $40 million of mark-to-market hedging gains related to oilseed processing. In grain origination, results in Brazil declined from a strong performance in the same period last year due to increased farmer selling as a result of a weakening Brazilian real. Trading and distribution results were in line with the same period in the prior year with improved performance in grains trading and distribution due to higher volumes and contributions from risk management, offset by weaker oilseeds trading and distribution and ocean freight results. Included in the second quarter of 2015 was a $30 million reversal of an export tax contingency in Argentina.

SG&A expenses were $160 million in the second quarter of 2016, 20% lower than the $201 million in the same period last year. This reduction was primarily driven by lower personnel costs and the weakening of most global currencies relative to the U.S. dollar, partly offset by increases in expenses in local currency costs due to inflation.

Foreign exchange results in the second quarter of 2016 were losses of $4 million, compared to gains of $26 million in the second quarter of 2015. These results relate primarily to foreign currency hedges.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Noncontrolling interests were income of $2 million in the second quarter of 2016 compared to income of $13 million in the comparable period last year. The reduced 2016 income was primarily driven by our oilseed processing activities in Asia-Pacific.

Other income (expense)-net was expense of $9 million in the second quarter of 2016, primarily resulting from an impairment charge of $12 million on intangible assets related to certain patents of intellectual property. Other income (expense)-net in the second quarter of 2015 was also an expense of $8 million, primarily resulting from losses in an unconsolidated logistics venture in Brazil.

Segment EBIT increased by $4 million to $168 million in the second quarter of 2016 from $164 million in the second quarter of 2015. This increase was primarily driven by lower SG&A expenses mostly due to the relative weakening of the Brazilian real and Argentine peso to the U.S. dollar and lower personnel costs and reduced noncontrolling interests, partially offset by the lower gross profit and foreign exchange losses.

Edible Oil Products Segment - Edible oil products segment net sales increased by 2% in the second quarter of 2016 compared to the same period last year resulting primarily from an increase in volumes of 4% and local currency price increases implemented in Brazil, partially offset by a price decrease due to the relative weakening of the Brazilian real when translated into U.S. dollars. The volume increases were driven by increased demand of our packaged oil products in Europe, primarily in Spain due to higher discounts and promotions in a highly competitive market, increased volumes in packaged oils and margarines in Brazil and increased volumes in refined oil in Canada.

Cost of goods sold in the second quarter of 2016 increased 2% from the same period of 2015, primarily due to the increase in volumes as noted above in net sales partially offset by the relative weakening of certain global currencies when translated into U.S. dollars and by cost benefits from our performance improvement programs. In addition, cost of goods sold in the second quarter of 2015 included $15 million for impairment charges related to the closure of an oil packaging facility in the United States.

Gross profit in the second quarter of 2016 increased to $87 million compared to $85 million for the second quarter of 2015. The increase was primarily driven by the $15 million impairment charge in 2015 noted above, improved margins in India and China, and in Canada where we had improved volume growth in both food service and food processor markets, and local currency price increases implemented in Brazil. These increases were partially offset by the negative impact from the weaker Brazilian real on the translation of local currency gross profit into U.S. dollars. The second quarter of 2016 included approximately $12 million of mark-to-market losses which reversed from the unrealized gains recorded in the first quarter of 2016.

SG&A expenses decreased by 8% to $82 million in the second quarter of 2016 compared with $89 million in the same period a year ago. This decrease was primarily due to the relative weakening of the Brazilian real, impacting local currency costs translated into U.S. dollars, and was partially offset by increases in local currency costs in Brazil due to inflation and lower marketing expenses.

Segment EBIT improved by $8 million to a gain of $2 million for the second quarter of 2016 from a loss of $6 million in the second quarter of 2015. The improvement was primarily due to a $15 million impairment charge related to the closure of an oil packaging facility in the United States in 2015 and lower SG&A expenses. These improvements were partially offset by the $12 million mark-to-market losses noted above in 2016.

Milling Products Segment - Milling products segment net sales were $422 million in the second quarter of 2016, 3% above the same period of 2015. The increase in sales was driven by higher volumes, partially offset by lower selling prices for flour due to the reduction in raw material costs of wheat. Volumes also increased from our acquisition of Moinho Pacifico in Brazil, which occurred in the fourth quarter of 2015.

Cost of goods sold slightly increased by 1% to $354 million for the second quarter of 2016 from $352 million in the second quarter of 2015, primarily due to the increase in volumes. This volume increase was partially offset by lower commodity prices in wheat, our primary raw material, and the foreign exchange effects on local currency industrial costs in Brazil and Mexico which when translated into a stronger U.S. dollar reduced cost of goods sold.

Gross profit increased by 19% to $68 million in the second quarter of 2016, from $57 million in the second quarter of 2015 primarily due to stronger demand in wheat milling products in the food service segment in Brazil. Additionally, gross profit improved in Mexico due to the prior year being negatively impacted by $4 million of mark-to-market losses on hedges of wheat inventories and an improvement in corn milling results in the U.S.

SG&A expenses decreased by 6% to $32 million during the second quarter of 2016, mainly from the positive impact of the weaker Brazilian real on the translation of local currency expenses to U.S. dollars, partially offset by increased SG&A expenses due to the Moinho Pacifico acquisition.

Segment EBIT increased to $33 million in the second quarter of 2016, from $20 million last year, primarily as a result of improved gross profit in Brazil from stronger demand of wheat products in the food services segment and gross profit improvement in Mexico as the prior year was negatively impacted by $4 million mark-to-market losses on hedges of wheat inventories. SG&A was also lower due to the currency effects noted above.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased by $72 million to $809 million in the second quarter of 2016 compared to $881 million in the second quarter last year. The decrease in sales of 8% was primarily driven by a 24% decline in volumes partially offset by an increase in sugar and ethanol prices.  On average, the futures price of raw sugar was 37% higher in the second quarter of 2016, compared to the same period in 2015. The decline in volumes was mostly related to lower net sales of sugar in our global trading and merchandising activities, primarily due to reduced demand from higher sugar prices.

Cost of goods sold decreased 8% in the second quarter of 2016 compared to the same period of 2015, which was in line with the decline in net sales noted above, and also included reduced industrial costs from cost-cutting initiatives and the foreign exchange effects on local currency industrial costs in Brazil due to a weaker Brazilian real relative to the U.S. dollar.

Gross profit remained flat at $25 million in the second quarter of 2016 compared to the same period last year. A decline in gross profit from the reduced volumes was fully offset by improved results in our industrial operations resulting from cost-cutting initiatives.

SG&A expenses decreased by 20% to $24 million in the second quarter of 2016 from $30 million in the comparable period of 2015, primarily due to the relative weakening of the Brazilian real, impacting local currency costs translated into U.S. dollars, partially offset by increases in local currency costs in Brazil due to local inflationary increases.

Foreign exchange results in the second quarter of 2016 were a gain of $3 million compared to losses of $7 million in the same period of 2015. These results relate primarily to foreign currency hedges.

Other income (expense)-net was expense of $4 million in the second quarter of 2016 compared to nil in the second quarter of 2015.  Results in our North American ethanol investment were lower as the decrease in global oil prices resulted in lower ethanol gross profit. Results also decreased in our corn wet-milling joint venture in Argentina.  Partially offsetting the decreases, results improved in our joint venture for the production of renewable oils in Brazil.

Segment EBIT improved to break even in the second quarter of 2016 from a loss of $12 million in the second quarter of 2015. The improvement in foreign exchange results and lower SG&A expenses more than offset lower results in certain equity investments.

Fertilizer Segment - Fertilizer segment net sales of $81 million in the second quarter of 2016 were flat compared to the second quarter of 2015. Increased volumes primarily due to higher fertilizer usage in Argentina were fully offset by a decrease in global nitrogen, phosphate and single superphosphate prices.

Cost of goods sold increased by $1 million in the second quarter of 2016 to $74 million, compared to $73 million in the same period a year ago primarily driven by higher industrial costs.

Gross profit decreased by $1 million to $7 million in the second quarter of 2016, from $8 million in the comparable period of 2015. The decrease was primarily driven by lower gross profit in Argentina resulting from the decrease in fertilizer unit margins, partially offset by higher volumes in Argentina.

SG&A expenses were $5 million in the second quarter of 2016, compared to $7 million in the comparable period of 2015, mainly resulting from a legal provision in Argentina in 2015.

Segment EBIT slightly improved to $2 million in the second quarter of 2016, from $1 million in the same period in 2015, primarily as a result of lower SG&A expenses, partially offset by lower gross profit in Argentina.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	June 30,
(US$ in millions)	2016	2015
Interest income	$14	$13
Interest expense	(59)	(57)

Interest income and interest expense remained relatively unchanged between 2016 and 2015.

Discontinued Operations - Discontinued operations results for the second quarter of 2016 were a loss of $4 million, net of tax, compared to income of $1 million, net of tax, in the second quarter of 2015. Results declined in 2016 primarily driven by foreign exchange losses in the discontinued Brazilian fertilizer retail business.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Income (Loss) Attributable to Bunge - For the six months ended June 30, 2016, net income attributable to Bunge increased by $7 million to $356 million from $349 million in the six months ended June 30, 2015. Total Segment EBIT declined $13 million primarily due to lower Agribusiness Segment EBIT of $44 million mostly driven by lower gross profit in oilseeds processing in North America and grain origination in Brazil partially offset by improved trading and distribution activities and lower SG&A expenses due to the reduced translation of certain foreign local currency costs into U.S. dollar.  Partially offsetting the Agribusiness Segment EBIT results, Sugar and Bioenergy Segment EBIT improved $21 million mostly due to an improvement in foreign exchange results and lower SG&A expenses which more than offset the decline in gross profit and lower results in certain equity investments. Fertilizer Segment EBIT results also improved $9 million, primarily driven by an improved gross profit mostly driven by higher volumes in Argentina and a challenging 2015 due to a strike in one of our plants and lower SG&A expenses.  Income tax expenses decreased $57 million due to the effect of reduced income before income taxes and certain discrete items totaling $39 million. Discontinued operations declined $28 million mostly from foreign exchange losses in 2016 compared to foreign exchange gains and reduced recoveries of bad debt expenses in 2016 compared to last year.

Income Tax Expense — In the six months ended June 30, 2016, income tax expense was $73 million compared to income tax expense of $130 million in the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 decreased to 17% compared to 28% in the six months ended June 30, 2015.   The lower tax rate in 2016 was primarily due to certain discrete items including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election in North America, an income tax benefit of $11 million recorded for refund claims filed in Europe, and an income tax charge of $32 million recorded for an uncertain tax position related to Asia.  Excluding the effect of the three discrete items noted above and certain other discrete items, the effective tax rate for the six months ended June 30, 2015 was 28%.

Segment Results-Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Six Months Ended
	June 30,
(US$ in millions, except volumes)	2016	2015
Volumes (in thousands of metric tons):
Agribusiness	66,697	64,046
Edible oil products	3,344	3,273
Milling products	2,242	2,072
Sugar and Bioenergy	4,039	4,996
Fertilizer	415	333

Net sales:
Agribusiness	$13,807	$15,655
Edible oil products	3,231	3,315
Milling products	813	855
Sugar and Bioenergy	1,467	1,628
Fertilizer	139	135
Total	$19,457	$21,588

Cost of goods sold:
Agribusiness	$(13,034)	$(14,789)
Edible oil products	(3,032)	(3,116)
Milling products	(690)	(728)
Sugar and Bioenergy	(1,426)	(1,582)
Fertilizer	(125)	(128)
Total	$(18,307)	$(20,343)

Gross profit:
Agribusiness	$773	$866
Edible oil products	199	199
Milling products	123	127
Sugar and Bioenergy	41	46
Fertilizer	14	7
Total	$1,150	$1,245

Selling, general and administrative expenses:
Agribusiness	$(337)	$(385)
Edible oil products	(161)	(170)
Milling products	(61)	(65)
Sugar and Bioenergy	(49)	(60)
Fertilizer	(9)	(12)
Total	$(617)	$(692)

Foreign exchange gains (losses):
Agribusiness	$20	$24
Edible oil products	(2)	4
Milling products	(5)	(4)
Sugar and Bioenergy	3	(15)
Fertilizer	(1)	—
Total	$15	$9

Noncontrolling interest:
Agribusiness	$—	$(11)
Edible oil products	(3)	(3)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	—	—
Total	$(3)	$(14)

Other income (expense) - net:
Agribusiness	$(6)	$—
Edible oil products	(1)	—
Milling products	(2)	(2)
Sugar and Bioenergy	(9)	(6)
Fertilizer	—	—
Total	$(18)	$(8)

Segment EBIT: (1)
Agribusiness	$450	$494
Edible oil products	32	30
Milling products	55	56
Sugar and Bioenergy	(14)	(35)
Fertilizer	4	(5)
Total	$527	$540

Depreciation, depletion and amortization:
Agribusiness	$(114)	$(115)
Edible oil products	(45)	(43)
Milling products	(31)	(23)
Sugar and Bioenergy	(58)	(78)
Fertilizer	(6)	(8)
Total	$(254)	$(267)

(1)             We refer to our earnings before interest and taxes for each of our reportable segments as “Segment EBIT”. Total Segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations. Non-GAAP Financial Measures.”

A reconciliation of Total Segment EBIT to net income (loss) attributable to Bunge follows:

	Six Months Ended
	June 30,
(US$ in millions)	2016	2015
Total Segment EBIT	$527	$540
Interest income	24	24
Interest expense	(116)	(110)
Income tax (expense) benefit	(73)	(130)
Income (loss) from discontinued operations, net of tax	(13)	15
Noncontrolling interest share of interest and tax	7	10
Net income (loss) attributable to Bunge	$356	$349

Agribusiness Segment - Agribusiness segment net sales of $13.8 billion in the six months ended June 30, 2016 were down 12% from $15.7 billion in the six months ended June 30, 2015. The decrease was primarily due to lower sales in our oilseeds processing and trading and distribution businesses. For the six months ended June 30, 2016, average global commodity prices were essentially unchanged except for soybean meal which declined 4% and wheat which declined 9%. Volumes increased primarily in our grains origination activities particularly in the earlier part of the year in South America; however this was offset by lower global commodity prices during the first quarter of 2016, and our grains trading and distribution activities mostly in the Black Sea region and Middle East. In our oilseed processing business, lower sales were driven primarily by reduced volumes in Asia-Pacific due to weaker crush margins, a challenged North American export demand market in the first quarter of 2016 for soybean meal which improved in the second quarter of 2016 and weaker sales in canola due to industry overcapacity issues, and weaker European crush margins in the soybean complex and softseeds. In trading and distribution, net sales were lower primarily due to a weak supply of palm which drove reductions in net sales of palm oil partially offset by increased grains net sales in the Black Sea region and the Middle East.

Cost of goods sold decreased by 12% to $13.0 billion in the six months ended June 30, 2016 from $14.8 billion last year in line with the reductions in sales noted above. In addition, lower industrial costs due to the relative weakening of the Brazilian real and Argentine peso to the U.S. dollar contributed to lower cost of goods sold in the six months ended June 30, 2016 when compared to the same period last year.

Gross profit decreased by $93 million, to $773 million in the six months ended June 30, 2016, compared to $866 million in the same period a year ago primarily driven by lower results in oilseed processing and grain origination, partially offset by higher results in our trading and distribution businesses. In oilseed processing, soy and canola processing results in North America declined from a strong performance in the same period in 2015 due to lower crush margins. Additionally, softseeds processing results in Europe declined due to the weaker margin environment. Also for the six months ended June 30, 2016, we realized approximately $40 million of mark-to-market hedging gains related to oilseed processing. In grain origination, results in Brazil declined from a strong performance in the same period last year primarily due to slower farmer selling and increased competition. In trading and distribution, results benefitted from higher gross profit in Central America and the Middle East and improved port logistics results, which benefited from increased South American exports. Included in the six months ended June 30, 2015, was a $30 million reversal of an export tax contingency in Argentina.

SG&A expenses were $337 million in the six months ended June 30, 2016, 12% lower than the $385 million in the six months ended June 30, 2015. This reduction was primarily driven by the weakening of most global currencies relative to the U.S. dollar and lower personnel costs, partly offset by increases in expenses in local currency costs due to inflation.

Other income (expense)-net was expense of $6 million and nil for the six months ended June 30, 2016 and June 30, 2015, respectively. Other income (expense) -net in 2016 included an impairment charge of $12 million on intangible assets related to certain patents of intellectual property partially offset by income in an unconsolidated logistics venture in Brazil and a palm oil plantation joint venture in Indonesia.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Noncontrolling interests were nil in the six months ended Jun 30, 2016 compared to income of $11 million in the comparable period last year. The decrease in income was primarily driven by weaker performance in our European and Asia-Pacific oilseed processing activities and our port operations in the northwest of the U.S.

Segment EBIT decreased to $450 million in the six months ended June 30, 2016 from $494 million in the six months ended June 30, 2015. This decrease was primarily driven by lower gross profit in oilseeds processing in North America and grain origination in Brazil partially offset by improved gross profit in trading and distribution activities in the Middle East and Central America and lower SG&A expenses as a result of decreased costs when converting local currency costs into U.S. dollars as a result of the weakening of most global currencies relative to the U.S. dollar.

Edible Oil Products Segment - Edible oil products segment net sales decreased by 3% to $3.2 billion in the six months ended June 30, 2016, from $3.3 billion in the same period last year, primarily resulting from a price decrease due to the relative weakening of the Brazilian real, Ukrainian hryvnia and certain other global currencies, when translated into U.S. dollars, partially offset by an increase in volumes of 2% and local currency price increases implemented in Brazil. The net increase in volumes was driven by increased demand of our packaged oil products in Brazil as volumes increased in packaged oil and margarine products, in Spain due to higher discounts and promotions in a highly competitive market and in refined oil in Canada. Partially offsetting the volume increases mentioned above, in Germany and Poland volumes declined in margarine due to a loss of market share to butter.

Cost of goods sold decreased 3% for the six months of 2016 to $3.0 billion from $3.1 billion in the same period in 2015. The decrease was primarily due to the relative weakening of certain global currencies when translated into U.S. dollars, cost benefits from our production efficiency programs and the inclusion of a $15 million impairment charge related to the closure of an oil packaging facility in the United States in 2015.

Gross profit remained flat at $199 million in the six months ended June 30, 2016 compared to the same period last year. The gross profit improvement, resulting from the volume increase and prior year $15 million impairment charge noted above, was offset by the impact of the relative weakening of certain global currencies when translated into U.S. dollars. In addition, weaker gross profit in our European operations, particularly driven by soft demand in Russia and Ukraine were partially offset by improved gross profit in North America due to sales mix and supply chain efficiency programs.

SG&A expenses decreased by 5% to $161 million in the first six months of 2016 compared with $170 million in the same period a year ago, primarily as a result of translation effects of weakening currencies in South America and Europe relative to the U.S. dollar, lower marketing expenses and savings from cost-cutting initiatives.

Foreign exchange results in the first six months of 2016 were losses of $2 million, compared to gains of $4 million in the same period of 2015. These results relate primarily to foreign currency hedges.

Segment EBIT increased to $32 million for the six months ended June 30, 2016, from $30 million in the same period a year ago as lower SG&A expenses from the translation benefits of a global devaluation of most currencies relative to the U.S. dollar was only partially offset by an increase in the foreign currency exchange losses.

Milling Products Segment — Milling products segment net sales decreased by 5% to $813 million in the six months ended June 30, 2016 from $855 million in the same period last year. The decrease was primarily from the relative weakening of the Brazilian real and Mexican peso, when translated into U.S. dollars and lower selling prices for flour due to lower raw material commodity prices in wheat. Partly offsetting these decreases was an increase in volumes in rice and corn milling in the United States and increased net sales from our acquisition of Moinho Pacifico in Brazil, which occurred in the fourth quarter of 2015.

Cost of goods sold decreased by 5% to $690 million for the six months ended June 30, 2016 from $728 million in the six months ended June 30, 2015, resulting from lower commodity prices in wheat and the foreign exchange effects on local currency industrial costs in Brazil and Mexico which when translated into the appreciating U.S. dollar reduced cost of goods sold and lower energy prices in the United States. These decreases were partially offset by an increase in volumes mentioned above.

Gross profit decreased to $123 million in the first six months of 2016, from $127 million in the same period a year ago, primarily due to lower gross profit in Brazil from weaker food services and retail channel demand in the first quarter of 2016 and the impact of the Brazilian real translation into U.S. dollars. Partly offsetting these decreases was a gross profit improvement in Mexico, improved corn milling results in the United States and the gross profit added from our acquisition of Moinho Pacifico in Brazil, which closed in the fourth quarter of 2015.

SG&A expenses decreased to $61 million for the six months ended June 30, 2016, from $65 million a year ago, mainly resulting from the translation benefit of the weaker Brazilian real and Mexican peso on the translation of local currency expenses to U.S. dollars, partially offset by increased SG&A expenses due to the Moinho Pacifico acquisition.

Segment EBIT slightly decreased to $55 million in the six months ended June 30, 2016, from $56 million in the same period last year, primarily as a result of lower gross profit in Brazil, partially offset by lower SG&A expenses due to the translation effects of the Brazilian real and Mexican peso into U.S. dollars.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales were $1.5 billion in the six months ended June 30, 2016, compared to $1.6 billion in the six months ended June 30, 2015. The decrease in net sales was primarily driven by a 19% decline in volumes, partially offset by an increase in sugar and ethanol prices. On average, the futures prices of raw sugar was 19% higher in the first half of 2016, compared to the same period in 2015. The decline in volumes was mostly related to lower sugar and ethanol sales in our industrial business, primarily due to our commercial decision to carry less inventory into 2016 than we did in the previous year and reduced demand as sugar prices were higher. Volumes were also lower in our trading and merchandising businesses.

Cost of goods sold decreased to $1.4 billion for the first six months of 2016, compared to $1.6 billion for the same period last year, primarily due to the decline in volumes and partially offset by the increase in average raw sugar futures prices noted above, and also included reduced industrial costs from cost-cutting initiatives and the foreign exchange effects on local currency industrial costs in Brazil, which when translated into the appreciating U.S. dollar reduced cost of goods sold.

Gross profit decreased to $41 million in the six months ended June 30, 2016 from $46 million in the same period a year ago, primarily driven by the decline in volumes in our industrial business and the relative weakening of the Brazilian real, against the U.S. dollar, which negatively impacted gross profit. Partially offsetting the above were improved results in our trading and distribution business, primarily due to increased white sugar sales, improved raw sugar margins and a strong margin environment in Asia.  In our industrial business, lower industrial costs from cost-cutting initiatives also improved gross profit.

SG&A expenses were $49 million for the six months ended June 30, 2016, 18% lower compared to $60 million for the same period a year ago, driven by the relative weakening of the Brazilian real, impacting local currency costs translated into U.S. dollars, partially offset by increases in local currency costs in Brazil due to local inflationary increases.

Foreign exchange results in the six months ended June 30, 2016 were income of $3 million, compared to losses of $15 million in the same period a year ago. These results were related primarily to results on certain currency hedges.

Other income (expense) -net was expense of $9 million in the six months ended June 30, 2016 compared to $6 million of expenses for the same period in 2015. An increase in losses in our joint venture for the production of renewable oils in Brazil and reduced profits in our corn wet-milling joint venture in Argentina were the primary reasons for the increase in expenses.

Segment EBIT improved by $21 million to a loss of $14 million in the six months ended June 30, 2016 from a loss of $35 million in the six months ended June 30, 2015. The improvement in foreign exchange results and lower SG&A expenses more than offset the decline in gross profit.

Fertilizer Segment - Fertilizer segment net sales increased 3% to $139 million in the six months ended June 30, 2016 compared to $135 million in the six months ended June 30, 2015, primarily due to higher volumes in Argentina from higher fertilizer usage by farmers, as well as reduced volumes in the prior year due to a strike in 2015 in one of our plants. This was partially offset by a decrease in global nitrogen, phosphate and single superphosphate prices.

Cost of goods sold was $125 million for the six months ended June 30, 2016, compared to $128 million for the same period last year driven by lower industrial costs and lower costs from nitrogen than in 2015, as we were required to import higher cost material of nitrogen due to the 2015 strike. This was partially offset by an increase in volumes in 2016.

Gross profit increased to $14 million for the six months ended June 30, 2016 from $7 million in the comparable period of 2015. The improvement was primarily driven by higher volumes in Argentina and a challenging 2015 due to a strike in one of our plants.

SG&A expenses were $9 million for the first six months of 2016 compared with $12 million in the first six months of 2015. SG&A expenses were lower mainly resulting from a legal provision in Argentina in 2015.

Segment EBIT improved by $9 million to a gain of $4 million in the six months ended June 30, 2016 from a loss of $5 million in the same period a year ago, primarily driven by improved gross profit mostly due to higher volumes in Argentina, the strike in 2015 and lower SG&A expenses in 2016 from the prior year legal provision.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Six Months Ended
	June 30,
(US$ in millions)	2016	2015
Interest income	$24	$24
Interest expense	(116)	(110)

Interest income and interest expense remained relatively unchanged between 2016 and 2015.

Discontinued Operations - Discontinued operations results for the six months ended June 30, 2016 were a loss of $13 million, net of tax, compared to income of $15 million, net of tax, in the six months ended June 30, 2015. Results declined in 2016 primarily driven by foreign exchange losses in the discontinued Brazilian fertilizer retail business while in the same period in 2015 there were foreign exchange gains and higher level of recoveries of bad debt expenses.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.34 and 1.49 at June 30, 2016 and December 31, 2015, respectively.

Cash and Cash Equivalents - Cash and cash equivalents were $548 million and $411 million at June 30, 2016 and December 31, 2015, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short term deposits with highly-rated financial institutions and in U.S. government securities.

Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $4,855 million and $3,393 million at June 30, 2016 and December 31, 2015, respectively. Of these amounts $3,881 million and $2,513 million were attributable to merchandising activities at June 30, 2016 and December 31, 2015, respectively. RMI at fair value in the aggregate amount of $78 million and $110 million at June 30, 2016 and December 31, 2015, respectively, were included in our Edible Oil Products segment inventories. The Sugar and Bioenergy segment included sugar RMI of $100 million and $163 million at June 30, 2016 and December 31, 2015, respectively, which can be attributed to our trading and merchandising business.

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

Revolving Credit Facilities - At June 30, 2016, we had $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $3,423 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed
(US$ in millions)		Capacity	Borrowings Outstanding
Commercial Paper Program		June 30,	June 30,	December 31,
and Revolving Credit Facilities	Maturities	2016	2016	2015

Commercial paper	2019	$600	$450	$—
Long-term revolving credit facilities (1)	2016-2019	4,415	1,142	752
Total		$5,015	$1,592	$752

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

On June 9, 2016, we completed the sale of €600 million (approximately $681 million) aggregate principal amount of 1.850% senior notes due 2023.  The senior notes were issued by Bunge’s 100% owned finance subsidiary, Bunge Finance Europe, B.V., and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of €597 million (approximately $677 million) were used for general corporate purposes, including, but not limited to the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

We had $100 million outstanding at June 30, 2016 in one facility under our three-year unsecured bilateral revolving credit facilities (the “Facilities”) totaling $700 million. On June 24, 2016 we refinanced one of these facilities in the amount of $200 million to mature in June 2019. The remaining $500 million of facilities will mature in November 2016. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.55% per annum based on the credit ratings on our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.

We had $752 million of borrowings outstanding at June 30, 2016 under our $1,750 million unsecured syndicated revolving credit facility (the ‘‘Facility’’) with certain lenders party thereto maturing August 10, 2018. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such request. Borrowings under the Facility bears interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision.

We had $290 million of borrowings outstanding at June 30, 2016 under our $865 million five-year unsecured syndicated revolving credit agreement with CoBank, ACB, (the ‘‘CoBank Facility’’) as the administrative agent and certain lender party thereto, maturing May 30, 2018. Borrowings under the CoBank Facility bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum based on the credit ratings of our long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee ranging from 0.125% to 0.275% per annum based on the ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at June 30, 2016 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.

Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At June 30, 2016, $450 million of borrowings were outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time-to-time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. As of June 30, 2016 and December 31, 2015, there were $300 million and nil, respectively, outstanding borrowings under these bilateral short-term credit lines.

Short and long-term debt - Our short and long-term debt increased by $1,537 million at June 30, 2016 from December 31, 2015, primarily due to funding of additional working capital financing requirements and the repurchase of common shares for $200 million. For the six month period ended at June 30, 2016, our average short and long-term debt outstanding was approximately $5,050 million compared to approximately $4,264 million for the six months ended at June 30, 2015. Our long-term debt balance was $4,351 million at June 30, 2016 compared to $3,795 million at December 31, 2015. The following table summarizes our short-term debt at June 30, 2016.

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End (1)	Quarter (1)	Quarter (1)	Quarter (1)
Bank borrowings	$1,179	3.41%	$1,179	$891	5.01%
Commercial paper	450	0.68%	550	362	0.67%

Total	$1,629	2.66%	$1,729	$1,253	3.75%

(1)             Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	June 30,	December 31,
(US$ in millions)	2016	2015
Short-term debt: (1)
Short-term debt, including consolidated investment fund debt in 2015(2)	$1,629	$648
Current portion of long-term debt	963	869
Total short-term debt	2,592	1,517
Long-term debt (3):
Bilateral revolving credit facilities expiry 2016	100	300
Revolving credit facilities expiry 2018	1,042	452
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	277	237
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	58	50
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
4.10% Senior Notes due 2016	—	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	497
1.85% Senior Notes due 2023 - fixed Euro	661	—
Other	181	224
Subtotal	4,351	3,795
Less: Current portion of long-term debt	(963)	(869)
Total long-term debt, including consolidated investment fund debt in 2015	3,388	2,926
Total debt	$5,980	$4,443

(1)             Includes secured debt of $7 million and $36 million at June 30, 2016 and December 31, 2015, respectively.

(2)             Includes $141 million and $130 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 15.83% and 16.06% as of June 30, 2016 and December 31, 2015, respectively.

(3)             Includes secured debt of $35 million and $47 million at June 30, 2016 and December 31, 2015, respectively.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2016 was as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2016.

Trade Receivable Securitization Program—We initially entered into our trade receivable securitization program (the “Program”) in June 2011, which provides us with an additional source of liquidity. On May 26, 2016, Bunge and certain of its subsidiaries renewed and amended its $700 million trade receivables securitization program which terminates on May 26, 2021.

Equity

Total equity is set forth in the following table:

	June 30,	December 31,
(US$ in millions)	2016	2015
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,120	5,105
Retained earnings	7,953	7,725
Accumulated other comprehensive income	(5,718)	(6,360)
Treasury shares, at cost - 2016 - 12,882,313 shares and 2015 - 9,586,083 shares	(920)	(720)
Total Bunge shareholders’ equity	7,126	6,441
Noncontrolling interest	174	211
Total equity	$7,300	$6,652

Total equity was $7,300 million at June 30, 2016 compared to $6,652 million at December 31, 2015. The increase in shareholders’ equity was due to cumulative translation gains of $981 million, primarily resulting from the weakening of the U.S. dollar relative to the Brazilian real and $356 million net income attributable to Bunge for the six months ended June 30, 2016.  These increases were partially offset by declared dividends to common and preferred shareholders of $111 million and $17 million, respectively and the $200 million cost for purchasing treasury shares during the six months ended June 30, 2016.

Noncontrolling interest decreased to $174 million at June 30, 2016 from $211 million at December 31, 2015, primarily due to the deconsolidation of a variable interest entity that was previously consolidated.

As of June 30, 2016, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1417 Bunge Limited common shares, based on the conversion price of $87.5878 per share, subject to certain additional anti-dilution adjustments (which represents 7,877,730 Bunge Limited common shares at June 30, 2016). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

For the six months ended June 30, 2016, our cash and cash equivalents increased by $137 million, reflecting the net effect of cash flows from operating, investing and financing activities. This compares to an increase of $64 million in cash and cash equivalents for the six months ended June 30, 2015.

Cash used for operating activities was $684 million in the six months ended June 30, 2016 compared to $300 million in the six months ended June 30, 2015. The increase in net operating assets and liabilities during the first half of the year reflects higher levels of working capital due to the seasonal increases associated with Brazilian farmer deliveries. The increase in cash used for operating activities in the six months ended June 30, 2016 compared to the same period in 2015 is primarily driven by the increase in soybean commodity prices in the first half of 2016 whereas in the first half of 2015 soybean commodity prices declined.

Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the six months ended June 30, 2016 and 2015, we recorded a foreign exchange loss of $118 million and a gain of $182 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have no impact on cash flows from operations.

Cash used for investing activities was $417 million in the six months ended June 30, 2016 compared to $226 million in the six months ended June 30, 2015. For the six months ended June 30, 2016, payments were made for capital expenditures of $275 million, primarily related to the upgrade and expansion of our export terminal in the U.S., replanting of sugarcane for our industrial sugar business in Brazil and continued construction of a wheat milling facility in Brazil. We also had settlement of net investment hedges of $115 million. During the first six months of 2015, payments made for capital expenditures of $222 million were primarily related to replanting of sugarcane for our industrial sugar business in Brazil, construction of a wheat milling facility in Brazil and the construction of a port facility and oilseed processing plant in Ukraine. We also acquired Heartland Harvest, Inc. (“HHI”), a U.S. based producer of die cut pellets for the snack food industry, and the remaining interest in a Spanish biodiesel production facility.

Cash provided by financing activities was $1,212 million in the six months ended June 30, 2016, compared to cash used for financing activities of $651 million in the six months ended June 30, 2015. In the six months ended June 30, 2016, the net increase of $1,554 million in borrowings compared to $959 million in the same period a year ago reflected an increasing global commodity environment which increased our working capital financing needs. Dividends paid to our common shareholders and holders of our convertible preference shares were $124 million and $116 million for the six months ended June 30, 2016 and 2015, respectively. Further, in connection with our common share repurchase program, for the first six months in 2016 we purchased 3,296,230 of our common shares at a cost of $200 million. For the first six month of 2015, we purchased 2,460,600 of our common shares at a cost of $200 million.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at June 30, 2016:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$66
Residual value guarantee (2)	154
Total	$220

(1)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2016 through 2019.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At June 30, 2016, we had no recorded obligation related to these guarantees.

(2)             We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2016 through 2020. At June 30, 2016, our recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At June 30, 2016, debt with a carrying amount of $5,549 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by three of our 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe, B.V. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.38 per share on June 2, 2016 to common shareholders of record on May 19, 2016.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2016 to shareholders of record on May 15, 2016.  On May 24, 2016, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.42 per common share.  The dividend will be payable on September 2, 2016 to common shareholders of record on August 19, 2016.  We also announced on May 24, 2016 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2016 to shareholders of record on August 15, 2016.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the six months ended June 30, 2016. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

	Six Months Ended		Year Ended
	June 30, 2016		December 31, 2015
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$960	$(96)	$642	$(64)
Lowest daily aggregated position value	$(359)	$(36)	$(950)	$(95)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2016 was not material.

When determining our foreign exchange exposure, we calculate separately foreign exchange gains and losses on our intercompany loans which are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange gains of $324 million for the six months ended June 30, 2016 and foreign exchange losses of $541 million for the year ended December 31, 2015 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt based on market yields at June 30, 2016, was $6,177 million with a carrying value of $5,980 million. There was no significant change in our interest rate risk at June 30, 2016.

A hypothetical 100 basis point increase in the interest yields on our debt at June 30, 2016 would result in a decrease of approximately $25 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at June 30, 2016 would cause an increase of approximately $16 million in the fair value of our debt.

A hypothetical 1% change in LIBOR would result in a change of approximately $53 million in our annual interest expense based on our variable rate debt at June 30, 2016. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because of the material weakness in internal control over financial reporting described below and in our 2015 Annual Report on Form 10-K.

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

Internal Control Over Financial Reporting — Except as noted below, there have been no changes in the Company’s internal control over financial reporting  during the second quarter ended June 30, 2016, that have  materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a discussion of certain tax matters relating to Argentina and Brazil, see Note 14. Additionally, we are a party to a large number of labor and civil claims relating to our Brazilian operations. We have reserved an aggregate of $79 million and $78 million, for labor and civil claims, respectively, as of June 30, 2016. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 87 million Brazilian reais (approximately $27 million as of June 30, 2016) related to a legacy environmental claim in Brazil.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no time expiration associated with it. The table below sets forth information regarding Bunge’s purchases of its common stock during the three months ended June 30, 2016.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 — April 30, 2016	330,881	$56.74	330,881	$200,000,000
Total	330,881	$56.74	330,881

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

BUNGE LIMITED

Date: July 28, 2016	By:	/s/ Andrew J. Burke
Andrew J. Burke
Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer

EXHIBIT INDEX

10.1

Eighth Amendment to and Restatement of the Receivables Transfer Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B,V, (f/k/a Bunge Finance B.V.), as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider

10.2

Receivables Transfer Agreement, dated June 1, 2011 as first amended and restated on May 27, 2014,

as further amended and restated on May 22, 2015 and as further amended and restated on May 26, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B,V, (f/k/a Bunge Finance B.V.), as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider

10.3

Ninth Amendment to and Restatement of the Receivables Transfer Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B,V, (f/k/a Bunge Finance B.V.), as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider

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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Filed herewith.

E-1