Form 10-Q
period 2016-09-30
Bunge LTD
filed 2016-11-02
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 26, 2016 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 139,460,010

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$11,423	$10,762	$30,880	$32,350
Cost of goods sold	(10,867)	(10,017)	(29,174)	(30,360)

Gross profit	556	745	1,706	1,990
Selling, general and administrative expenses	(324)	(358)	(941)	(1,050)
Interest income	13	18	37	42
Interest expense	(73)	(77)	(189)	(187)
Foreign exchange gains (losses)	(6)	(24)	9	(15)
Other income (expense) – net	4	2	(14)	(6)
Gain on sale of Canadian grain assets	—	47	—	47

Income (loss) from continuing operations before income tax	170	353	608	821
Income tax (expense) benefit	(45)	(140)	(118)	(270)

Income (loss) from continuing operations	125	213	490	551
Income (loss) from discontinued operations, net of tax	5	21	(8)	36

Net income (loss)	130	234	482	587
Net loss (income) attributable to noncontrolling interests	(12)	5	(8)	1

Net income (loss) attributable to Bunge	118	239	474	588
Convertible preference share dividends and other obligations	(2)	(10)	(27)	(38)

Net income (loss) available to Bunge common shareholders	$116	$229	$447	$550

Earnings per common share—basic (Note 17)
Net income (loss) from continuing operations	$0.80	$1.45	$3.25	$3.57
Net income (loss) from discontinued operations	0.03	0.14	(0.06)	0.25

Net income (loss) to Bunge common shareholders	$0.83	$1.59	$3.19	$3.82

Earnings per common share—diluted (Note 17)
Net income (loss) from continuing operations	$0.79	$1.42	$3.24	$3.53
Net income (loss) from discontinued operations	0.04	0.14	(0.05)	0.24

Net income (loss) to Bunge common shareholders	$0.83	$1.56	$3.19	$3.77

Dividends declared per common share	$0.42	$0.38	$1.22	$1.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$130	$234	$482	$587
Other comprehensive income (loss):
Foreign exchange translation adjustment	(87)	(1,248)	898	(2,360)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil and $(1) in 2016 and nil and nil in 2015	—	166	(339)	146
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil and nil in 2016, nil and nil in 2015	—	—	—	—
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil and nil in 2016, nil and nil in 2015	(13)	33	(13)	51
Pension adjustment, net of tax (expense) benefit of nil and nil in 2016, nil and nil in 2015	1	1	1	5
Total other comprehensive income (loss)	(99)	(1,048)	547	(2,158)
Total comprehensive income (loss)	31	(814)	1,029	(1,571)
Less: comprehensive (income) loss attributable to noncontrolling interest	(20)	8	(20)	5
Total comprehensive income (loss) attributable to Bunge	$11	$(806)	$1,009	$(1,566)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$297	$411
Time deposits under trade structured finance program (Note 4)	161	325
Trade accounts receivable (less allowances of $129 and $125) (Note 12)	1,680	1,607
Inventories (Note 5)	5,173	4,466
Deferred income taxes (Note 2)	—	208
Other current assets (Note 6)	4,612	3,899
Total current assets	11,923	10,916

Property, plant and equipment, net	5,169	4,736
Goodwill	371	418
Other intangible assets, net	318	326
Investments in affiliates	343	329
Deferred income taxes	558	417
Time deposits under trade structured finance program (Note 4)	464	—
Other non-current assets (Note 7)	899	772
Total assets	$20,045	$17,914
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$467	$648
Current portion of long-term debt (Note 11)	863	869
Letter of credit obligations under trade structured finance program (Note 4)	625	325
Trade accounts payable	3,205	2,675
Deferred income taxes (Note 2)	—	60
Other current liabilities (Note 9)	3,121	2,763
Total current liabilities	8,281	7,340
Long-term debt (Note 11)	3,447	2,926
Deferred income taxes	214	209
Other non-current liabilities	826	750

Commitments and contingencies (Note 14)
Redeemable noncontrolling interests (Note 15)	—	37
Equity (Note 16):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2016 and 2015 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2016 – 139,452,776 shares, 2015 – 142,483,467 shares	1	1
Additional paid-in capital	5,133	5,105
Retained earnings	8,004	7,725
Accumulated other comprehensive income (loss) (Note 16)	(5,825)	(6,360)
Treasury shares, at cost - 2016 - 12,882,313 and 2015 - 9,586,083 shares, respectively	(920)	(720)
Total Bunge shareholders’ equity	7,083	6,441
Noncontrolling interests	194	211
Total equity	7,277	6,652
Total liabilities and equity	$20,045	$17,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$482	$587
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	17	24
Gain on the sale of Canadian grain assets	—	(47)
Foreign exchange loss (gain) on debt	115	(227)
Bad debt expense	16	20
Depreciation, depletion and amortization	402	403
Stock-based compensation expense	31	38
Deferred income tax expense (benefit)	105	(13)
Other, net	1	(40)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	28	(330)
Inventories	(487)	(114)
Secured advances to suppliers	205	(382)
Trade accounts payable and accrued liabilities	233	722
Advances on sales	(157)	(104)
Net unrealized gain/loss on derivative contracts	(157)	7
Recoverable and income taxes, net	(159)	42
Margin deposits	(44)	(32)
Other, net	4	(27)
Cash provided by (used for) operating activities	635	527
INVESTING ACTIVITIES
Payments made for capital expenditures	(488)	(365)
Acquisitions of businesses (net of cash acquired)	—	(54)
Proceeds from the sale of Canadian grain assets	—	90
Proceeds from investments	584	269
Payments for investments	(515)	(203)
Settlement of net investment hedges	(210)	106
Payments for investments in affiliates	(24)	(158)
Other, net	(14)	4
Cash provided by (used for) investing activities	(667)	(311)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(128)	31
Proceeds from short-term debt with maturities greater than 90 days	273	562
Repayments of short-term debt with maturities greater than 90 days	(292)	(303)
Proceeds from long-term debt	7,933	5,781
Repayments of long-term debt	(7,430)	(5,792)
Proceeds from sale of common shares	—	24
Repurchases of common shares	(200)	(300)
Dividends paid	(191)	(178)
Acquisition of noncontrolling interest	(39)	—
Other, net	(28)	(10)
Cash provided by (used for) financing activities	(102)	(185)
Effect of exchange rate changes on cash and cash equivalents	20	(90)
Net increase (decrease) in cash and cash equivalents	(114)	(59)
Cash and cash equivalents, beginning of period	411	362
Cash and cash equivalents, end of period	$297	$303

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2016	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652
Net income (loss)	1	—	—	—	—	—	474	—	—	8	482
Accretion of noncontrolling interests	2	—	—	—	—	(2)	—	—	—	—	(2)
Other comprehensive income (loss)	(1)	—	—	—	—	—	—	535	—	12	547
Dividends on common shares	—	—	—	—	—	—	(170)	—	—	—	(170)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Noncontrolling decrease from redemption	—	—	—	—	—	1	—	—	—	(8)	(7)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(22)	(22)
Acquisiton of noncontrolling interest	(39)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	31	—	—	—	—	31
Repurchase of common shares	—	—	—	(3,296,230)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	265,539	—	(2)	—	—	—	—	(2)
Balance, September 30, 2016	$—	6,900,000	$690	139,452,776	$1	$5,133	$8,004	$(5,825)	$(920)	$194	$7,277

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2015	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690
Net income (loss)	(9)	—	—	—	—	—	588	—	—	(1)	587
Accretion of noncontrolling interest	13	—	—	—	—	(13)	—	—	—	—	(13)
Other comprehensive income (loss)	(3)	—	—	—	—	—	—	(2,154)	—	(4)	(2,158)
Dividends on common shares	—	—	—	—	—	—	(158)	—	—	—	(158)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Return of capital to noncontrolling interest	—	—	—	—	—	—	—	—	—	(17)	(17)
Stock-based compensation expense	—	—	—	—	—	38	—	—	—	—	38
Repurchase of common shares	—	—	—	(3,871,810)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	622,522	—	24	—	—	—	—	24
Balance, September 30, 2015	$38	6,900,000	$690	142,453,910	$1	$5,102	$7,585	$(6,212)	$(720)	$215	$6,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2015 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, forming part of Bunge’s 2015 Annual Report on Form 10-K filed with the SEC on February 25, 2016.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation.

2.             ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements — In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This update attempts to reduce diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new standard is effective for Bunge for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses (CECL) model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The new guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation, Improvements to Employee Share-Based Payment Accounting (Topic 718). This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  Under the new provisions, all lessees will report on the balance sheet a right-of-use asset and a liability for the obligation to make payments with the exception of those leases with a term of 12 months or less. The new provisions will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

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

3.             BUSINESS ACQUISITIONS AND DISPOSITIONS

Acquisitions

On October 4, 2016, Bunge acquired a 62.8% equity stake in Walter Rau Neusser Ol und Fett Aktiengesellschaft (“WRAG”), a vegetable oil blends producer for large scale commercial customers based in Germany. Bunge paid approximately $32 million for WRAG.

On August 30, 2016, Bunge announced it had reached an agreement to acquire a controlling interest in Grupo Minsa S.A.B. de C.V. (“Minsa”), a leading corn flour producer in Mexico. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions. As part of the transaction, Bunge will acquire control of four mills in Mexico and two mills in the United States. The purchase price was approximately $311 million, subject to working capital and other adjustments.

On August 5, 2016, Bunge and Cargill, Inc. announced their intention to enter into an agreement under which Cargill will sell to Bunge two oilseed processing plants and operations in the Netherlands and France. Closing of the transaction is subject to customary closing conditions. Bunge will pay approximately $225 million plus working capital for the two facilities. The transaction is expected to close during the first quarter 2017.

During the quarter ended September 30, 2016, Bunge completed the final purchase price on the acquisition of 100% ownership interest in Moinho Pacifico, a wheat milling business in Brazil. The adjustments resulted in a decrease to goodwill of $65 million and increase to property, plant and equipment of $57 million and intangibles of $8 million. The final allocation of the purchase price based on the fair values of assets and liabilities acquired resulted in $98 million in property, plant and equipment, $10 million in inventory, $9 million in other net assets and liabilities and $97 million of finite-lived intangible assets. The transaction also resulted in $68 million of goodwill allocated to our milling operations in Brazil.

Dispositions

On July 22, 2016, Bunge entered into an agreement to sell a 50% ownership interest in its Terfron port terminal in Brazil to Amaggi Exportacao E Importacao Ltda. for a total consideration in cash of approximately $145 million. Completion of the sale is expected by December 31, 2016, subject to customary closing conditions.

On July 5, 2016, Bunge and Wilmar International Limited (“Wilmar”) announced the formation of a joint venture in Vietnam. Wilmar has agreed to invest into Bunge’s Vietnam crush operations, creating a three-party joint venture with Bunge and Wilmar as equal 45% shareholders and Quang Dung, a leading soybean meal distributor in Vietnam, retaining its existing 10% stake in the operations. Completion of the transaction is expected by December 31, 2016, subject to customary closing conditions.

On February 1, 2016, SALIC Canada Limited (“SALIC”) converted two non-interest bearing convertible promissory notes issued to SALIC by G3 of $106 million into 148,323,000 common shares of G3, increasing SALIC’s ownership percentage in G3 from 49% to 65% and reducing Bunge Canada’s ownership in G3 from 51% to 35%. On the same day, Bunge Canada and SALIC transferred all of their common shares of G3 to G3 Global Holdings Limited Partnership in exchange for additional Class A limited partnership units in G3 Global Holdings Limited Partnership. As a result, as of February 1, 2016, G3 Global Holdings Limited Partnership became the holder of all of the issued and outstanding common shares in G3. On March 30, 2016, Bunge Canada, under the G3 Global Holdings Shareholders Agreement, exercised a contractual put right and sold 10% of its common shares to SALIC in exchange for $37 million of cash so that Bunge Canada now holds 25% ownership of G3 Global Holdings Limited Partnership and SALIC holds 75% ownership.

4.             TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions and time deposits denominated in either the local currency of the financial institutions counterparties or in U.S. dollars, as well as foreign exchange forward contracts, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of September 30, 2016 and

December 31, 2015. The net return from activities under this program, including fair value changes, is included as a reduction of cost of goods sold in the condensed consolidated statements of income.

The table below summarizes the assets and liabilities included in the condensed consolidated balance sheets and the associated fair value amounts at September 30, 2016 and December 31, 2015, related to the program.  The fair values approximated the carrying amount of the related financial instruments.

	September 30,	December 31,
(US$ in millions)	2016	2015
Current assets:
Carrying value of time deposits	$161	$325
Fair value (Level 2 measurement) of time deposits	$161	$325

Non-current assets:
Carrying value of time deposits	$464	$—
Fair value (Level 2 measurement) of time deposits	$464	$—

Current liabilities:
Carrying value of letters of credit obligations and foreign exchange contracts	$625	$325

Fair value (Level 2 measurement) of letters of credit obligations	$625	$323
Fair value (Level 2 measurement) of foreign exchange forward contracts-(gains) losses	—	2
Total fair value (Level 2 measurement) of letters of credit obligations and foreign exchange contracts	$625	$325

As of September 30, 2016 and December 31, 2015, time deposits, LCs, and foreign exchange contracts of $4,645 million and $3,394 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met.  At September 30, 2016 and December 31, 2015, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.53% and 2.21%, respectively.  During the nine months ended September 30, 2016 and 2015, total net proceeds from issuances of LCs were $5,165 million and $4,701 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

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

	September 30,	December 31,
(US$ in millions)	2016	2015
Agribusiness (1)	$3,981	$3,533
Edible Oil Products (2)	354	356
Milling Products	191	164
Sugar and Bioenergy (3)	569	350
Fertilizer	78	63
Total	$5,173	$4,466

(1)             Includes RMI of $3,865 million and $3,393 million at September 30, 2016 and December 31, 2015, respectively.  Of these amounts $2,920 million and $2,513 million can be attributable to merchandising activities at September 30, 2016 and December 31, 2015, respectively.

(2)             Includes RMI of bulk soybean and canola oil in the aggregate amount of $89 million and $110 million at September 30, 2016 and December 31, 2015, respectively.

(3)             Includes sugar RMI, which can be attributable to Bunge’s trading and merchandising business of $267 million and $163 million at September 30, 2016 and December 31, 2015, respectively.

6.             OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2016	2015
Unrealized gains on derivative contracts, at fair value	$2,037	$1,456
Prepaid commodity purchase contracts (1)	303	287
Secured advances to suppliers, net (2)	406	521
Recoverable taxes, net	451	364
Margin deposits	505	467
Marketable securities, at fair value and other short-term investments	179	234
Deferred purchase price receivable, at fair value (3)	104	79
Prepaid expenses	217	132
Other	410	359
Total	$4,612	$3,899

(1)             Prepaid commodity purchase contracts represent advance payments against fixed price contracts for future delivery of specified quantities of agricultural commodities.

(2)             Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $2 million and $2 million at September 30, 2016 and December 31, 2015, respectively. Interest earned on secured advances to suppliers of $7 million and $7 million for the three months ended September 30, 2016 and 2015, respectively, and $25 million and $27 million for the nine months ended September 30, 2016 and 2015, respectively, is included in net sales in the condensed consolidated statements of income.

(3)             Deferred purchase price receivable represents credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 12).

Marketable Securities and Other Short-Term Investments - The Company invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a summary of amounts recorded on the condensed consolidated balance sheets for marketable securities and other short-term investments.

	September 30,	December 31,
(US$ in millions)	2016	2015
Foreign government securities	$115	$61
Corporate debt securities	52	92
Certificate of deposits/time deposits	12	55
Other	—	26
Total marketable securities and other short-term investments	$179	$234

As of September 30, 2016, total marketable securities and other short-term investments include $21 million of assets classified as available for sale, $147 million as trading and $11 million as other short-term investments. As of December 31, 2015, total marketable securities and other short-term investments includes $76 million of assets classified as held-to-maturity and $158 million as trading.  Held-to-maturity foreign government and corporate debt securities and certificate of deposits/time deposits are expected to be converted to cash within a twelve month period and are therefore classified as current. Due to the short term nature of these investments, carrying value approximates fair value. For the nine months ended September 30, 2016 and 2015, Bunge recognized a net gain of $16 million and $6 million, respectively, related to trading securities.

7.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	September 30,	December 31,
(US$ in millions)	2016	2015
Recoverable taxes, net (1)	$166	$133
Judicial deposits (1)	139	119
Other long-term receivables	19	23
Income taxes receivable (1)	227	195
Long-term investments	53	49
Affiliate loans receivable, net	22	15
Long-term receivables from farmers in Brazil, net (1)	125	117
Other	148	121
Total	$899	$772

(1)             These non-current assets arise primarily from Bunge’s Brazilian operations and recovery of these amounts could take in excess of five years.

Recoverable taxes, net - Recoverable taxes are reported net of valuation allowances of $34 million and $20 million at September 30, 2016 and December 31, 2015, respectively.

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

The table below summarizes Bunge’s gross investment in long-term receivables from farmers in Brazil.

	September 30,	December 31,
(US$ in millions)	2016	2015
Legal collection process (1)	$153	$119
Renegotiated amounts (2)	48	58
Other long-term receivables	33	40
Total	$234	$217

(1)             All amounts in legal process are considered past due upon initiation of legal action.

(2)             All renegotiated amounts are current on repayment terms.

The average gross investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2016 and the year ended December 31, 2015 was $234 million and $214 million, respectively.  The table below summarizes Bunge’s gross investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2016		December 31, 2015
	Gross		Gross
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$92	$81	$78	$69
Renegotiated amounts	33	28	37	31
For which no allowance has been provided:
Legal collection process	61	—	41	—
Renegotiated amounts	15	—	21	—
Other long-term receivables	33	—	40	—
Total	$234	$109	$217	$100

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions)	2016	2015	2016	2015
Beginning balance	$111	$127	$100	$153
Bad debt provisions	—	1	1	6
Recoveries	(2)	(4)	(11)	(18)
Write-offs	—	(1)	—	(1)
Transfers (1)	1	—	1	5
Foreign exchange translation	(1)	(27)	18	(49)
Ending balance	$109	$96	$109	$96

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

For the nine months ended September 30, 2016 and 2015,  income tax expense related to continuing operations was $118 million and $270 million, respectively, resulting in effective tax rates of 19% and 33%. The lower rate in 2016 was primarily due to certain discrete items, including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America and an income tax benefit of $11 million recorded for income tax refund claims in Europe, partially offset by an income tax charge of $32 million recorded for an uncertain tax position related to Asia.

As mentioned above, during the second quarter of 2016, one of Bunge’s European subsidiaries amended a tax position for the for 2010-2015 tax years as a result of the receipt of a tax ruling.  However, given the unique factual circumstances and the uncertain state of the applicable tax regulations, Bunge recorded an unrecognized tax benefit of $253 million recorded in the second quarter of 2016. As of September 30, 2016, if the unrecognized tax benefits are ultimately recognized, Bunge would receive a cash refund of $62 million and tax credit carryforwards of $192 million. The tax credit carryforwards would be assessed for recoverability and it is anticipated that they will be fully offset by a valuation allowance as it is not more likely than not that Bunge would realize a benefit from the tax credit carryforwards.

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

9.             OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	September 30,	December 31,
(US$ in millions)	2016	2015
Unrealized losses on derivative contracts, at fair value	$1,968	$1,471
Accrued liabilities	586	688
Advances on sales	213	371
Other	354	233
Total	$3,121	$2,763

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2016				December 31, 2015
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,929	$292	$4,221	$—	$3,421	$245	$3,666
Trade accounts receivable(1)	—	9	—	9	—	6	—	6
Unrealized gain on designated derivative contracts(2):
Interest rate	—	18	—	18	—	—	—	—
Foreign exchange	—	33	—	33	—	30	—	30
Unrealized gain on undesignated derivative contracts (2):
Interest rate	—	1	—	1	—	—	—	—
Foreign exchange	—	341	—	341	9	176	—	185
Commodities	695	789	112	1,596	252	696	220	1,168
Freight	33	—	—	33	65	—	—	65
Energy	15	—	—	15	7	—	1	8
Deferred purchase price receivable (Note 12 )	—	104	—	104	—	79	—	79
Other (3)	30	195	—	225	68	176	—	244
Total assets	$773	$5,419	$404	$6,596	$401	$4,584	$466	$5,451
Liabilities:
Trade accounts payable(1)	$—	$525	$43	$568	$—	$399	$44	$443
Unrealized loss on designated derivative contracts (4):
Interest rate	—	—	—	—	—	3	—	3
Foreign exchange	—	2	—	2	—	15	—	15
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	—	—	—	—	—	—	—
Foreign exchange	—	387	—	387	1	605	—	606
Commodities	839	557	145	1,541	402	304	52	758
Freight	25	—	1	26	56	—	—	56
Energy	9	1	2	12	31	—	2	33
Total liabilities	$873	$1,472	$191	$2,536	$490	$1,326	$98	$1,914

(1)             Trade accounts receivable and payable are generally stated at historical amounts, net of write-offs and allowances, with the exception of $9 million and $568 million, at September 30, 2016 and $6 million and $443 million at December 31, 2015, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)             Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are no such amounts included in other non-current assets at September 30, 2016 and December 31, 2015, respectively.

(3)             Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)             Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are no such amounts included in other non-current liabilities at September 30, 2016 and December 31, 2015, respectively.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at September 30, 2016 and December 31, 2015.

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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2016 and 2015.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended September 30, 2016
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Balance, July 01, 2016	$127	$917	$(188)	$856
Total gains and (losses), realized/unrealized included in cost of goods sold	(120)	12	7	(101)
Purchases	—	171	(8)	163
Sales	—	(517)	—	(517)
Issuances	—	—	—	—
Settlements	(37)	—	95	58
Transfers into Level 3	(5)	208	—	203
Transfers out of Level 3	(1)	(499)	51	(449)
Balance, September 30, 2016	$(36)	$292	$(43)	$213

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended September 30, 2015
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total
Balance, July 01, 2015	$192	$910	$(357)	$745
Total gains and (losses), realized/unrealized included in cost of goods sold	217	109	(18)	308
Purchases	—	170	(5)	165
Sales	—	(647)	—	(647)
Issuances	—	—	—	—
Settlements	(91)	—	261	170
Transfers into Level 3	(1)	167	—	166
Transfers out of Level 3	—	(98)	(47)	(145)
Balance, September 30, 2015	$317	$611	$(166)	$762

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended September 30, 2016
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Balance, January 01, 2016	$167	$245	$(44)	$368
Total gains and losses (realized/unrealized) included in cost of goods sold	(87)	143	15	71
Purchases	—	904	(220)	684
Sales	—	(1,022)	—	(1,022)
Issuances	(1)	—	—	(1)
Settlements	(110)	—	195	85
Transfers into Level 3	(7)	569	(59)	503
Transfers out of Level 3	2	(547)	70	(475)
Balance, September 30, 2016	$(36)	$292	$(43)	$213

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended September 30, 2015
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total
Balance, January 01, 2015	$(2)	$255	$(33)	$220
Total gains and losses (realized/unrealized) included in cost of goods sold	460	167	(17)	610
Purchases	1	1,197	(5)	1,193
Sales	—	(1,442)	—	(1,442)
Issuances	—	—	(328)	(328)
Settlements	(139)	—	466	327
Transfers into Level 3	—	683	(203)	480
Transfers out of Level 3	(3)	(249)	(46)	(298)
Balance, September 30, 2015	$317	$611	$(166)	$762

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three and nine months ended September 30, 2016 and 2015 for Level 3 assets and liabilities that were held at September 30, 2016 and 2015.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2016
Cost of goods sold	$(127)	$(12)	$2	$(137)
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2015
Cost of goods sold	$(35)	$24	$(20)	$(31)

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Nine Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2016
Cost of goods sold	$9	$(26)	$1	$(16)
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2015
Cost of goods sold	$18	$15	$(2)	$31

(1)             Derivatives, net include Level 3 derivative assets and liabilities.

(2)             Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

Derivative Instruments and Hedging Activities

Interest rate derivatives — Bunge, from time-to-time uses interest rate derivatives, including interest rate swaps, interest rate basis swaps, interest rate options or interest rate futures. As of September 30, 2016, Bunge had interest rate swap agreements for the purpose of managing certain of its interest rate exposures. The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. These swap agreements have been designated as fair value hedges. Additionally, the carrying amount of the associated hedged debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. Ineffectiveness is recognized to the extent that these two adjustments do not offset.

As of September 30, 2016, Bunge had fixed-to-variable interest rate swap agreements. Below is a summary of Bunge’s current interest rate swap agreements designated as fair value hedge agreements as of September 30, 2016.

Notional	Notional				Weighted
Amount of	Amount of			Weighted Average	Average Rate
Hedged Obligation	Derivative	Effective Date	Maturity Date	Rate Payable (1)	Receivable (2)
$500	$500	November 24, 2015	November 24, 2020	3 month LIBOR plus 1.9058%	3.50%
€600	€600	June 16, 2016	June 16, 2023	6 month EURIBOR plus 1.6778%	1.85%

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

Foreign exchange risk is also managed through the use of foreign currency debt. Bunge’s senior unsecured euro-denominated notes have been designated as, and are effective as, economic hedges of the net investment in foreign-denominated operations. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI.

Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions.

	September 30, 2016
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$—	$(844)	$697	Delta
Forwards	—	(7,730)	4,876	Notional
Futures	(107)	—	—	Notional
Swaps	—	(195)	357	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	September 30, 2016
	Exchange Traded and Cleared
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	(1,961,645)	—	—	Metric Tons
Options	98,239	—	—	Metric Tons
Forwards	—	(32,581,367)	26,878,507	Metric Tons
Swaps	—	(8,215,554)	1,043,987	Metric Tons

(1)             Exchange traded and cleared derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange traded derivatives are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at September 30, 2016 and December 31, 2015, respectively.

The table below summarizes the open ocean freight positions.

	September 30, 2016
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	(850)	—	—	Hire Days
FFA Options	(284)	—	—	Hire Days

(1)             Exchange cleared derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

Energy derivatives — Bunge uses energy derivative instruments for various purposes including to manage its exposure to volatility in energy costs.  Bunge’s operations use energy, including electricity, natural gas, coal, and fuel oil, including bunker fuel.

The table below summarizes the open energy positions.

	September 30, 2016
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	2,695,000	—	—	MMBtus
Swaps	—	—	2,655,893	MMBtus
Options	—	—	—	MMBtus
Energy - Electricity(3)
Swaps	—	(48,000)	—	MWh
Energy—Other
Futures	440	—	—	Metric Tons
Forwards	—	—	9,218,608	Metric Tons
Swaps	188,600	—	—	Metric Tons
Options	7,906	—	—	Metric Tons

(1)             Exchange traded and cleared derivatives are presented on a net (short) and long position basis.

(2)             Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

(3)             Megawatt hours (MWh) and Million British Thermal Units (MMBtus) are the standard units of measurement used to denote an amount of electricity and natural gas, respectively.

The Effect of Financial Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the nine months ended September 30, 2016 and 2015.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Nine Months Ended September 30,
(US$ in millions)	Location	2016	2015
Designated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$3	$—
Total		$3	$—
Undesignated Derivative Contracts:
Interest Rate	Interest income (expense)	$(4)	$(1)
Foreign Exchange	Foreign exchange gains (losses)	$262	$(356)
Foreign Exchange	Cost of goods sold	646	(814)
Commodities	Cost of goods sold	(531)	1,086
Freight	Cost of goods sold	(1)	10
Energy	Cost of goods sold	12	(9)
Total		$384	$(84)

The table below summarizes the effect of financial instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$166	$43	Foreign exchange gains (losses)	$13	Foreign exchange gains (losses)	$—
Total	$166	$43		$13		$—

Net Investment Hedge:
Foreign currency denominated debt (3)	$663	$1	Foreign currency denominated debt	$—	Foreign currency denominated debt	$—
Foreign Exchange (3)	$653	$(384)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$1,316	$(383)		$—		$—

(1)             The gain (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2016, Bunge expects to reclassify into income in the next 12 months approximately $31 million of after-tax gain related to its foreign exchange cash flow hedges and zero for net investment hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts mature at various dates through 2023.

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

(1)             The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At September 30, 2015, Bunge expected to reclassify into income in the next 12 months approximately ($41) million of after-tax losses related to its foreign exchange cash flow hedges and zero for net investment hedges.

(2)             There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)             The foreign exchange contracts matured at various dates in 2015 and 2020.

11.                               DEBT

On August 15, 2016, Bunge completed the sale of $700 million aggregate principal amount of 3.250% senior notes due August 15, 2026. The unsecured senior notes were issued by Bunge’s 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $695 million, before expenses, were used for general corporate purposes, including, but not limited to, the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

On June 24, 2016, Bunge completed a refinancing on one if its facilities under its three-year committed unsecured bilateral revolving credit facilities (the “Facilities”) totaling $700 million. The amended $200 million facility under the Facilities will mature in June 2019. The remaining $500 million facility was refinanced on September 23, 2016 to mature on September 23, 2019. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.40% per annum based on the credit ratings on its senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.

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

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At September 30, 2016, there were no outstanding issuances under the commercial paper program and no borrowings were outstanding under the Liquidity Facility.

At September 30, 2016, Bunge had $4,638 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2016			December 31, 2015
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$4,310	$4,533	$—	$3,795	$3,879	$53

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

As of September 30, 2016 and December 31, 2015, $604 million and $524 million, respectively, of receivables sold under the Program for which cash has not been received, were derecognized from Bunge’s condensed consolidated balance sheets.  Proceeds received in cash related to transfers of receivables under the Program totaled $6,439 million and $7,431 million for the nine months ended September 30, 2016 and 2015, respectively.  In addition, cash collections from customers on receivables previously sold were $6,461 million and $7,540 million, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the Program for the nine months ended September 30, 2016 and 2015, were $6,624 million and $7,609 million, respectively. These sales resulted in discounts of $1 million and $2 million for the three months ended September 30, 2016 and 2015, respectively, and $4 million for the nine months ended September 30, 2016 and 2015, which were included in selling, general and administrative expenses in the condensed consolidated statements of income. Servicing fees under the Program were not significant in any period.

Bunge’s risk of loss following the sale of the trade receivables is limited to the deferred purchase price (“DPP”), which at September 30, 2016 and December 31, 2015 had a fair value of $104 million and $79 million, respectively, and is included in other current assets in the condensed consolidated balance sheets (see Note 6).  The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the three and nine months ended September 30, 2016 and 2015, were insignificant. Bunge has reflected all cash flows under the Program as operating cash flows in the condensed consolidated statements of cash flows.

13.                               RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, other commodity products and received port services from certain of its unconsolidated investees, totaling $255 million and $121 million for the three months ended September 30, 2016 and 2015, respectively, and $724 million and $502 million for the nine months ended September 30, 2016 and 2015, respectively.  Bunge also sold soybeans, other commodity products and provided port services to certain of its unconsolidated investees, totaling $89 million and $85 million for the three months ended September 30, 2016 and 2015, respectively, and $218 million and $270 million for the nine months ended September 30, 2016 and 2015, respectively.

14.          COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at September 30, 2016 and December 31, 2015 are the following amounts related to these matters:

	September 30,	December 31,
(US$ in millions)	2016	2015
Non-income tax claims	$205	$163
Labor claims	85	75
Civil and other claims	89	78
Total	$379	$316

Non-income tax claims - These tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value added tax claims (ICMS, IPI, PIS/COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits which are being challenged before the Supreme Court. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on the Company’s evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the condensed consolidated financial statements.

On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority on lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability of 468 million Brazilian reais (approximately $144 million as of September 30, 2016), plus applicable interest.

As of September 30, 2016, the Brazilian state authorities have concluded examinations of the ICMS tax returns from 1990 to the present and have issued approximately 1,300 assessments totaling approximately 720 million Brazilian reais (approximately $222  million as of September 30, 2016),  plus applicable interest and penalties on the outstanding amount.  As of December 31, 2015, the claims were approximately 740 million Brazilian reais (approximately $228 million), plus applicable interest and penalties on the outstanding amount.  Management intends to continue to vigorously defend against its pending state cases.  Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

As of September 30, 2016 the Brazilian authorities have concluded examinations of the PIS COFINS tax returns and issued assessments relating to years 2004 through the first quarter of 2011. As of September 30, 2016, the cumulative claims for 2004 through 2011 were approximately 510 million Brazilian reais (approximately $157 million), plus applicable interest and penalties on the outstanding amount. As of December 31, 2015, the claims for 2004 through 2010 were approximately 500 million Brazilian reais (approximately $154 million as of September 30, 2016), plus applicable interest and penalties on the outstanding amount. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings and claims related to its activities. In 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of September 30, 2016, totaled approximately $227 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.

Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

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

Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2016:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$66
Residual value guarantee (2)	154
Total	$220

(1)             Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2016 through 2022. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At September 30, 2016, Bunge recorded no obligation related to these guarantees.

(2)             Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2020. At September 30, 2016, Bunge’s recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  At September 30, 2016, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,438 million related to these guarantees.  This debt includes the senior notes issued by three of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe, B.V. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge Finance Europe, B.V. and Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.          REDEEMABLE NONCONTROLLING INTEREST

In July 2012, Bunge and Nutre Farming B.V (“Prio”) entered into a joint venture agreement whereby Bunge acquired a 55% interest in a newly formed oilseed processing venture in its agribusiness segment in Eastern Europe. Bunge consolidates the venture in its consolidated financial statements. In conjunction with the formation of the venture, Bunge entered into an agreement to acquire the remaining 45% interest at either Bunge’s or the noncontrolling interest holder’s option in the future. The exercise date and price of the option were reasonably determinable. As a result, Bunge had classified the noncontrolling interest as redeemable noncontrolling interest in its consolidated balance sheet as of December 31, 2012. During the second quarter of 2016, Bunge exercised its call option with Prio for their 45% interest in the joint venture for approximately $39 million. The transaction has concluded in September 2016.

16.          EQUITY

Share repurchase program - In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the third quarter ended September 30, 2016. Bunge repurchased 3,296,230 common shares for the nine months ended September 30, 2016 under this program for $200 million. Total repurchases under the program from its inception in May 2015 through September 30, 2016 were 4,707,440 shares for $300 million. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge.

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance July 1, 2016	$(5,462)	$(125)	$(134)	$3	$(5,718)
Other comprehensive income (loss) before reclassifications	(95)	—	1	—	(94)
Amount reclassified from accumulated other comprehensive income	—	(13)	—	—	(13)
Balance, September 30, 2016	$(5,557)	$(138)	$(133)	$3	$(5,825)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance July 1, 2015	$(5,008)	$(12)	$(150)	$3	$(5,167)
Other comprehensive income (loss) before reclassifications	(1,245)	166	1	—	(1,078)
Amount reclassified from accumulated other comprehensive income	—	33	—	—	33
Balance, September 30, 2015	$(6,253)	$187	$(149)	$3	$(6,212)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2016	$(6,443)	$214	$(134)	$3	$(6,360)
Other comprehensive income (loss) before reclassifications	886	(339)	1	—	548
Amount reclassified from accumulated other comprehensive income	—	(13)	—	—	(13)
Balance, September 30, 2016	$(5,557)	$(138)	$(133)	$3	$(5,825)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2015	$(3,897)	$(10)	$(154)	$3	$(4,058)
Other comprehensive income (loss) before reclassifications	(2,356)	146	5	—	(2,205)
Amount reclassified from accumulated other comprehensive income	—	51	—	—	51
Balance, September 30, 2015	$(6,253)	$187	$(149)	$3	$(6,212)

17.          EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ in millions, except for share data)	2016	2015	2016	2015
Income from continuing operations	$125	$213	$490	$551
Net (income) loss attributable to noncontrolling interests	(12)	5	(8)	1
Income (loss) from continuing operations attributable to Bunge	113	218	482	552
Other redeemable obligations (1)	6	(2)	(2)	(13)
Convertible preference share dividends	(8)	(8)	(25)	(25)
Income (loss) from discontinued operations, net of tax	5	21	(8)	36
Net income (loss) available to Bunge common shareholders	$116	$229	$447	$550

Weighted-average number of common shares outstanding:
Basic	139,444,320	143,361,057	139,969,200	144,077,505
Effect of dilutive shares:
—stock options and awards	483,525	638,412	341,890	822,124
—convertible preference shares	—	7,794,930	7,909,470	7,794,930
Diluted (2)	139,927,845	151,794,399	148,220,560	152,694,559

Basic earnings per common share:
Net income (loss) from continuing operations	$0.80	$1.45	$3.25	$3.57
Net income (loss) from discontinued operations	0.03	0.14	(0.06)	0.25
Net income (loss) to Bunge common shareholders—basic	$0.83	$1.59	$3.19	$3.82

Diluted earnings per common share:
Net income (loss) from continuing operations	$0.79	$1.42	$3.24	$3.53
Net income (loss) from discontinued operations	0.04	0.14	(0.05)	0.24
Net income (loss) to Bunge common shareholders—diluted	$0.83	$1.56	$3.19	$3.77

(1)             Accretion of redeemable noncontrolling interest of $6 million gain and $2 million loss for the three months ended September 30, 2016 and 2015, respectively, and $2 million and $13 million loss for the nine months ended September 30, 2016 and 2015, respectively, related to a non-fair value variable put arrangement whereby the noncontrolling interest holder may have required Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. As further discussed in Note 15 Redeemable Noncontrolling Interest, during the second quarter of 2016 Bunge exercised its call option with Prio for their 45% interest in the joint venture for approximately $39 million. The transaction concluded in September 2016. Accretion for the respective periods includes the effect of losses incurred by the operations for the three and nine months ended September 30, 2016, and 2015, respectively.

(2)             Approximately 4 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2016. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended September 30, 2016.

Approximately 3 million and 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2015.

18.          SEGMENT INFORMATION

Bunge has five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes and the type and class of customer and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the Fertilizer segment include its port operations in Brazil and Argentina and its blending and retail operations in Argentina.

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

(US$ in millions)

		Edible				Discontinued
Three Months Ended		Oil	Milling	Sugar and		Operations &
September 30, 2016	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$8,063	$1,727	$430	$1,074	$129	$—	$11,423
Inter–segment revenues	972	29	—	8	—	(1,009)	—
Gross profit	266	117	89	67	17	—	556
Foreign exchange gains (losses)	(7)	—	—	2	(1)	—	(6)
Noncontrolling interests (1)	(13)	(2)	—	—	(2)	5	(12)
Other income (expense) – net	11	(3)	(1)	(4)	1	—	4
Segment EBIT (3)	83	34	52	35	9	—	213
Discontinued operations (5)	—	—	—	—	—	5	5
Depreciation, depletion and amortization	(61)	(24)	(16)	(45)	(3)	—	(149)
Total assets	$12,396	$2,030	$1,508	$3,532	$352	$227	$20,045

Three Months Ended
September 30, 2015
Net sales to external customers	$7,718	$1,659	$375	$891	$119	$—	$10,762
Inter–segment revenues	999	44	—	9	—	(1,052)	—
Gross profit	527	98	66	53	1	—	745
Foreign exchange gains (losses)	5	(4)	(4)	(23)	2	—	(24)
Noncontrolling interests (1)	5	(2)	—	—	(1)	3	5
Other income (expense) – net(2)	47	3	(1)	(1)	1	—	49
Segment EBIT (3)	369	13	32	3	(3)	—	414
Discontinued operations (5)	—	—	—	—	—	21	21
Depreciation, depletion and amortization	(58)	(22)	(10)	(43)	(3)	—	(136)
Total assets	$12,669	$1,975	$1,037	$2,219	$358	$181	$18,439

		Edible				Discontinued
Nine Months Ended		Oil	Milling	Sugar and		Operations &
September 30, 2016	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$21,870	$4,958	$1,243	$2,541	$268	$—	$30,880
Inter—segment revenues	2,822	80	1	10	—	(2,913)	—
Gross profit	1,039	316	212	108	31	—	1,706
Foreign exchange gains (losses)	13	(2)	(5)	5	(2)	—	9
Noncontrolling interests (1)	(13)	(5)	—	—	(2)	12	(8)
Other income (expense) – net	5	(4)	(3)	(13)	1	—	(14)
Segment EBIT (3) (4)	533	66	107	21	13	—	740
Discontinued operations (5)	—	—	—	—	—	(8)	(8)
Depreciation, depletion and amortization	(174)	(69)	(47)	(103)	(9)	—	(402)
Total assets	$12,396	$2,030	$1,508	$3,532	$352	$227	$20,045

Nine Months Ended
September 30, 2015
Net sales to external customers	$23,373	$4,974	$1,230	$2,519	$254	$—	$32,350
Inter–segment revenues	2,570	126	36	12	—	(2,744)	—
Gross profit	1,393	297	193	99	8	—	1,990
Foreign exchange gains (losses)	29	—	(8)	(38)	2	—	(15)
Noncontrolling interests (1)	(6)	(5)	—	—	(1)	13	1
Other income (expense) – net(2)	47	3	(3)	(7)	1	—	41
Segment EBIT (3) (4)	863	43	88	(32)	(8)	—	954
Discontinued operations (5)	—	—	—	—	—	36	36
Depreciation, depletion and amortization	(173)	(65)	(33)	(121)	(11)	—	(403)
Total assets	$12,669	$1,975	$1,037	$2,219	$358	$181	$18,439

(1)             Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest and discontinued operations of Brazilian fertilizer distribution business and certain asset management operations.

(2)             Includes a pre-tax gain of $47 million on the sale from certain Agribusiness grain assets in Canada.

(3)             Bunge uses total segment earnings before interest and taxes (“Total Segment EBIT”) to evaluate Bunge’s operating performance. Total Segment EBIT is the aggregate of each of our five reportable segments’ earnings before interest and taxes. Total Segment EBIT is a non-GAAP financial measure and is not intended to replace net income (loss) attributable to Bunge, the most directly comparable GAAP financial measure. Bunge’s management believes Total Segment EBIT is a useful measure of its reportable segments’ operating profitability, since the measure allows for an evaluation of segment performance without regard to its financing methods or capital structure. For this reason, operating performance measures such as Total Segment EBIT are widely used by analysts and investors in Bunge’s industries. Total Segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other measure of consolidated operating results under U.S. GAAP.

(4)             Includes a pre-tax, non-cash impairment charge of $12 million in other income (expense) - net recorded in the second quarter of 2016, related to intangible assets of certain patents of intellectual property. Includes a pre-tax, non-cash impairment charge of $15 million in cost of goods sold recorded in the second quarter of 2015, related to the announced closure of Bunge’s oil packaging plant in the United States.

(5)             Represents net income (loss) from discontinued operations.

A reconciliation of Net income attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ In millions)	2016	2015	2016	2015
Net income attributable to Bunge	$118	$239	$474	$588
Interest income	(13)	(18)	(37)	(42)
Interest expense	73	77	189	187
Income tax expense	45	140	118	270
(Income) loss from discontinued operations, net of tax	(5)	(21)	8	(36)
Noncontrolling interest share of interest and tax	(5)	(3)	(12)	(13)
Total Segment EBIT from continuing operations	$213	$414	$740	$954

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2016 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Factors Affecting Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2015 and  to “Item 4 Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 for a discussion of our internal controls over financial reporting.

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

Business Overview

Agribusiness - The combination of smaller than expected soybean and corn crops in South America, due to adverse weather, and slow farmer selling negatively impacted our Brazilian and Argentine grain origination and oilseed processing results.  Historically, Brazilian farmers price a portion of their next year’s production during the third quarter prior to planting, but with the change in market conditions farmers deferred sales in hope of higher commodity prices. Risk management activities in our trading and distribution business were lower in the third quarter of 2016 compared to the same period in the prior year, as last year’s results benefitted from the recovery of approximately $50 million of losses on open positions from the second quarter of 2015.  In North America and Europe, results were comparable to last year as higher origination and export volumes were largely offset by lower margins.  In oilseeds processing, U.S. and European oilseeds processing volumes and margins were down compared to a very strong year ago period. Agribusiness Segment EBIT in the third quarter of 2015 included a $47 million pre-tax gain on the sale of North American grain assets.

Edible Oil Products — Edible Oil Products segment EBIT in the third quarter of 2016 was higher compared to the same period last year primarily driven by improved performances in Brazil and Europe. In Brazil, volumes and gross profit were up in most key categories despite the tough market conditions, reflecting actions to grow market share, contain costs and tighten integration with upstream Agribusiness.  In Europe, higher results were driven by reduced costs and more favorable product mix.  Slightly higher results in Asia were driven by improved product mix of specialty oils and fats in India. Results in North America were comparable to last year as lower margins were offset by higher volumes and decreased industrial costs driven in part by recent footprint restructuring.

Milling Products  — Higher Milling Products segment EBIT in the third quarter of 2016 in Brazil was the primary driver of improved performance when compared to the same period last year. Volumes benefitted from the contribution of our recently acquired Moinho Pacifico mill and increased market share. Higher margins were driven by increased efficiency, improved product mix and favorable raw material sourcing.  Volumes and margins in Brazil are back to levels achieved in 2014 prior to the country’s economic crisis. Partially offsetting these improvements, results in Mexico were lower due to the combination of the devaluation of the peso and competitive pressures.

Sugar and Bioenergy  — Sugar and Bioenergy segment EBIT in the third quarter of 2016 was higher than the same period in 2015 primarily driven by our sugarcane milling operation, which benefitted from higher sugar and ethanol prices and volumes. Results in our trading and distribution business were also higher, driven by improved margins that more than offset lower volumes. Results in our biofuel joint ventures were comparable to last year. Results in the third quarter of 2016 were impacted by $7 million of losses from our renewable oils joint venture.

Fertilizer - Higher Fertilizer segment EBIT results in the third quarter of 2016 compared to the same period last year was primarily driven by improved performance in our Argentine fertilizer business, which benefitted from higher farmer purchases in support of increased planting of wheat and corn.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net Income (Loss) Attributable to Bunge - For the quarter ended September 30, 2016, net income attributable to Bunge of $118 million represents a decrease of $121 million from $239 million in the quarter ended September 30, 2015. This decline resulted primarily from a decrease in Total Segment EBIT of $201 million and reduced income from discontinued operations of $16 million, partially offset by lower income tax expenses of $95 million. Agribusiness Segment EBIT decreased by $286 million primarily due to lower gross profit driven by weaker results in our grain origination business, trading and distribution activities, including risk management contributions that were lower than the same period last year and a $47 million gain on the sale of certain grain assets in Canada in 2015. 2015 results also benefitted from the recovery of $50 million of losses on open positions from the previous quarter. The Agribusiness Segment EBIT decline was partially offset by an increase in EBIT across all other segments. Edible Oil Products Segment EBIT improved $21 million primarily due to improved results in Brazil and lower SG&A expense. Milling Products Segment EBIT improved $20 million primarily driven by a recovery of $14 million in Brazilian import taxes paid in prior years and increased gross profit in Brazil from stronger demand for flour from the food service industry. Sugar and Bioenergy Segment EBIT improved $32 million primarily due to increased gross profit in our industrial sugar milling business from higher prices for sugar and ethanol and favorable foreign exchange. Fertilizer Segment EBIT improved $12 million primarily due to increased gross profit as a result of higher fertilizer sales in Argentina driven by higher fertilizer usage by farmers. Income tax expense decreased $95 million due to the effect of reduced income before income taxes and a lower effective tax rate in 2016 primarily due to earnings mix and higher valuation allowances recorded in Asia in 2015. Discontinued operations declined $16 million driven primarily by a reduction in foreign exchange gains.

Income Tax Expense — In the quarter ended September 30, 2016, income tax expense was $45 million compared to $140 million in the quarter ended September 30, 2015. The effective tax rate in the third quarter of 2016 was 26% compared to 40% in the third quarter of 2015. The lower tax rate in 2016 was primarily due to a favorable earnings mix as well as a higher level of valuation allowances recorded in Asia during the same period in 2015.

Segment Results-Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	September 30,
(US$ in millions, except volumes)	2016	2015
Volumes (in thousands of metric tons):
Agribusiness	35,079	36,154
Edible oil products	1,762	1,733
Milling products	1,153	1,064
Sugar and Bioenergy	2,304	2,428
Fertilizer	417	287

Net sales:
Agribusiness	$8,063	$7,718
Edible oil products	1,727	1,659
Milling products	430	375
Sugar and Bioenergy	1,074	891
Fertilizer	129	119
Total	$11,423	$10,762

Cost of goods sold:
Agribusiness	$(7,797)	$(7,191)
Edible oil products	(1,610)	(1,561)
Milling products	(341)	(309)
Sugar and Bioenergy	(1,007)	(838)
Fertilizer	(112)	(118)
Total	$(10,867)	$(10,017)

Gross profit:
Agribusiness	$266	$527
Edible oil products	117	98
Milling products	89	66
Sugar and Bioenergy	67	53
Fertilizer	17	1
Total	$556	$745

Selling, general and administrative expenses:
Agribusiness	$(174)	$(215)
Edible oil products	(77)	(82)
Milling products	(36)	(29)
Sugar and Bioenergy	(31)	(26)
Fertilizer	(6)	(6)
Total	$(324)	$(358)

Foreign exchange gains (losses):
Agribusiness	$(7)	$5
Edible oil products	—	(4)
Milling products	—	(4)
Sugar and Bioenergy	2	(23)
Fertilizer	(1)	2
Total	$(6)	$(24)

Noncontrolling interest losses (gains):
Agribusiness	$(13)	$5
Edible oil products	(2)	(2)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	(2)	(1)
Total	$(17)	$2

Other income (expense) - net:
Agribusiness (1)	$11	$47
Edible oil products	(3)	3
Milling products	(1)	(1)
Sugar and Bioenergy	(4)	(1)
Fertilizer	1	1
Total	$4	$49

Segment EBIT: (2)
Agribusiness	$83	$369
Edible oil products	34	13
Milling products	52	32
Sugar and Bioenergy	35	3
Fertilizer	9	(3)
Total	$213	$414

Depreciation, depletion and amortization:
Agribusiness	$(61)	$(58)
Edible oil products	(24)	(22)
Milling products	(16)	(10)
Sugar and Bioenergy	(45)	(43)
Fertilizer	(3)	(3)
Total	$(149)	$(136)

(1)             Includes a 2015 pre-tax gain of $47 million on the sale of certain Agribusiness grain assets in Canada.

(2)             We refer to our earnings before interest and taxes for each of our reportable segments as “Segment EBIT”. Total Segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations .Non-GAAP Financial Measures.”

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended
	September 30,
(US$ in millions)	2016	2015
Net income (loss) attributable to Bunge	$118	$239
Interest income	(13)	(18)
Interest expense	73	77
Income tax expense (benefit)	45	140
(Income) loss from discontinued operations, net of tax	(5)	(21)
Noncontrolling interest share of interest and tax	(5)	(3)
Total Segment EBIT	$213	$414

Agribusiness Segment - Agribusiness segment net sales increased by 4% to $8.1 billion in the third quarter of 2016, compared to $7.7 billion in the same period last year. The increase was primarily due to higher sales in our grain origination operations, partially offset by reduced sales in our oilseeds processing operations. In grain origination, higher origination volumes of corn and soybeans in North America from record large crops, increased origination volumes of corn and wheat in Argentina and an average futures commodity price increase of approximately 7% for soybeans was partially offset by reduced grain origination volumes in Brazil for soybeans and corn and an average futures commodity price decrease for corn of approximately13%. In oilseed processing, lower sales were driven primarily by reduced crushing volumes in South America due to slow farmer selling and in Asia-Pacific due to a weak crush margin environment in China. In trading & distribution sales were essentially flat quarter on quarter.

Cost of goods sold increased by 8% to $7.8 billion in the third quarter of 2016, compared to $7.2 billion in the same period last year.  This increase was primarily due to the increase in the average futures price of soybean and soybean oil which increased approximately 7% and 10% respectively, partially offset by a decrease in volumes of 3% and a favorable cost mix of our other commodities sold. Risk management results declined in the third quarter of 2016 as compared to the same period last year which benefited from the recovery of losses on open positions from the previous quarter.

Gross profit decreased to $266 million in the third quarter of 2016, from $527 million in the third quarter of 2015. This decrease was primarily driven by lower results in grain origination and trading and distribution and to a lesser extent oilseed processing. In grain origination, results in Brazil significantly declined from a strong performance in the same period last year due to slow farmer selling driven by the combination of smaller crops, lower prices and appreciating local currencies. In trading and distribution, results were weaker due to lower contribution from risk management activities and a decline from margin earned on our ports and services mainly in Brazil due to lower throughput of volumes and weaker ocean freight results.  In oilseed processing, results in South America, United States, Spain and Vietnam declined from the weak crush margin environment, but were partially offset by improved results in China and Canada. Risk management results declined in the third quarter of 2016 as compared to the same period last year.

SG&A expenses decreased 19% to $174 million in the third quarter of 2016 compared to $215 million in the same period last year, primarily driven by lower personnel costs, bad debt expenses and professional fees.

Foreign exchange results in the third quarter of 2016 were losses of $7 million, compared to gains of $5 million in the third quarter of 2015. These results relate primarily to foreign currency hedges.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Noncontrolling interests generated income of $13 million in the third quarter of 2016 compared to a loss of $5 million in the comparable period last year. The increased 2016 income was primarily driven by our oilseed processing activities in Asia-Pacific and oilseed and biodiesel production joint ventures in Europe.

Other income (expense)-net was income of $11 million in the third quarter of 2016, primarily resulting from income generated by certain non-consolidated investments; primarily in our logistics joint ventures in Brazil and the United States. Other income (expense)-net in the third quarter of 2015 was income of $47 million primarily resulting from the pre-tax gain of $47 million on the sale of certain grain assets in Canada to G3 Canada Limited.

Segment EBIT decreased by $286 million to $83 million in the third quarter of 2016 compared to $369 million in the third quarter of 2015. This was primarily a result of lower gross profit in 2016 driven by weaker results in our grain origination business, trading and distribution activities including risk management results that were lower than the same period last year, which benefitted from the recovery of losses on open positions from the previous quarter and the 2015 pre-tax gain of $47 million on the sale of certain grain assets in Canada, partially offset by reduced SG&A expenses.

Edible Oil Products Segment - Edible oil products segment net sales increased by 4% in the third quarter of 2016 compared to the same period last year resulting primarily from an increase in volumes of 2%, largely due to increased sales and local currency price increases in Brazil.

Cost of goods sold in the third quarter of 2016 increased 3% from the same period of 2015, primarily due to the increase in volumes as noted above in net sales and higher raw material prices as the average futures price for soybean oil increased approximately 10% in the third quarter of 2016 compared to the same period in 2015.

Gross profit in the third quarter of 2016 increased to $117 million compared to $98 million for the third quarter of 2015. The increase was primarily driven by our Brazil operations as our oil value chain integration, local currency price increases and tighter supply of oil in the market enabled improved performance.  We also had improved margins in other countries; particularly in Hungary and India.

SG&A expenses decreased by 6% to $77 million in the third quarter of 2016 compared with $82 million in the same period a year ago. This decrease was primarily due to our cost efficiency programs.

Foreign exchange results in the third quarter of 2016 were nil, compared to losses of $4 million in the same period of 2015. These results relate primarily to foreign currency hedges.

Segment EBIT improved by $21 million to $34 million for the third quarter of 2016, up from $13 million in the third quarter of 2015. The improvement was primarily due to packaged oils and margarine results in Brazil and lower SG&A expenses.

Milling Products Segment - Milling products segment net sales were $430 million in the third quarter of 2016, 15% above the same period of 2015. The increase in sales was primarily driven by higher volumes in the food services segment in Brazil and a local currency price increase in our wheat products.  Volumes also increased from our acquisition of the Moinho Pacifico wheat mill in Brazil, which occurred in the fourth quarter of 2015.

Cost of goods sold increased by 10% to $341 million for the third quarter of 2016 from $309 million in the third quarter of 2015, primarily due to the increase in volumes noted above. The volume increase in cost of goods sold is partially offset by lower commodity prices in wheat, our primary raw material, and a recovery of $14 million in Brazilian import taxes paid in prior years.

Gross profit increased by 35% to $89 million in the third quarter of 2016, up from $66 million in the third quarter of 2015 primarily due to a recovery of $14 million in Brazilian import taxes paid in prior years, higher volumes and improved unit margins in wheat milling products in Brazil, and the gross profit contribution from our acquisition of the Moinho Pacifico wheat mill in Brazil, which occurred in the fourth quarter of 2015.

SG&A expenses increased by $7 million to $36 million during the third quarter of 2016, compared to $29 million in the same period of 2015 primarily due to incremental SG&A expenses related to the acquisition of the Moinho Pacifico wheat mill in Brazil which was acquired in the fourth quarter of 2015 and the negative impact of the stronger Brazilian real on the translation of local currency expenses into U.S. dollars.

Foreign exchange results in the third quarter of 2016 were nil, compared to losses of $4 million in the same period of 2015. These results relate primarily to foreign currency hedges.

Segment EBIT increased to $52 million in the third quarter of 2016, from $32 million last year, primarily as a result of a recovery of $14 million in Brazilian import taxes paid in prior years and improved gross profit in Brazil from stronger demand of wheat products in the food services industry as well as an increase in unit prices; partially offset by increased SG&A expenses.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales increased by $183 million to $1,074 million in the third quarter of 2016 compared to $891 million in the third quarter last year. The increase in sales of 21% was primarily driven by a significant increase in the average futures price of raw sugar which was approximately 80% higher, partially offset by a decrease of 5% in volumes.  The volume decrease was primarily due to lower sugar volumes in our global trading and merchandising activities, partially offset by an increase of sugar milling volumes in Brazil.

Cost of goods sold increased 20% in the third quarter of 2016 compared to the same period of 2015, which was in line with the increase in net sales noted above.

Gross profit increased to $67 million in the third quarter of 2016, up from the $53 million reported in the same period last year, primarily due to the higher prices of sugar and ethanol which improves our unit margins on our industrial sugar milling sales. Partially offsetting these improvements, results in Mexico were lower due to the combination of the devaluation of the peso and competitive pressures.

SG&A expenses increased to $31 million in the third quarter of 2016, up from $26 million in the comparable period of 2015, primarily due to the relative strengthening of the Brazilian real, impacting local currency costs translated into U.S. dollars and increases in local currency costs in Brazil due to inflationary increases.

Foreign exchange results in the third quarter of 2016 were a gain of $2 million compared to losses of $23 million in the same period of 2015. These results relate primarily to foreign currency hedges.

Segment EBIT increased to $35 million in the third quarter of 2016, up from $3 million last year, primarily due to improved gross profit in our industrial sugar milling business from the increased prices of sugar and ethanol and improved foreign exchange results related to foreign currency hedges, partially offset by higher SG&A expenses.

Fertilizer Segment - Fertilizer segment net sales increased 8% to $129 million in the third quarter of 2016, compared to $119 million in the third quarter of last year.  The increase is primarily due to higher volumes from more nitrogen and phosphate fertilizer usage in Argentina as a result of an increase in the corn and wheat planting areas.

Cost of goods sold decreased by $6 million in the third quarter of 2016 to $112 million, compared to $118 million in the same period a year ago primarily driven by sales of lower cost inventory, partially offset by an increase in volumes noted above.

Gross profit increased by $16 million to $17 million in the third quarter of 2016, up from $1 million in the comparable period of 2015. The increase was primarily driven by improved gross profit in Argentina resulting from the increased usage of fertilizers by the farmers and improved fertilizer unit margins.

Segment EBIT improved to a gain of $9 million in the third quarter of 2016, up from a loss of $3 million in the same period in 2015, primarily as a result of the gross profit improvement from increased volumes in Argentina due to higher usage of fertilizers by the farmers.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	September 30,
(US$ in millions)	2016	2015
Interest income	$13	$18
Interest expense	(73)	(77)

Interest income and interest expense remained relatively unchanged between 2016 and 2015.

Discontinued Operations - Discontinued operations results for the third quarter of 2016 were income of $5 million, net of tax, compared to income of $21 million, net of tax, in the third quarter of 2015. Results declined in 2016 primarily driven by a reduction of foreign exchange gains from a strengthening in the Brazlian real.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Income (Loss) Attributable to Bunge - For the nine months ended September 30, 2016, net income attributable to Bunge decreased by $114 million to $474 million, down from $588 million in the nine months ended September 30, 2015. This decline resulted primarily from a decrease in Total Segment EBIT of $214 million and reduced income from discontinued operations of $44 million, partially offset by lower income tax expenses of $152 million. Agribusiness Segment EBIT decreased by $330 million mostly driven by lower gross profit in grain origination in Brazil from weaker farmer selling, weaker gross profits in soy, softseeds and canola oilseeds processing across North America and Europe, lower risk management and ocean freight contributions and a pre-tax gain of $47 million on the sale of certain grain assets in Canada in 2015.  These Agribusiness Segment decreases were partially offset by reduced SG&A expenses from converting local foreign currency costs into U.S. dollars as a result of the weakening of most global currencies relative to the U.S. dollar and our focus on cost containment.  The

Agribusiness Segment EBIT decline was partially offset by an increase in EBIT across all other Segments. Sugar and Bioenergy Segment EBIT improved $53 million primarily due to higher sugar prices on our industrial sales of sugar.  Edible Oil Products Segment EBIT improved $23 million primarily as the prior year period included an impairment charge related to the closure of an oil packaging facility in the United States as well as improved performance in Brazil, higher refined oil gross profit results in Canada and India, as well as lower SG&A expenses driven by the emphasis on cost reduction. Milling Products Segment EBIT improved $19 million primarily from a recovery of $14 million in Brazilian import taxes paid in prior years and improved unit margins in wheat milling in Brazil.  Fertilizer Segment EBIT results also improved $21 million, primarily driven by improved gross profit mostly due to higher volumes in Argentina from increased farmer usage of fertilizers and business interruptions in 2015 as a result of a strike in one of our plants.  Income tax expense decreased $152 million due to the effect of reduced income before income taxes and discrete tax benefits totaling $39 million. Discontinued operations declined $44 million mostly from foreign exchange losses in 2016 compared to foreign exchange gains in 2015.

Income Tax Expense — In the nine months ended September 30, 2016, income tax expense was $118 million compared to income tax expense of $270 million in the nine months ended September 30, 2015.  The effective tax rate for the nine months ended September 30, 2016 decreased to 20% compared to 33% in the nine months ended September 30, 2015.   The lower effective tax rate in 2016 was primarily due to discrete items including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election in North America, an income tax benefit of $11 million recorded for refund claims filed in Europe, and an income tax charge of $32 million recorded for an uncertain tax position related to Asia.  Excluding the effect of the three discrete items noted above and other discrete items, the effective tax rate for the nine months ended September 30, 2016 was 28%.

Segment Results-Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Nine Months Ended
	September 30,
(US$ in millions, except volumes)	2016	2015
Volumes (in thousands of metric tons):
Agribusiness	101,776	100,200
Edible oil products	5,106	5,005
Milling products	3,395	3,136
Sugar and Bioenergy	6,343	7,424
Fertilizer	832	620

Net sales:
Agribusiness	$21,870	$23,373
Edible oil products	4,958	4,974
Milling products	1,243	1,230
Sugar and Bioenergy	2,541	2,519
Fertilizer	268	254
Total	$30,880	$32,350

Cost of goods sold:
Agribusiness	$(20,831)	$(21,980)
Edible oil products	(4,642)	(4,677)
Milling products	(1,031)	(1,037)
Sugar and Bioenergy	(2,433)	(2,420)
Fertilizer	(237)	(246)
Total	$(29,174)	$(30,360)

Gross profit:
Agribusiness	$1,039	$1,393
Edible oil products	316	297
Milling products	212	193
Sugar and Bioenergy	108	99
Fertilizer	31	8
Total	$1,706	$1,990

Selling, general and administrative expenses:
Agribusiness	$(511)	$(600)
Edible oil products	(238)	(252)
Milling products	(97)	(94)
Sugar and Bioenergy	(80)	(86)
Fertilizer	(15)	(18)
Total	$(941)	$(1,050)

Foreign exchange gains (losses):
Agribusiness	$13	$29
Edible oil products	(2)	—
Milling products	(5)	(8)
Sugar and Bioenergy	5	(38)
Fertilizer	(2)	2
Total	$9	$(15)

Noncontrolling interest losses (gains):
Agribusiness	$(13)	$(6)
Edible oil products	(5)	(5)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	(2)	(1)
Total	$(20)	$(12)

Other income (expense) - net:
Agribusiness (1)	$5	$47
Edible oil products	(4)	3
Milling products	(3)	(3)
Sugar and Bioenergy	(13)	(7)
Fertilizer	1	1
Total	$(14)	$41

Segment EBIT: (2)
Agribusiness	$533	$863
Edible oil products	66	43
Milling products	107	88
Sugar and Bioenergy	21	(32)
Fertilizer	13	(8)
Total	$740	$954

Depreciation, depletion and amortization:
Agribusiness	$(174)	$(173)
Edible oil products	(69)	(65)
Milling products	(47)	(33)
Sugar and Bioenergy	(103)	(121)
Fertilizer	(9)	(11)
Total	$(402)	$(403)

(1)             Includes a 2015 pre-tax gain of $47 million on the sale of certain Agribusiness grain assets in Canada.

(2)             We refer to our earnings before interest and taxes for each of our reportable segments as “Segment EBIT”. Total Segment EBIT is a non-GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. See “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Non-GAAP Financial Measures.”

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Nine Months Ended
	September 30,
(US$ in millions)	2016	2015
Net income (loss) attributable to Bunge	$474	$588
Interest income	(37)	(42)
Interest expense	189	187
Income tax expense (benefit)	118	270
(Income) loss from discontinued operations, net of tax	8	(36)
Noncontrolling interest share of interest and tax	(12)	(13)
Total Segment EBIT	$740	$954

Agribusiness Segment - Agribusiness segment net sales of $21.9 billion in the nine months ended September 30, 2016 were down 6% from $23.4 billion in the nine months ended September 30, 2015. The decrease was primarily due to lower sales in our oilseeds processing and oilseed trading and distribution businesses. In our oilseed processing business, lower sales were driven primarily by reduced volumes in Asia-Pacific and North America due to weaker crush margins, and weaker European crush margins in the soybean complex and softseeds. In our trading and distribution business, net sales were lower primarily from reduced margins in our oilseed trading and distribution activities in Europe, particularly in Spain and the Middle East and in palm oil in Asia due to a weak supply of palm oil, partially offset by increased net sales in the Black Sea region. In our grain origination business, volumes increased primarily in the earlier part of the year during the harvest in South America; however this was mostly offset by lower global commodity prices during that period. Volumes also increased primarily in our grains trading and distribution business which was more than offset by a decrease in average futures commodity prices in corn of approximately 4% and wheat of approximately 13% and grains origination activities as noted above.

Cost of goods sold decreased by 5% to $20.8 billion in the nine months ended September 30, 2016 from $22.0 billion last year in line with the reductions in net sales noted above. In addition, lower industrial costs due to the relative weakening of the Brazilian real and Argentine peso to the U.S. dollar contributed to lower cost of goods sold in the nine months ended September 30, 2016 when compared to the same period last year.

Gross profit decreased by $354 million, to $1,039 million in the nine months ended September 30, 2016, compared to $1,393 million in the same period a year ago, primarily driven by lower results in grain origination and oilseed processing and to a lesser extent trading and distribution results. In grain origination, results in Brazil significantly declined from a strong performance in the same period last year primarily due to slower farmer selling and increased competition.  In oilseed processing, soy and canola processing results in North America declined from a strong performance in the same period in 2015 due to lower crush margins. Additionally, softseeds processing results in Europe declined due to the weaker margin environment. In trading and distribution, results declined due to lower contribution from risk management and weaker ocean freight results.

SG&A expenses were $511 million in the nine months ended September 30, 2016, 15% lower compared to the same period last year.  This reduction was primarily driven by the weakening of most global currencies relative to the U.S. dollar and lower personnel costs, partly offset by increases in expenses in local currency costs due to inflation.

Other income (expense)-net was income of $5 million and $47 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Other income (expense) -net in 2016 included income in certain non-consolidated investments; mostly in our logistics joint ventures in Brazil and a palm oil plantation joint venture in Indonesia, partially offset by an impairment charge of $12 million for  intangible assets related to aquaculture and other related patents. Other income (expense)-net in 2015 included a $47 million pre-tax gain from the sale of certain grain assets in Canada to G3 Canada Limited.

Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Noncontrolling interests generated income of $13 million in the nine months ended September 30, 2016 compared to income of $6 million in the comparable period last year. The increased 2016 income was primarily driven by our oilseed processing activities in Asia-Pacific partially offset by the deconsolidation of a Brazilian grain terminal which reported income in 2015.

Segment EBIT decreased to $533 million in the nine months ended September 30, 2016 from $863 million in the nine months ended September 30, 2015. This decrease was primarily driven by lower gross profit in grain origination in Brazil due to slower farmer selling, weaker soy and canola oilseeds processing in North America, weaker softseeds processing in Europe and lower contributions from risk management and ocean freight. During this same period in 2015, we also recorded a pre-tax gain of $47 million on the sale of certain grain assets in Canada.  These decreases were partially offset by reduced SG&A expenses as a result of decreased costs when converting local currency costs into U.S. dollars as a result of the weakening of most global currencies relative to the U.S. dollar.

Edible Oil Products Segment - Edible oil products segment net sales of $5.0 billion in the nine months ended September 30, 2016 were essentially flat compared to the same period last year. The volume increase of 2% was driven by increased demand of our packaged oil products in Brazil, and refined oils in the United States and Canada which were offset by the impacts on pricing from the weakening of the Brazilian real, Ukrainian hryvnia and other global currencies when translated into U.S. dollars.

Cost of goods sold decreased 1% for the nine months of 2016 to $4.6 billion from $4.7 billion in the same period in 2015. The decrease was primarily due to the relative weakening of most global currencies when translated into U.S. dollars, cost benefits from our production efficiency programs and the inclusion of a $15 million impairment charge related to the closure of an oil packaging facility in the U.S. in 2015.

Gross profit increased by 6% to $316 million during the nine months ended September 30, 2016 compared to $297 million in the same period last year. The increase was primarily driven by the prior year $15 million impairment charge noted above, increased demand for refined oil in Canada and improved volumes and margins in India, partially offset by the impact of the relative weakening of most global currencies when translated into U.S. dollars.

SG&A expenses decreased by 6% to $238 million in the first nine months of 2016 compared with $252 million in the same period a year ago, primarily as a result of translation effects of weakening currencies in South America and certain European countries relative to the U.S. dollar, lower marketing expenses and savings from cost-cutting initiatives.

Segment EBIT increased to $66 million for the nine months ended September 30, 2016, up from $43 million in the same period a year ago as gross profit improved due to a prior year impairment charge related to the closure of an oil packaging facility in the U.S., improved results in refined oil in Canada and India and lower SG&A expenses from the translation benefits of a global devaluation of most currencies relative to the U.S. dollar, partially offset by an increase in other expenses.

Milling Products Segment — Milling products segment net sales increased by 1% to $1,243 million in the nine months ended September 30, 2016 up from $1,230 million in the same period last year. The slight increase was primarily from an 8% increase in volumes mostly as a result of our acquisition of the Moinho Pacifico wheat mill in Brazil, which occurred in the fourth quarter of 2015 and in our rice and corn milling businesses in the United States.  The volume increase was mostly offset by the relative weakening of the Brazilian real and Mexican peso, when translated into U.S. dollars and lower selling prices of flour due to lower commodity prices in wheat, our primary raw material.

Cost of goods sold decreased by 1% to $1,031 million for the nine months ended September 30, 2016 down from $1,037 million in the nine months ended September 30, 2015, resulting from lower commodity prices in wheat and the foreign exchange effects on local currency industrial costs in Brazil and Mexico, which when translated into the appreciating U.S. dollar reduced cost of goods sold, lower energy prices in the United States and a recovery of $14 million in Brazilian import taxes paid in prior years. These decreases were partially offset by an increase in volumes mentioned above.

Gross profit increased to $212 million in the first nine months of 2016, up from $193 million in the same period a year ago, primarily due a recovery of $14 million in Brazilian import taxes paid in prior years, higher volumes and improved unit margins in wheat milling products in Brazil and the incremental gross profit from the acquisition of the Moinho Pacifico wheat mill in Brazil, which occurred in the fourth quarter of 2015.  These increases were partially offset by the impact of the Brazilian real and Mexican peso translation into U.S. dollars.

SG&A expenses increased to $97 million for the nine months ended September 30, 2016, up from $94 million a year ago, mainly due to SG&A expenses related to the Moinho Pacifico wheat mill in Brazil, which we acquired in the fourth quarter of 2015.  This increase was partially offset by the translation benefit of the weaker Brazilian real and Mexican peso on the translation of local currency expenses to U.S. dollars and benefits from our performance improvement initiatives to contain costs.

Segment EBIT increased to $107 million in the nine months ended September 30, 2016, from $88 million in the same period last year, primarily as a result of a recovery of $14 million in  Brazilian import taxes paid in prior years, higher gross profit in Brazil due to higher volumes and improved margins and results from the Moinho Pacifico wheat mill acquisition, which occurred in the fourth quarter of 2015.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales were $2.5 billion both in the nine months ended September 30, 2016 and the same period in 2015. The volume decrease of 15% was fully offset by an increase in the price of sugar and ethanol.  The volume decrease was primarily due to lower sugar volumes in our global trading and merchandising activities and our industrial business, primarily due to our commercial decision to carry less inventory into 2016 than we did in the previous year.

Cost of goods sold were $2.4 billion both in the nine months ended September 30, 2016 and the same period in 2015, in line with the sales increase noted above, primarily due to the decline in volumes and offset by the increase in sugar prices noted above.

Gross profit increased to $108 million in the nine months ended September 30, 2016 from $99 million in the same period a year ago, primarily due to the higher prices of sugar and ethanol, which improved our unit margins on our industrial sales.

SG&A expenses were $80 million for the nine months ended September 30, 2016, 7% lower compared to $86 million for the same period a year ago, driven by the relative weakening of the Brazilian real when translated into U.S. dollars, partially offset by increases in local currency costs in Brazil due to local inflationary increases.

Foreign exchange results in the nine months ended September 30, 2016 were income of $5 million, compared to losses of $38 million in the same period a year ago. These results were related primarily to results on certain currency hedges.

Other income (expense) -net was expense of $13 million in the nine months ended September 30, 2016 compared to $7 million of expenses for the same period in 2015. An increase in losses in our joint venture for the production of renewable oils in Brazil and reduced profits in our corn wet-milling joint venture in Argentina were the primary reasons for the increase in expenses.

Segment EBIT improved by $53 million to income of $21 million in the nine months ended September 30, 2016 from a loss of $32 million in the nine months ended September 30, 2015. The improvement in foreign exchange results on certain currency hedges and gross profit improvement from the higher prices of sugar on our industrial sales more than offset an increase in other expenses from higher losses in our joint ventures.

Fertilizer Segment - Fertilizer segment net sales increased 6% to $268 million in the nine months ended September 30, 2016 compared to $254 million in the nine months ended September 30, 2015, The increase is primarily due to an increase of 34% in volumes from higher nitrogen and phosphate fertilizer usage in Argentina  as a result of an increase in the corn and wheat planting areas, as well as reduced volumes in the prior year due to a strike in 2015 in one of our plants. This was partially offset by a decrease in global nitrogen, phosphate and single superphosphate prices.

Cost of goods sold was $237 million for the nine months ended September 30, 2016, compared to $246 million for the same period last year driven by lower industrial costs and lower costs from nitrogen than in 2015, as we were required to import higher cost material of nitrogen due to the 2015 strike. This was partially offset by an increase in volumes in 2016.

Gross profit increased to $31 million for the nine months ended September 30, 2016 up from $8 million in the comparable period of 2015. The increase was primarily driven by improved gross profit in Argentina resulting from the increased usage of fertilizers by the Argentine farmer from a larger crop area and improved fertilizer unit margins, lower product costs and reduced volumes in the prior year due to a strike in one of our plants.

Segment EBIT improved by $21 million to income of $13 million in the nine months ended September 30, 2016 from a loss of $8 million in the same period a year ago, primarily due to improved gross profit mostly due to higher volumes in Argentina from increased farmer usage of fertilizers and a challenging 2015 due to a strike in one of our plants.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Nine Months Ended
	September 30,
(US$ in millions)	2016	2015
Interest income	$37	$42
Interest expense	(189)	(187)

Interest income and interest expense remained relatively unchanged between 2016 and 2015.

Discontinued Operations - Discontinued operations results for the nine months ended September 30, 2016 were a loss of $8 million, net of tax, compared to income of $36 million, net of tax, in the nine months ended September 30, 2015. Results declined in 2016 primarily driven by foreign exchange losses in the discontinued Brazilian fertilizer retail business while in the same period in 2015 there were foreign exchange gains.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.44 and 1.49 at September 30, 2016 and December 31, 2015, respectively.

Cash and Cash Equivalents - Cash and cash equivalents were $297 million and $411 million at September 30, 2016 and December 31, 2015, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short term deposits with highly-rated financial institutions and in U.S. government securities.

Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $3,865 million and $3,393 million at September 30, 2016 and December 31, 2015, respectively. Of these amounts $2,920 million and $2,513 million were attributable to merchandising activities at September 30, 2016 and December 31, 2015, respectively. RMI at fair value in the aggregate amount of $89 million and $110 million at September 30, 2016 and December 31, 2015, respectively, were included in our Edible oil products segment inventories. The Sugar and Bioenergy segment included sugar RMI of $267 million and $163 million at September 30, 2016 and December 31, 2015, respectively, which can be attributed to our trading and merchandising business.

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

Revolving Credit Facilities - At September 30, 2016, we had $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,638 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed
(US$ in millions)		Capacity	Borrowings Outstanding
Commercial Paper Program		September 30,	September 30,	December 31,
and Revolving Credit Facilities	Maturities	2016	2016	2015

Commercial paper	2019	$600	$—	$—
Long-term revolving credit facilities (1)	2018-2019	4,415	377	752
Total		$5,015	$377	$752

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

On August 15, 2016, Bunge completed the sale of $700 million aggregate principal amount of 3.250% senior notes due August 15, 2026. The unsecured senior notes were issued by Bunge’s 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $695 million, before expenses, were used for general corporate purposes, including, but not limited to, the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

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

We had no borrowings outstanding at September 30, 2016  under our three-year committed unsecured bilateral revolving credit facilities (the “Facilities”) totaling $700 million. On June 24, 2016 we refinanced one of these facilities in the amount of $200 million to mature in June 2019. The remaining $500 million facility was refinanced on September 23, 2016 to mature on September 23, 2019. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.40% per annum based on the credit ratings on our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.

We had $377 million of borrowings outstanding at September 30, 2016 under our $1,750 million unsecured syndicated revolving credit facility (the ‘‘Facility’’) with certain lenders party thereto maturing August 10, 2018. We have the option to request an extension of the maturity date of the Facility for up to 24 months. Each lender in its sole discretion may agree to any such request. Borrowings under the Facility bears interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision.

We had no borrowings outstanding at September 30, 2016 under our $865 million five-year unsecured syndicated revolving credit agreement with CoBank, ACB, (the ‘‘CoBank Facility’’) as the administrative agent and certain lender party thereto, maturing May 30, 2018. Borrowings under the CoBank Facility bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum based on the credit ratings of our long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee ranging from 0.125% to 0.275% per annum based on the ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at September 30, 2016 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.

Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At September 30, 2016, there were no outstanding issuances under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time-to-time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. As of September 30, 2016 and December 31, 2015, there were no outstanding borrowings, respectively, under these bilateral short-term credit lines.

Short and long-term debt - Our short and long-term debt increased by $334 million at September 30, 2016 from December 31, 2015, primarily due to funding of additional working capital financing requirements and the repurchase of common shares for $200 million. For the nine month period ended at September 30, 2016, our average short and long-term debt outstanding was approximately $5,183 million compared to approximately $4,223 million for the nine months ended at September 30, 2015. Our long-term debt balance was $4,310 million at September 30, 2016 compared to $3,795 million at December 31, 2015. The following table summarizes our short-term debt at September 30, 2016.

		Weighted			Weighted
		Average	Highest		Average
		Interest	Balance	Average	Interest
	Outstanding	Rate at	Outstanding	Balance	Rate
	Balance at	Quarter	During	During	During
(US$ in millions)	Quarter End	End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$467	5.67%	$1,179	$845	3.91%
Commercial paper	—	—%	500	337	0.67%

Total	$467	5.67%	$1,679	$1,182	2.99%

(1)             Based on monthly balances.

The following table summarizes our short and long-term indebtedness:

	September 30,	December 31,
(US$ in millions)	2016	2015
Short-term debt: (1)
Short-term debt, including consolidated investment fund debt in 2015(2)	$467	$648
Current portion of long-term debt	863	869
Total short-term debt	1,330	1,517
Long-term debt (3):
Bilateral revolving credit facilities expiry 2019	—	300
Revolving credit facilities expiry 2018	377	452
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	281	237
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	59	50
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
4.10% Senior Notes due 2016	—	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	497
1.85% Senior Notes due 2023 - Euro	665	—
3.25% Senior Notes due 2026	694	—
Other	202	224
Subtotal	4,310	3,795
Less: Current portion of long-term debt	(863)	(869)
Total long-term debt, including consolidated investment fund debt in 2015	3,447	2,926
Total debt	$4,777	$4,443

(1)             Includes secured debt of $7 million and $36 million at September 30, 2016 and December 31, 2015, respectively.

(2)             Includes $146 million and $130 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 13.68% and 16.06% as of September 30, 2016 and December 31, 2015, respectively.

(3)             Includes secured debt of $55 million and $47 million at September 30, 2016 and December 31, 2015, respectively.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2016 was as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2016.

Trade Receivable Securitization Program—We initially entered into our trade receivable securitization program (the “Program”) in June 2011, which provides us with an additional source of liquidity. On May 26, 2016, Bunge and certain of its subsidiaries renewed and amended its $700 million trade receivables securitization program which terminates on May 26, 2021. However, each committed purchaser’s commitment to fund trade receivables sold under the Program will terminate on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement.

Equity

Total equity is set forth in the following table:

	September 30,	December 31,
(US$ in millions)	2016	2015
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,133	5,105
Retained earnings	8,004	7,725
Accumulated other comprehensive income	(5,825)	(6,360)
Treasury shares, at cost - 2016 - 12,882,313 shares and 2015 - 9,586,083 shares	(920)	(720)
Total Bunge shareholders’ equity	7,083	6,441
Noncontrolling interest	194	211
Total equity	$7,277	$6,652

Total equity was $7,277 million at September 30, 2016 compared to $6,652 million at December 31, 2015. The increase in shareholders’ equity was primarily due to cumulative translation gains of $886 million, primarily resulting from the weakening of the U.S. dollar relative to the Brazilian real and $474 million net income attributable to Bunge for the nine months ended September 30, 2016.  These increases were partially offset by declared dividends to common and preferred shareholders of $170 million and $25 million, respectively and the $200 million cost for purchasing treasury shares during the nine months ended September 30, 2016.

Noncontrolling interest decreased to $194 million at September 30, 2016 from $211 million at December 31, 2015, primarily due to the deconsolidation of a variable interest entity that was previously consolidated.

As of September 30, 2016, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1463 Bunge Limited common shares, based on the conversion price of $87.2398 per share, subject to certain additional anti-dilution adjustments (which represents 7,909,470 Bunge Limited common shares at

September 30, 2016). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

For the nine months ended September 30, 2016, our cash and cash equivalents decreased by $114 million, reflecting the net effect of cash flows from operating, investing and financing activities. This compares to a decrease of $59 million in cash and cash equivalents for the nine months ended September 30, 2015.

Cash provided by operating activities was $635 million for the nine months ended September 30, 2016 compared to $527 million for the nine months ended September 30, 2015. Net cash inflows from operating activities for the nine months ended September 30, 2016 were principally due to net income, including adjustments for non-cash items, partially offset by an increase in the use of cash for net operating assets and liabilities. The increase in net operating assets and liabilities for the nine months ended September 30, 2016 reflects higher levels of working capital due to the seasonal increase for harvest season in North America and by the increase in soybean commodity prices for the nine months of 2016, partially offset by a decrease in secured farmer advances in Brazil. Cash used for net operating assets and liabilities for the nine months 2015 is primarily due to higher working capital levels than December 31, 2014, due to peak harvest season in North America where higher volumes were partly offset by lower average commodity prices.

Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the nine months ended September 30, 2016 and  2015, we recorded a foreign exchange loss of $115 million and a gain of $227 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have no impact on cash flows from operations.

Cash used for investing activities was $667 million for the nine months ended September 30, 2016 compared to $311 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, payments were made for capital expenditures of $488 million, primarily related to the upgrade and expansion of our export terminal in the U.S., replanting of sugarcane for our industrial sugar business in Brazil and continued construction of a wheat milling facility in Brazil. We also had cash outflows related to settlements of net investment hedges of $210 million. During the first nine months of 2015, payments made for capital expenditures of $365 million were primarily related to replanting of sugarcane and maintenance and improvements for our industrial sugar business in Brazil, construction of a wheat milling facility in Brazil and the construction of a port facility and oilseed processing plant in Ukraine. We also acquired Heartland Harvest, Inc. (“HHI”), a U.S. based producer of die cut pellets for the snack food industry, and the remaining interest in a Spanish biodiesel production facility. We had cash inflows related to settlements of net investment hedges totaled $106 million. Also, on a net basis we made payments of $43 million for our share of the acquisition of G3 Canada Limited, which transaction included the sale of certain Canadian grain assets.

Cash used for financing activities was $102 million for the nine months ended September 30, 2016, compared to cash used for financing activities of $185 million for the nine months ended September 30, 2015. Dividends paid to our common shareholders and holders of our convertible preference shares were $191 million and $178 million for the nine months ended September 30, 2016 and 2015, respectively. Further, in connection with our common share repurchase program, for the first nine months in 2016 we purchased 3,296,230 of our common shares at a cost of $200 million. For the first nine months of 2015, we purchased 3,871,810 of our common shares at a cost of $300 million.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at September 30, 2016:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)	$66
Residual value guarantee (2)	154
Total	$220

(1)             We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2016 through 2022. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At September 30, 2016, we recorded no obligation related to these guarantees.

(2)             We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2016 through 2020. At September 30, 2016, our recorded obligation related to these guarantees was $4 million.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries.  At September 30, 2016, debt with a carrying amount of $4,438 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by three of our 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe, B.V. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.42 per share on September 2, 2016 to common shareholders of record on August 19, 2016.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2016 to shareholders of record on August 15, 2016.  On August 10, 2016, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.42 per common share.  The dividend will be payable on December 2, 2016 to common shareholders of record on November 18, 2016.  We also announced on August 10, 2016 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on December 1, 2016 to shareholders of record on November 15, 2016.

Critical Accounting Policies

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the nine months ended September 30, 2016. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

	Nine Months Ended		Year Ended
	September 30, 2016		December 31, 2015
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$1,207	$(121)	$642	$(64)
Lowest daily aggregated position value	$(359)	$(36)	$(950)	$(95)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as forward contracts and swaps, and foreign currency options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2016 was not material.

When determining our foreign exchange exposure, we calculate separately foreign exchange gains and losses on our intercompany loans which are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange gains of $288 million for the nine months ended September 30, 2016 and foreign exchange losses of $541 million for the year ended December 31, 2015 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt based on market yields at September 30, 2016, was $5,001 million with a carrying value of $4,777 million. There was no significant change in our interest rate risk at September 30, 2016.

A hypothetical 100 basis point increase in the interest yields on our debt at September 30, 2016 would result in a decrease of approximately $80 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at September 30, 2016 would cause an increase of approximately $63 million in the fair value of our debt.

A hypothetical 1% change in LIBOR would result in a change of approximately $34 million in our annual interest expense based on our variable rate debt at September 30, 2016. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

ITEM 4.                                                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Internal Control Over Financial Reporting — Except as noted below, there have been no changes in the Company’s internal control over financial reporting  during the third quarter ended September 30, 2016, that have  materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

As disclosed in our 2015 Annual Report on Form 10-K, Bunge’s management identified and reported that a material weakness existed in its internal controls over financial reporting because Bunge did not maintain effective controls over the preparation and review of its Consolidated Statements of Cash Flows. The control weakness resulted in an error in Bunge’s previously issued interim consolidated financial statements contained in its Quarterly

Report on Form 10-Q for the quarter ended September 30, 2015. The reclassification error, which overstated operating cash flows and understated investing cash flows in the same amount, was identified and corrected prior to the issuance of Bunge’s  2015 Annual Report on Form 10-K. This reclassification error did not affect Bunge’s previously reported volumes, gross profit, segment operating profit, net income or earnings per share or our balance sheets for any period.  Management implemented new controls as well as strengthened existing controls over the preparation and review of the Consolidated Statements of Cash Flows. As of September 30, 2016, management has tested the remedial controls for a sufficient period of time and has concluded that these controls are operating effectively. Therefore, we have concluded that the material weakness in Bunge’s internal controls over financial reporting has been fully remediated.

Except as noted above, there has been no change in Bunge’s internal controls over financial reporting as of September 30, 2016, which has materially affected, or is reasonably likely to materially affect, Bunge’s internal controls over financial reporting.

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

For a discussion of certain tax matters relating to Argentina and Brazil, see Note 14. Additionally, we are a party to a large number of labor and civil claims relating to our Brazilian operations. We have reserved an aggregate of $77 million and $76 million, for labor and civil claims, respectively, as of September 30, 2016. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately $91 million Brazilian reais (approximately $28 million as of September 30, 2016) related to a legacy environmental claim in Brazil.

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

BUNGE LIMITED

Date: November 2, 2016	By:	/s/ Andrew J. Burke
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Filed herewith.

E-1