Form 10-K
period 2016-12-31
Bunge LTD
filed 2017-02-28
CIK 1144519

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2016, as reported by the New York Stock Exchange, was approximately $8,220 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

          As of February 17, 2017, 139,508,796 Common Shares, par value $.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the proxy statement for the 2017 Annual General Meeting of Shareholders to be held on May 25, 2017 are incorporated by reference into Part III.

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

  •
  global grain processor, based on volume;

  •
  seller of packaged vegetable oils worldwide, based on sales;

  •
  producer and seller of wheat flours and bakery mixes and dry milled corn products in North and South America, based on volume; and

  •
  producer of sugar and ethanol in Brazil and global trader and merchandiser of sugar, based on volume.

        We conduct our operations in five segments: Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy and Fertilizer. We refer to the Edible Oil and Milling Products segments collectively as our Food and Ingredients businesses. Our strategy is to profitably grow our position in our core grain and oilseed value chains, capitalizing on our integrated global footprint and key origination, logistics, processing and risk management competencies while pursuing operational excellence. We also are focused on growing our value added Food and Ingredients businesses so that over time they represent a more significant percentage of our earnings. Our strategy is aligned with long-term global macroeconomic and consumer growth trends, including a commitment to sustainability.

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

        2016 Summary Operating Highlights—In our Agribusiness segment in 2016 we continued to expand our global network of integrated assets. We formed joint ventures with leading regional players in Brazil and Asia-Pacific, to increase operating, marketing and logistics synergies and announced the acquisition of oilseed processing plants and operations in the Netherlands and France. In addition, we continued upgrading and expanding an existing port terminal in the United States, completed the construction of an oilseed processing plant in Ukraine and progressed on the construction of an oilseed processing plant in Asia-Pacific. In our Food and Ingredients businesses, we acquired a vegetable oil blends producer for large-scale commercial customers, based in Germany. In addition, we announced the acquisitions of a leading olive oil and seed oil producer in Turkey and a leading corn flour producer in North America. We also completed the construction of a wheat mill in Rio de Janeiro state, Brazil. In our Sugar and Bioenergy segment, our sugarcane milling operations benefitted from higher global sugar prices and improved domestic market conditions in Brazil, as well as lower costs and greater efficiency due to our continuous performance improvement initiatives.

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

Agribusiness

        Overview—Our Agribusiness segment is an integrated, global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biodiesel industries, through a global network of facilities. Our footprint is well balanced, with approximately 35% of our processing capacity located in South America, 28% in North America, 23% in Europe and 14% in Asia-Pacific.

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

        Biodiesel—We own and operate biodiesel facilities in Europe and Brazil and have equity method investments in biodiesel producers in Europe and Argentina. This business is complementary to our core Agribusiness operations as in each case we supply some of the raw materials (crude vegetable oil and soybean meal) used in their production processes.

        Raw Materials—We purchase oilseeds and grains either directly from farmers or indirectly through intermediaries. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors such as weather, government programs and policies and farmer planting and selling decisions, our operations in major crop growing regions globally have enabled us to source adequate raw materials for our operational needs.

        Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors include but are not limited to: The Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Group ("Louis Dreyfus"), Glencore International PLC and large regional companies such as Wilmar International Limited and COFCO Agri Limited ("COFCO") largely in Asia-Pacific.

Food and Ingredients

        Overview—Our Food and Ingredients businesses include two reportable business segments: Edible Oil Products and Milling Products. We primarily sell our products to three customer types or market channels: food processors, food service companies and retail outlets. The principal raw materials used in our Food and Ingredients businesses are various crude and further processed vegetable oils in our Edible Oil Products segment, and wheat, corn and rice in our Milling Products segment. These raw materials are agricultural commodities that we either produce or purchase from third parties. We believe that our global integrated business model enables us to realize synergies between our Agribusiness and Food and Ingredients operations through raw material procurement, logistics, risk management and co-location of industrial facilities, enabling us to supply customers with reliable, high quality products on a global basis. Additionally, our Food and Ingredients businesses are focused on capitalizing on growing global consumer food trends, including a desire for less processed, healthier foods, interest in new flavors and increases in snacking and eating outside the home.

  Edible Oil Products

        Products—Our edible oil products include packaged and bulk oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed and canola oil that we produce in our Agribusiness segment oilseed processing operations as raw materials in this business. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have edible oil refining and packaging facilities in North America, South America, Europe and Asia-Pacific. Our edible oil products business is largely business to business ("B2B") focused in North America, in Brazil and Europe it is a mix of B2B and business to consumer ("B2C"), and in Asia-Pacific it is largely a B2C focused business.

        In Brazil, our retail edible oil brands include Soya, the leading packaged vegetable oil brand, as well as Primor and Salada. We are also a leading producer in the Brazilian margarine market with our brands Delicia and Primor, as well as in mayonnaise with our Soya, Primor and Salada brands. In shortenings, we are a leading supplier to the food processor market. We also produce processed tomato and other staple food products, including sauces, condiments and seasonings in Brazil under several brand names.

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

        In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal, Oleina, Maslenitsa, Oliwier, Salat and Rozumnitsa, and a leader in margarines, including our brand names Smakowita, Maslo Rosline, Masmix, Optima, Deli Reform, Keiju, Evesol, Linco, Gottgott, Suvela and Finuu. Most recently, we have introduced Optima margarine with DHA for consumers interested in adding omega-3 fatty acids to their diets. Additionally, we have introduced first cold pressed oils and spice and herb enhanced products under our Deli Reform brand.

        With the acquisition of a majority share in Walter Rau Neusser Öl und Fett Aktiengesellschaft ("Walter Rau Neusser") in 2016, a leading oils & fats producer in Germany, we are now a significant oils supplier in the West European foodservice channel. We also supply a range of refined seed oils (sunflower and rapeseed) in bulk formats to industrial food processors who are among the leading brand owners in the global food industry.

        In December 2016, we announced the acquisition of Ana Gyda Yhtiyaç Maddeleri ve Sanayi Ticaret A.Ş ("Ana Gyda"), a leading Turkish olive oil and seed oil producer. Ana Gyda is the owner of Komili, the market leading olive oil brand in Turkey. The transaction closed on February 21, 2017.

        In India, our brands include Dalda, Ginni and Chambal in edible oils; Dalda and Gagan in vanaspati; and Masterline in professional bakery fats. In China, our edible oil brand is Dou Wei Jia. In Asia-Pacific, we recently entered into distribution arrangements to sell and distribute packaged softseed oils and coconut oil.

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

        Competition—Competition is based on a number of factors, including price, raw material procurement, distribution capabilities and cost structure, brand recognition, product quality, innovation, technical support, new product introductions, composition and nutritional value and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In the United States and Canada, our principal competitors in the Edible Oil Products segment include ADM, Cargill, Stratas Foods LLC, Unilever NV/PLC ("Unilever") and Ventura Foods LLC. In Brazil, our principal competitors also include ADM, Cargill,

Imcopa, BRF S.A. and JBS S.A. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.

  Milling Products

        Products—Our Milling Products segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico, corn-based products in the United States and Mexico derived from the corn dry milling process and milled rice products in the United States and Brazil.

        Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours and Gradina, and Pre-Mescla bakery premixes. Our wheat flour and bakery mix brands in Mexico include Espiga, Esponja, Francesera, Chulita, Galletera and Pastelera. Our corn milling products consist primarily of dry-milled corn meals, flours and flaking and brewer's grits, as well as soy-fortified corn meal, corn-soy blend and other similar products. As part of our corn portfolio, we also sell whole grain and fiber ingredients. In the United States, we have most recently added ancient grains, such as quinoa and millet to our portfolio. We have also introduced a range of extruded products that include die cut pellets for the snack food industry. Additionally, we offer non-GMO products in the United States, including corn varieties. We mill and sell bulk and packaged rice in the United States and also sell branded rice in Brazil under the Primor brand.

        In August 2016, we announced the acquisition of a controlling interest in Grupo Minsa, S.A.B. de C.V. ("Minsa"), a leading corn flour producer in North America. As part of the transaction, Bunge will control four mills in Mexico and two in the United States, which produce a broad portfolio of branded corn flours and pre-mixes for tortillas and other products. The transaction is expected to close in the first half of 2017, subject to certain closing conditions, including the resolution of pending litigation brought by a former shareholder of the parent company of Minsa challenging the proposed acquisition.

        Customers—The primary customers for our wheat milling products are food processing, bakery and food service companies. The primary customers for our corn milling products are companies in the food-processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. Government for humanitarian assistance programs. Our rice milling business sells to customers in the food service and food processing channels, as well as for export markets.

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

Sugar and Bioenergy

        Overview—We are a leading, integrated producer of sugar and ethanol in Brazil, and a leading global trader and merchandiser of sugar. We own and operate eight sugarcane mills in Brazil, the world's largest producer and exporter of sugar. As of December 31, 2016, our mills had a total crushing capacity of approximately 21 million metric tons per year. Sugarcane, which is the raw material that we use to produce sugar and ethanol, is supplied by a combination of our own plantations and third-party farmers. Additionally, through cogeneration facilities at our sugarcane mills, we produce electricity from the burning of sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in boilers, which enables our mills to meet their energy requirements. Any surplus electricity is sold to the local grid or other large third-party users of electricity. Our trading and merchandising operations engage in marketing and selling sugar through regional marketing offices in various locations and managing the sugar price risk for our business.

        Since 2014, after our decision of reducing the capital allocated to this business and focusing our investments primarily on agricultural productivity increase and industrial yields, the business has experienced a significant turnaround. The strengthening of our sugarcane milling operations in Brazil, bringing the operating costs down and efficiencies up resulted in significantly improved results. The early stage of an anticipated cycle of higher sugar prices and changes in the fuel policy for the domestic market should contribute to further improvement of our results. Additionally, as previously announced, we are continuing to explore alternatives to reduce our exposure to the Brazilian sugarcane industry. However, the nature and timing of any potential outcome or transaction is uncertain and cannot be predicted.

        Raw Materials—Sugarcane is our principal raw material in this segment, and we both produce it and procure it through third-party supply contracts. The annual harvesting cycle in Brazil typically begins in late March/early April and ends in late November/early December. Once planted, sugarcane is harvested for five to seven years on average, but the yield decreases with each harvest over the life cycle of the cane. As a result, after this period, old sugarcane plants are typically removed and the area is replanted. The quality and yield of the harvested cane are also affected by factors such as soil quality, topography, weather and agricultural practices.

        Our mills are supplied with sugarcane grown on approximately 326,000 hectares of land. This land represents approximately 19,000 hectares of land that we own, 211,000 hectares of land that we manage under agricultural partnership arrangements and 96,000 hectares of land farmed by third-party farmers. In 2016, approximately 67% of our total milled sugarcane came from our owned or managed plantations and 33% was purchased from third-party suppliers. Payments under the agricultural partnership agreements and third-party supply contracts are based on a formula, which factors in the volume of sugarcane per hectare, sucrose content of the sugarcane and market prices for sugarcane, which are set by Consecana, the São Paulo state sugarcane, sugar and ethanol council.

        Our sugarcane planting and harvesting processes are substantially mechanized. Mechanized harvesting does not require burning of the cane prior to harvesting, significantly reducing the environmental impact when compared to manual harvesting, and resulting in improved soil condition.

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

        Sugar—Our current maximum sugar production capacity is 5,900 metric tons per day, which in a season of 5,000 hours of milling, results in an annual maximum production capacity of approximately 1.2 million metric tons of sugar. We produce two types of sugar: very high polarity ("VHP") raw sugar and white crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract, and is sold almost exclusively for export. Crystal sugar is a non-refined white sugar and is principally sold domestically in Brazil.

        Ethanol—Our current maximum ethanol production capacity is 6,200 cubic meters per day, which in a season of 5,000 hours of milling, results in an annual maximum production capacity of over 1.3 million cubic meters of ethanol. We produce and sell two types of ethanol: hydrous and anhydrous. Hydrous ethanol is consumed directly as a transport fuel, while anhydrous ethanol is blended with gasoline in transport fuels.

        Electricity—We generate electricity from burning sugarcane bagasse in our mills. As of December 31, 2016, our total installed cogeneration capacity was approximately 322 megawatts, with approximately 131 megawatts available for resale to third parties after supplying our mills' energy requirements, representing approximately 596,000 megawatt hours of electricity available for resale.

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

        Other—We have a minority investment in a U.S. corn based ethanol production facility and a 50% interest in a joint venture that produces corn based ethanol in Argentina. We have a 49.9% interest in a joint venture with TerraVia Holdings, Inc. (formerly Solazyme, Inc.) for the development and production of value added oils and feed ingredients, which uses sugar supplied by one of our mills as a raw material.

        Competition—We compete with other sugar and ethanol producers in Brazil and internationally, and in the global market with beet sugar processors, producers of other sweeteners and other biofuels producers. The industry is highly competitive, with raw material procurement, cost structure, selling price and distribution capabilities being important competitive factors. Our major competitors in Brazil include Cosan Limited/Raizen, São Martinho S.A., Biosev (Louis Dreyfus) and ED&F Man. Our major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos Group, Sucden Group and COFCO.

Fertilizer

        Overview—Through our operations in Argentina, we produce, blend and distribute a range of NPK fertilizers, including phosphate-based liquid and solid nitrogen fertilizers. NPK refers to nitrogen (N), phosphate (P) and potassium (K), the main components of chemical fertilizers, used for crop production primarily of soybeans, corn and wheat. Our operations in Argentina are closely linked to our grain origination activities as we supply fertilizer to producers who supply us with grain. We also have a 75% controlling interest in a single super phosphate production ("SSP") plant and a strategically located river port facility in Argentina. In Brazil, we supply fertilizer to farmers as part of our grain origination activities, and operate a fertilizer terminal in the Port of Santos.

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

        Competition—Competition is based on a number of factors, including delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, including, in some cases, customer financing terms. Our main competitors in our fertilizer operations in Argentina are ASP (Agrium), YPF, Profertil, Nidera, Yara International and Louis Dreyfus.

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

Research and Development, Innovation, Patents and Licenses

        Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our Food and Ingredients business, we have nine research and development centers globally dedicated to supporting product development and enhancement. Additionally, our global innovation activities involve scouting, developing, buying, selling and/or licensing next generation technologies in food, feed and fuel.

        Our total research and development expenses were $17 million for the year 2016, $16 million for the year 2015 and $20 million for the year 2014. As of December 31, 2016, our research and development organization consisted of 119 employees worldwide.

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

Government Regulation

        We are subject to a variety of laws in each of the countries in which we operate which govern various aspects of our business, including the processing, handling, storage, transport and sale of our products; risk management activities; land-use and ownership of land, including laws regulating the acquisition or leasing of rural properties by certain entities and individuals; and environmental, health and safety matters. To operate our facilities, we must obtain and maintain numerous permits, licenses and approvals from governmental agencies and our facilities are subject to periodic inspection by governmental agencies. In addition, we are subject to other laws and government policies affecting the food and agriculture industries, including food and feed safety, nutritional and labeling requirements and food security policies. From time-to-time, agricultural production shortfalls in certain regions and growing demand for agricultural commodities for feed, food and fuel use have caused prices for relevant agricultural commodities to rise. High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to assure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets.

        Many countries globally are using and producing biofuels as alternatives to traditional fossil fuels. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed or canola and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in the last decade in response to both periods of high fossil fuel prices and to government incentives for the production of biofuels offered in many countries, including the United States, Brazil, Argentina and many European countries. Furthermore, in several countries, governmental authorities are mandating biofuels use in transport fuel at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuels industry and related legislation.

Environmental Matters and Sustainability

        We incorporate a commitment to sustainability into many of the areas of our business; from how we plan and develop our strategic goals and operate our facilities, to how we do business with our suppliers and customers and engage with our communities. Our philosophy is to "Act, Conserve and Engage" and our efforts include policies and initiatives to reduce deforestation, conserve resources in our operations and engage across our sector to address the sustainability challenges in the agribusiness and food value chain.

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

        Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions or policies related to national emission reduction plans. It is difficult to assess the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2016.

Employees

        As of December 31, 2016, we had approximately 32,000 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.

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

Executive Officers and Key Employees of the Company

        Set forth below is certain information concerning the executive officers and key employees of the company.

Name	Position
Soren Schroder	Chief Executive Officer
Todd Bastean	Chief Executive Officer, Bunge North America
Thomas Boehlert	Executive Vice President—Chief Financial Officer
Deborah Borg	Executive Vice President—Chief Human Resources Officer
Gordon Hardie	Managing Director, Food & Ingredients
Enrique Humanes	Chief Executive Officer, Bunge Southern Cone
Tommy Jensen	Chief Executive Officer, Bunge Europe, Middle East & Africa
David Kabbes	General Counsel and Managing Director, Corporate Affairs
Pierre Mauger	Chief Development Officer
Raul Padilla	Chief Executive Officer, Bunge Brazil and Managing Director, Sugar & Bioenergy
Brian Thomsen	Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines

        Soren Schroder, 55—Mr. Schroder has been our Chief Executive Officer since June 1, 2013. Prior to his current position, he was the Chief Executive Officer of Bunge North America since April 2010. Previously, he served as Vice President of Agribusiness for Bunge Europe since June 2006 and in a variety of agribusiness leadership roles at the company in the United States and Europe since joining Bunge in 2000. Prior to joining Bunge, he worked for over 15 years at Continental Grain and Cargill. Mr. Schroder is a member of Rabobank International's North American Agribusiness Advisory Board. He holds a bachelor's degree in Economics from Connecticut College.

        Todd Bastean, 50—Mr. Bastean became Chief Executive Officer, Bunge North America, in June 2013. He started his career at Bunge in 1994 and became Chief Financial Officer of Bunge North America in 2010. Before assuming that role, he served as Vice President and General Manager of Bunge North America's Milling and Biofuels business units, and as Vice President and Chief Administrative Officer of its Grain and Milling business units. He also held positions in strategic planning and auditing. Prior to joining Bunge, he worked for KPMG Peat Marwick. Mr. Bastean holds a B.S. in Accounting from Western Illinois University.

        Thomas Boehlert, 57—Mr. Boehlert assumed the role of Chief Financial Officer on January 1, 2017. Previously, he was Chief Executive Officer, President and a Director of First Nickel Inc. from 2011 to 2015. First Nickel entered Canadian receivership in August 2015. Prior to that, he was Chief Financial Officer for Kinross Gold Corporation from 2006 to 2011 and served as Chief Financial Officer for several energy companies, including Texas Genco, Direct Energy and Sithe Energies, Inc. Previously, Mr. Boehlert spent 14 years in banking with Credit Suisse, where his focus was on the electric power, natural resources and infrastructure sectors, and where he built and headed the firm's London-based project finance business covering Europe, Africa and the Middle East. He started his career as an auditor at a KPMG predecessor firm in 1983. Mr. Boehlert is a Certified Public

Accountant and holds a B.A. in Accounting from Indiana University and an M.B.A. in Finance from New York University.

        Deborah Borg, 40—Ms. Borg assumed the role of Chief Human Resources Officer in January 2016. She joined Bunge from Dow Chemical, where she served as President Dow USA, a role in which she was responsible for regional business strategy and external relationships with customers, government organizations and joint venture partners. She started her career at Dow in 2000 as Human Resources Manager for Australia / New Zealand, and went on to hold regional and business HR roles in Asia, Europe and North America. She also served as Global HR Director, Marketing and Sales, and led the Human Capital Planning and Development function for Dow focusing on talent acquisition, retention, diversity and development. Previously, Ms. Borg served in HR and talent development roles with General Motors Australia. She holds a Bachelor of Business Management in Human Resources and a Master in Training and Change Management from Victoria University, Australia.

        Gordon Hardie, 53—Mr. Hardie has served as Managing Director, Food & Ingredients since July 2011. Prior to joining Bunge, Mr. Hardie founded Morningside Partners, a corporate strategy and M&A advisory firm focused on the food and beverage industries in 2009. Prior to that, from 2003 to 2009, he led the Fresh Baking Division of Goodman Fielder Ltd, the leading producer of bakery brands in Australia and New Zealand, and held leadership roles at companies in a variety of international markets, including as Group General Manager, Marketing at Southcorp Wines; Vice President, Asia-Pacific, Middle East and Africa at Fosters Group International; and Regional Director, Americas & Asia-Pacific at Pernod Ricard. He holds a Bachelor's degree in European Language and Psychology from the National University of Ireland, University College Cork and an M.B.A. from the University College Dublin, Michael Smurfit Graduate School of Business.

        Enrique Humanes, 57—Mr. Humanes has served as Chief Executive Officer of Bunge Argentina since February 2011 and previously served as interim Chief Executive Officer of Bunge Argentina since July 2010. He started his career at the company in 2000 as the Operations Director of Bunge Argentina. Prior to joining Bunge, he served in industrial roles at Unilever and Dow Chemical. He holds an undergraduate degree in chemical engineering from the Technology University of Rosario, a postgraduate degree in Process Management Administration from Rice University and an M.B.A. from IDEA in Argentina.

        Tommy Jensen, 55—Mr. Jensen has served as Chief Executive Officer of Bunge Europe, Middle East and Africa ("Bunge EMEA") since May 2012 and previously served as Bunge EMEA's Chief Operating Officer, Vice President, Northern and Central Europe and Managing Director, Poland. Prior to joining Bunge in 2003, he held leadership positions at Animex S.A. in Poland, a subsidiary of Smithfield Foods, Continental Grain in Poland and Germany, and Jyske Bank A/S in Denmark. He has a Bachelor's degree in Finance from Aarhus School of Business at Aarhus University, Denmark, and has completed the Advanced Management Program at Harvard Business School.

        David Kabbes, 54—Mr. Kabbes became General Counsel and Managing Director, Corporate Affairs in February 2015 after serving as Senior Vice President, Corporate and Legal Affairs for Bunge North America since 2000, where he oversaw the legal, government and industry affairs, communications, foreign trade support and environmental functions. Prior to joining Bunge in 2000, he was Executive Vice President, Secretary and General Counsel at Purina Mills, a corporate attorney at Koch Industries, Inc., a partner at Schiff Hardin & Waite and an associate at Thompson Coburn. He received a bachelor's degree in business from Quincy University and a law degree from the University of Illinois.

        Pierre Mauger, 44—Mr. Mauger has served as Chief Development Officer since September 2013. Prior to joining Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013, overseeing client relationships with leading global companies in the commodity processing and trading, agrochemicals and fertilizer sectors, as well as with governments. Prior to that, he served as a partner in the firm's consumer goods practice. He joined McKinsey as an associate in 2000. Mr. Mauger previously worked as an auditor at Nestlé and KPMG. He holds a B.Sc. in Economics and Business Finance from Brunel University in the United Kingdom and an M.B.A. from INSEAD.

        Raul Padilla, 61—Mr. Padilla became Chief Executive Officer of Bunge Brazil in May 2014. He has also served as Managing Director, Sugar and Bioenergy, since September 2014. Prior to that, he served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since July 2010. Prior to that, he was Chief Executive Officer of Bunge Argentina since 1999, having joined the company in 1997 as Commercial Director. Mr. Padilla has over 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.

        Brian Thomsen, 50—Mr. Thomsen became Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines in May 2014. Previously, he served as Managing Director, Global Grains and Oilseeds Product Lines. He joined the company in 2004 as Director, Grains Product Line. Prior to Bunge, Mr. Thomsen was Managing Director, Dry Commodity Trading at Nidera, and previously served in global trading and management roles at Cargill. He started his career in 1988 at Aarhus Oil, a Danish crush and refining company, and is a graduate of the International Academy of Business in Aarhus, Denmark.

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

        Additionally, weak global economic conditions and adverse conditions in global financial and capital markets, including constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties, which in turn may negatively impact our financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for more information.

        For example, after a period of accelerated economic expansion, Brazil's economic growth rates began to decline over the past four years, with the country experiencing recessions in 2015 and 2016, while facing increasing inflation. Weak macroeconomic conditions in Brazil are expected to continue into 2017. At the same time, ongoing, high profile political corruption scandals have led to criminal charges being filed against various prominent business and political figures in Brazil, and proceedings regarding the violation of federal budget laws resulted in the impeachment of former Brazilian President Dilma Rousseff. The weakened economic and political situation and outlook in Brazil has adversely affected consumer confidence levels and spending, which has led to significantly reduced demand for products in our Food and Ingredients businesses in the country. The timing of any economic improvement is uncertain, and there can be no assurance that economic and political conditions will not deteriorate further in the near term. Additionally, a slowdown in China's economy over a prolonged period could lead to reduced demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.

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

        These risks could adversely affect our operations, business strategies and operating results. Additionally, recent events, including the 2016 U.S. presidential election and potential future changes in U.S. and global trade policies are creating a level of uncertainty for multinational companies. As we continue to operate and expand our business globally, our success will depend, in part, on our ability to anticipate, respond to and effectively manage these and other changes and risks.

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

        We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims and recalls and government regulation, regarding matters such as food and feed safety, nutritional standards and genetically modified organisms. We are also subject to shifts in customer and consumer preferences and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. These risks could not only adversely affect our business and operating results but also our corporate reputation.

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

        In Brazil, where there are limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. At December 31, 2016 and 2015, respectively, we had approximately $966 million and $847 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

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

        As of December 31, 2016, we had $5,015 million unused and available borrowing capacity under various committed long-term credit facilities and $4,264 million in total debt. Our debt could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        We are continually implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. Initiatives currently in process or implemented in the past several years include the outsourcing of certain administrative activities in several regions, the rationalization of manufacturing operations globally, including the closing of facilities, and the implementation of operational improvement program in our Food and Ingredients businesses. Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities.

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

        Our information technology systems, some of which are dependent on services provided by third parties, provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance information and other information and processes necessary to operate and manage our business. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. While we have implemented security measures and disaster recovery plans designed to protect the security and continuity of our networks and critical systems, these measures may not adequately prevent adverse events such as breaches or failures from occurring or mitigate their severity if they do occur. If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations, as well as significant costs and lost business opportunities until they are remediated. We may also be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, potential regulatory penalties and damage to our reputation. These impacts may adversely impact our business, results of operations and financial condition, as well as our competitive position.

Changes in tax laws or exposure to additional tax liabilities could have a material impact on our financial condition and results of operations

        We are subject to income taxes as well as non-income taxes in various jurisdictions throughout the world. Tax authorities may disagree with certain positions we have taken and assess additional taxes, along with interest and penalties. We regularly assess the likely outcomes of these audits in order to assess the appropriateness of our tax assets and liabilities. However, the calculation of such liabilities involves significant judgment in the interpretation of complex tax regulations in many jurisdictions. Therefore, any dispute with a taxing authority may result in a payment or outcome that is significantly different from current estimates. There can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition in the periods in which they are recognized.

        Additionally, changes in tax laws could materially impact our tax rate and the monetization of recoverable tax assets (indirect tax credits). For example, various proposals involving U.S. corporate tax reform could have a material impact on our financial condition and results of operations. The recent efforts in corporate tax transparency by the Organization of Economic Cooperation and Development ("OECD") resulting in additional mandated disclosures will likely cause additional scrutiny on the Company's tax positions and potentially increased tax liabilities.

Risks Relating to Our Common Shares

We are a Bermuda company, and it may be difficult to enforce judgments against us and our directors and executive officers.

        We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bye-laws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies or corporations incorporated in other jurisdictions, including the United States. Several of our directors and some of our officers are non-residents of the United States, and a substantial portion of our assets and the assets of those directors and officers are located outside the United States. As a result, it may be difficult to effect service of process on those persons in the United States or to enforce in the U.S. judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following tables provide information on our principal operating facilities as of December 31, 2016.

Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	146,236	17,354,480
Food and Ingredients	101,213	1,932,970
Sugar and Bioenergy	112,493	806,521
Fertilizer	16,004	995,133

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	104,972	6,666,770
South America	192,999	10,797,758
Europe	50,246	2,667,311
Asia-Pacific	27,729	957,265

  Agribusiness

        In our Agribusiness segment, we have 174 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 49 oilseed processing plants globally. We have 56 merchandising and distribution offices throughout the world.

  Food and Ingredients

        In our Food and Ingredients businesses, we have 105 refining, packaging and milling facilities throughout the world. In addition, to facilitate distribution in Brazil, we operate 20 distribution centers.

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

        For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Notes 13 and 20 to our consolidated financial statements included as part of this Annual Report on Form 10-K. Additionally, we are a party to a large number of labor and civil claims relating to our Brazilian operations. We have reserved an aggregate of $76 million and $74 million for labor and civil claims, respectively, as of December 31, 2016. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 93 million Brazilian reais (approximately $28 million as of December 31, 2016) related to a legacy environmental claim in Brazil.

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

(US$)	High	Low
2017
First quarter (to February 17, 2017)	$77.78	$67.81
2016
Fourth quarter	$73.61	$58.64
Third quarter	66.21	57.76
Second quarter	67.77	55.62
First quarter	66.82	47.79
2015
Fourth quarter	$79.41	$61.81
Third quarter	89.86	68.94
Second quarter	92.85	83.16
First quarter	92.31	78.50
(b)
Approximate Number of Holders of Common Stock

        To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2016, we had 139,500,862 common shares outstanding, which were held by approximately 81 registered holders.

(c)
Dividends

        We intend to pay cash dividends to holders of our common shares on a quarterly basis. In addition, holders of our 4.875% cumulative convertible perpetual preference shares are entitled to annual dividends per share in the amount of $4.875 per year payable quarterly, when, as and if declared by the Board of Directors in accordance with the terms of these shares. Any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our Board of Directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.

        Under Bermuda law, a company's board of directors may not declare or pay dividends from time to time if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than of its liabilities. Under our bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our Board of Directors, subject to any preferred dividend right of the holders of any preference shares. There are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares.

        We paid quarterly dividends on our common shares of $0.38 per share in the first two quarters of 2016 and $0.42 per share in the last two quarters of 2016. We paid quarterly dividends on our common shares of $0.34 per share in the first two quarters of 2015 and $0.38 per share in the last two quarters of 2015. We have declared a regular quarterly cash dividend of $0.42 per share payable on March 2, 2017 to shareholders of record on February 16, 2017.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth certain information, as of December 31, 2016, with respect to our equity compensation plans.

					(c)
	(a)		(b)
					Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights
Equity compensation plans approved by shareholders(1)	7,498,109	(2)	$69.35	(3)	5,880,219	(4)
Equity compensation plans not approved by shareholders(5)	12,664	(6)		(7)		(8)

Total	7,510,773		$69.35		5,880,219

(1)
Includes our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, Equity Incentive Plan, Non-Employee Directors' Equity Incentive Plan and 2007 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 5,940,719 common shares, performance-based restricted stock unit awards outstanding as to 1,495,824 common shares and 4,025 vested and deferred restricted stock units outstanding (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our 2009 Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 9,100 common shares under our 2016 Equity Incentive Plan and 24,028 and 24,413 unvested restricted stock units under our 2007 Non-Employee Directors' Equity Incentive Plan and 2016 Equity Incentive Plan, respectively. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

(3)
Calculated based on non-statutory stock options outstanding under our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, Equity Incentive Plan and our Non-Employee Directors' Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit and performance-based restricted stock unit awards under the 2016 Equity Incentive Plan, 2009 Equity Incentive Plan and restricted and deferred restricted stock unit awards under the 2007 Non-Employee Directors' Equity Incentive Plan.

(4)
Includes dividend equivalents payable in common shares. Shares available under our 2016 Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our 2016 Equity Incentive Plan provides that the maximum number of common shares issuable under the plan is 5,800,000, subject to adjustment in accordance with the terms of the plan. This number also includes shares available for future issuance under our 2007 Non-Employee Directors' Equity Incentive Plan. Our 2007 Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 600,000, subject to adjustment in accordance with the terms of the plan. No additional awards may be granted under the Equity Incentive Plan and the Non-Employee Directors' Equity Incentive Plan.

(5)
Includes our Non-Employee Directors' Deferred Compensation Plan.

(6)
Includes rights to acquire 12,664 common shares under our Non-Employee Directors' Deferred Compensation Plan pursuant to elections by our non-employee directors.

(7)
Not applicable.

(8)
Our Non-Employee Directors' Deferred Compensation Plan does not have an explicit share limit.
(e)
Performance Graph

        The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2011 through the quarter ended December 31, 2016. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

Comparison of 5 Year Cumulative Total Return

(f)
Purchases of Equity Securities by Registrant and Affiliated Purchasers

        In May 2015, we established a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the fourth quarter ended December 31, 2016. Bunge repurchased 3,296,230 common shares for the twelve months ended December 31, 2016 under this program for $200 million. Total repurchases under the program from its inception in May 2015 through December 31, 2016 were 4,707,440 shares for $300 million. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

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

        Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected historical financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited consolidated financial statements and related notes. Activities of the Fertilizer segment reported in continuing operations include our port operations in Brazil, our fertilizer production operations in Argentina and our 50% equity interest in the Morocco joint venture through the date of its sale.

	Year Ended December 31,
(US$ in millions)	2016	2015	2014	2013	2012
Consolidated Statements of Income Data:
Net sales	$42,679	$43,455	$57,161	$61,347	$60,991
Cost of goods sold	(40,269)	(40,762)	(54,540)	(58,587)	(58,418)

Gross profit	2,410	2,693	2,621	2,760	2,573
Selling, general and administrative expenses	(1,286)	(1,435)	(1,691)	(1,559)	(1,563)
Interest income	51	43	87	76	53
Interest expense	(234)	(258)	(347)	(363)	(294)
Foreign exchange gains (losses)	(8)	(8)	47	53	88
Other income (expense)—net	12	(18)	17	44	(92)
Gain on disposition of equity interests and sale of assets	122	47	—	3	85
Equity investment impairments	(59)	—	—	—	—
Goodwill and intangible impairments	(12)	(13)	—	—	(514)
Gain on acquisition of controlling interest	—	—	—	—	36

Income from continuing operations before income tax	996	1,051	734	1,014	372
Income tax (expense) benefit	(220)	(296)	(249)	(904)	6

Income from continuing operations	776	755	485	110	378
Income (loss) from discontinued operations, net of tax	(9)	35	32	97	(342)

Net income	767	790	517	207	36
Net loss (income) attributable to noncontrolling interests	(22)	1	(2)	99	28

Net income attributable to Bunge	745	791	515	306	64
Convertible preference share dividends and other obligations	(36)	(53)	(48)	(76)	(36)

Net income available to Bunge common shareholders	$709	$738	$467	$230	$28

	Year ended December 31,
(US$, except outstanding share data)	2016	2015	2014	2013	2012
Per Share Data:
Earnings per common share—basic(1)
Net income (loss) from continuing operations	$5.13	$4.90	$2.98	$0.91	$2.53
Net income (loss) from discontinued operations	(0.06)	0.24	0.22	0.66	(2.34)

Net income (loss) to Bunge common shareholders	$5.07	$5.14	$3.20	$1.57	$0.19

Earnings per common share—diluted(2)
Net income (loss) from continuing operations	$5.07	$4.84	$2.96	$0.90	$2.51
Net income (loss) from discontinued operations	(0.06)	0.23	0.21	0.65	(2.32)

Net income (loss) to Bunge common shareholders	$5.01	$5.07	$3.17	$1.55	$0.19

Cash dividends declared per common share	$1.64	$1.48	$1.32	$1.17	$1.06

Weighted-average common shares outstanding—basic	139,845,124	143,671,546	146,209,508	147,204,082	146,000,541
Weighted-average common shares outstanding—diluted(2)	148,226,475	152,238,967	147,230,778	148,257,309	147,135,486

	Year Ended December 31,
(US$ in millions)	2016	2015	2014	2013	2012
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$1,904	$610	$1,399	$2,225	$(457)
Cash provided by (used for) investing activities	(926)	(802)	(685)	(429)	(967)
Cash provided by (used for) financing activities	(488)	360	(1,058)	(1,565)	1,206

	December 31,
(US$ in millions)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$934	$411	$362	$742	$569
Inventories(3)	4,773	4,466	5,554	5,796	6,590
Working capital(4)	3,408	3,576	4,377	5,237	5,703
Total assets	19,188	17,914	21,425	26,771	27,266
Short-term debt, including current portion of long-term debt	1,195	1,517	1,002	1,465	2,317
Long-term debt	3,069	2,926	2,848	3,169	3,518
Convertible perpetual preference shares(2)	690	690	690	690	690
Common shares and additional paid-in-capital	5,144	5,106	5,054	4,968	4,910
Total equity	$7,343	$6,652	$8,690	$10,088	$11,255

	Year ended December 31,
(in millions of metric tons)	2016	2015	2014	2013	2012
Other Data:
Volumes:
Agribusiness	134.6	134.1	138.7	137.4	132.8
Edible Oil Products	7.0	6.8	6.9	7.0	6.7
Milling Products	4.5	4.2	4.5	4.0	4.3
Total Food and Ingredients	11.5	11.0	11.4	11.0	11.0
Sugar and Bioenergy	8.8	10.4	9.7	10.3	8.6
Fertilizer	1.3	1.0	1.1	1.0	1.0

(1)
Earnings per common share-basic is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.

(2)
Bunge has 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.1507 Bunge Limited common shares (7,939,830 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.

(3)
Included in inventories were readily marketable inventories of $3,855 million, $3,666 million, $4,409 million, $4,600 million, $5,306 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively. Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Working capital is calculated as current assets less current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with "Cautionary Statement Regarding Forward Looking Statements" and our combined consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.

Non-U.S. GAAP Financial Measures

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

  Agribusiness

        In the Agribusiness segment, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our oilseed processing operations is also impacted by volumes procured, processed and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting and selling decisions, plant diseases, governmental policies and agricultural sector economic conditions. Reported volumes in this segment primarily reflect (i) grains and oilseeds originated from farmers, cooperatives or other aggregators and from which "origination margins" are earned; (ii) oilseeds processed in our oilseed processing facilities and from which "crushing margins" are earned—representing the margin from the industrial separation of the oilseed into its protein meal and vegetable oil components, both of which are separate commodity products; and (iii) third party sales of grains, oilseeds and related commodity products merchandised through our distribution businesses and from which "distribution margins" are earned. The foregoing sub-segment volumes may overlap as they produce separate margin capture opportunities. For example, oilseeds procured in our South American grain origination activities may be processed in our oilseed processing facilities in Asia-Pacific and will be reflected at both points within the segment. As such, these reported volumes do not represent solely volumes of net sales to third-parties, but rather where margin is earned, appropriately reflecting their contribution to our global network's capacity utilization and profitability.

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

  Food and Ingredients

        In the Food and Ingredients business, which consists of our Edible Oil Products and Milling Products segments, our operating results are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita incomes, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the Edible Oil Products and Milling Products segments are largely sourced at market prices from our Agribusiness segment. Reported volumes in these segments reflect third-party sales of our finished products and, as such, include the sales of products derived from raw materials sourced from the Agribusiness segment as well as from third-parties. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.

  Sugar and Bioenergy

        The Sugar and Bioenergy segment is an integrated business which primarily includes the procurement and growing of sugarcane and the production of sugar, ethanol and electricity in our eight mills in Brazil, global sugar trading and merchandising activities and investment interests in affiliates.

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

        In addition to these industry related factors which impact our business areas, our results of operations in all business areas and segments are affected by the following factors:

  Foreign Currency Exchange Rates

        Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is their local currency, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (quarter and year-to-date) and also affect comparisons between those reported periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss). Included in accumulated other comprehensive income for the years ended December 31, 2016, 2015, and 2014 were foreign exchange net translation gains (losses) of $709 million, $(2,546) million, and $(1,411) million, respectively, resulting from the translation of our foreign subsidiaries' assets and liabilities.

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

Results of Operations

  2016 Overview

        Net income attributable to Bunge for 2016 decreased by $46 million to $745 million compared to $791 million for 2015. This decrease in net income was driven by a decline in Total Segment EBIT of $105 million, as discussed below, and lower results in discontinued operations of $44 million is primarily due to the impact of cumulative translation adjustments, partially offset by lower income tax expense of $76 million and lower net interest costs of $32 million. Income tax expense in 2016 included net tax benefits of $34 million that resulted primarily from refund claims in North America and the release of deferred income tax valuation allowances in Brazil, partially offset by unrecognized tax benefits in Asia-Pacific. Interest expense in 2016 included a $26 million reversal of interest recorded in previous years.

        Total segment EBIT of $1,143 million in 2016 decreased from $1,248 million in 2015. EBIT for 2016 included $120 million of gains on the disposition of equity interests of port and transshipment operations in Brazil and oilseed crush operations in Vietnam and a $14 million gain related to a wheat export tax contingency settlement in Brazil. In addition, 2016 EBIT included impairment charges of $44 million and $15 million of equity investments in Brazil and Asia-Pacific, respectively, impairment charges of $12 million of intangible assets, $9 million of asset impairment charges in our fertilizer operations in Argentina, an $8 million provision for long-term receivables in Brazil and $3 million of restructuring charges in our industrial sugar operations in Brazil. EBIT for 2015 includes a $47 million gain on the sale of certain grain assets in Canada to G3 Canada Limited (formerly the Canadian Wheat Board) and a $30 million reversal of an export tax contingency in Argentina. In addition 2015 EBIT includes a $13 million goodwill impairment charge in our Brazilian tomato products business, impairment charges in our equity method investment in a freight shipping company of $14 million and a $15 million impairment charge as a result of the announced closure of a packaged oil plant in the United States, as well as a $9 million charge for administrative tax assessment fees related to export activities in our Argentine subsidiary.

        Agribusiness segment EBIT of $875 million for 2016 was $233 million lower compared to $1,108 million in 2015. The primary drivers of this decrease included weaker crush margins in our soy processing operations and lower grain origination results in Brazil due to weaker farmer selling compared to a strong performance in 2015. In addition, our risk management activities contributed to a lesser extent to our results in 2016 as compared to 2015. Foreign exchange results were losses of $7 million in 2016 as compared to gains of $67 million in 2015. The decrease in EBIT in 2016 was partly offset by a reduction of SG&A expenses and improved results in certain of our non-consolidated equity investments in Brazil and Asia.

        Edible Oil Products segment EBIT was $112 million in 2016 compared to $59 million in 2015. Gross profit increased $35 million driven by higher volumes and stronger margins. In Brazil, results improved due to higher market share for packaged oils products, in Canada demand for refined oil showed strong growth, and in India, both volumes and margins improved. Gross profit was adversely impacted by weaker results in our margarines business in Europe. SG&A expense was lower in the year ended December 31, 2016 compared to the same period a year ago, driven by cost-cutting and efficiency initiatives. In 2015, results included impairment charges related to goodwill in our Brazil tomato products business and the closure of an oil packaging facility in the United States.

        Milling Products segment EBIT increased by $28 million to $131 million in 2016 from $103 million in 2015, primarily driven by higher volumes and margins in Brazil and the contribution to results by Moinho Pacifico, a wheat mill in Brazil, which we acquired in the fourth quarter of 2015. Gross profit in Mexico was lower resulting from reduced volumes. In 2016, we recovered $14 million of wheat import taxes in Brazil that we have paid in prior years.

        Sugar and Bioenergy segment EBIT in 2016 was a loss of $4 million compared to a loss of $27 million in 2015. The improved results were primarily driven by higher sugar and Brazilian ethanol prices, operational improvements in our industrial operations and foreign exchange gains, partly offset by lower volumes and increased local currency costs in Brazil driven by inflation. In 2016, we recorded $44 million of impairment charges in our equity method investment for the development and production of value added oils and feed ingredients in Brazil, $8 million to provision for certain long-term receivables in Brazil and $3 million for restructuring charges in our sugar milling business.

        Fertilizer segment EBIT increased to $29 million in 2016 compared to $5 million in 2015. In 2016 gross profit increased as a result of higher volumes and margins in Argentina, as demand from farmers increased due to larger crop areas. In addition, in 2016 we recorded the reversal of a natural gas tariff contingency from prior years totaling $11 million. Results in 2015 were impacted due to a strike in one of our plants.

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

        A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Volume (in thousands of metric tons):
Agribusiness	134,605	134,136	138,690
Edible Oil Products	6,989	6,831	6,845
Milling Products	4,498	4,199	4,514
Sugar and Bioenergy	8,847	10,440	9,678
Fertilizer	1,272	979	1,090
Net sales:
Agribusiness	$30,061	$31,267	$42,109
Edible Oil Products	6,859	6,698	7,972
Milling Products	1,647	1,609	2,064
Sugar and Bioenergy	3,709	3,495	4,542
Fertilizer	403	386	474

Total	$42,679	$43,455	$57,161

Cost of goods sold:
Agribusiness	$(28,571)	$(29,409)	$(40,367)
Edible Oil Products	(6,420)	(6,294)	(7,424)
Milling Products	(1,378)	(1,372)	(1,753)
Sugar and Bioenergy	(3,550)	(3,331)	(4,583)
Fertilizer	(350)	(356)	(413)

Total	$(40,269)	$(40,762)	$(54,540)

Gross profit (loss):
Agribusiness	$1,490	$1,858	$1,742
Edible Oil Products	439	404	548
Milling Products	269	237	311
Sugar and Bioenergy	159	164	(41)
Fertilizer	53	30	61

Total	$2,410	$2,693	$2,621

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Selling, general & administrative expenses:
Agribusiness	$(706)	$(851)	$(875)
Edible Oil Products	(320)	(328)	(482)
Milling Products	(127)	(123)	(168)
Sugar and Bioenergy	(112)	(109)	(156)
Fertilizer	(21)	(24)	(10)

Total	$(1,286)	$(1,435)	$(1,691)

Foreign exchange gain (loss):
Agribusiness	$(7)	$67	$39
Edible Oil Products	(1)	—	(4)
Milling Products	(7)	(8)	(8)
Sugar and Bioenergy	9	(68)	19
Fertilizer	(2)	1	1

Total	$(8)	$(8)	$47

Noncontrolling interests:
Agribusiness	$(21)	$(9)	$(23)
Edible Oil Products	(13)	(8)	(9)
Milling Products	—	—	—
Sugar and Bioenergy	—	—	(1)
Fertilizer	(2)	(1)	(5)

Total	$(36)	$(18)	$(38)

Other income (expense):
Agribusiness	$24	$(3)	$8
Edible Oil Products	7	4	5
Milling Products	(4)	(3)	(4)
Sugar and Bioenergy	(16)	(15)	10
Fertilizer	1	(1)	(2)

Total	$12	$(18)	$17

Gain on disposition of equity interests and sale of assets—Agribusiness	$122	$47	$—

Equity investment impairment—Agribusiness	$(15)	$—	$—

Intangible asset impairment—Agribusiness	$(12)	$—	$—

Goodwill impairment—Edible Oil Products	$—	$(13)	$—

Equity investment impairment—Sugar and Bioenergy	$(44)	$—	$—

Segment EBIT(1)
Agribusiness	$875	$1,108	$890
Edible Oil Products	112	59	58
Milling Products	131	103	131
Sugar and Bioenergy	(4)	(27)	(168)
Fertilizer	29	5	45

Total	$1,143	$1,248	$956

Depreciation, depletion and amortization:
Agribusiness	$(236)	$(234)	$(240)
Edible Oil Products	(94)	(90)	(96)
Milling Products	(62)	(46)	(47)
Sugar and Bioenergy	(143)	(160)	(208)

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Fertilizer	(12)	(15)	(16)

Total	$(547)	$(545)	$(607)

Net income attributable to Bunge	$745	$791	$515

(1)
We refer to our earnings before interest and taxes as "Segment EBIT". Total Segment EBIT is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Bunge's management believes segment EBIT is a useful measure of its segments' operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge's industries. Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

        A reconciliation of net income attributable to Bunge to Total segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Net income attributable to Bunge	$745	$791	$515
Interest income	(51)	(43)	(87)
Interest expense	234	258	347
Income tax expense	220	296	249
(Income) loss from discontinued operations	9	(35)	(32)
Noncontrolling interests' share of interest and tax	(14)	(19)	(36)

Total segment EBIT	$1,143	$1,248	$956

  2016 Compared to 2015

        Net Income Attributable to Bunge—For the year ended December 31, 2016, net income attributable to Bunge of $745 million represents a decrease of $46 million from $791 million in 2015. This decline resulted primarily from a decrease in Total Segment EBIT of $105 million and reduced income from discontinued operations of $44 million, partially offset by lower income tax expenses of $76 million, lower net interest expense of $24 million and higher interest income of $8 million. Agribusiness Segment EBIT decreased by $233 million primarily due to lower gross profit driven by weaker results in our oilseed processing and grain origination businesses, trading and distribution activities and risk management contributions that were lower than the same period last year, partially offset by lower industrial and SG&A expenses. Results in 2016 benefitted from $120 million of gains on the disposition of equity interests of port and transshipment operations in Brazil and an oilseed crush facility in Vietnam and 2015 results included a $47 million gain on the sale of grain assets in Canada. The Agribusiness Segment EBIT decline was partially offset by an increase in EBIT across all other segments. Edible Oil Products Segment EBIT improved $53 million primarily due to improved results in Brazil and lower SG&A expense. Milling Products Segment EBIT improved $28 million primarily driven by increased gross profit in Brazil from stronger demand for flour in the food service industry, the contribution to results from a wheat mill acquired in the fourth quarter of 2015 and a recovery of $14 million in Brazilian wheat import taxes paid in prior years. Sugar and Bioenergy Segment EBIT improved $23 million primarily due to foreign exchange gains, partly offset by restructuring and impairment charges. Fertilizer Segment EBIT improved $24 million primarily due to increased gross profit because of higher fertilizer sales in Argentina driven by higher fertilizer usage by farmers and the reversal of a gas tariff contingency from prior years totaling $11 million. Income tax expense decreased $76 million due to the effect of reduced taxable income and a lower effective tax rate in 2016 primarily due to geographical earnings mix and the net positive impact of certain income tax benefits and charges. Interest expense included the $26 million reversal of interest recorded in previous years in Brazil and Argentina. Discontinued operations results declined $44 million primarily driven by the translation impact of a stronger Brazilian real relative to the U.S. dollar in 2016.

        Income Tax Expense—In the year ended December 31, 2016, income tax expense was $220 million compared to $296 million in 2015. The effective tax rate in 2016 was 22% compared to 28% in 2015. The lower effective tax rate in 2016 was primarily due to the favorable impact of refund claims in North America and Europe, along with favorable geographical earnings mix.

        Agribusiness Segment—Agribusiness segment net sales decreased 4% to $30.1 billion in 2016 compared to $31.3 billion in 2015, with volumes being essentially flat. Volumes were lower in Brazil driven by reduced farmer selling and a reduced corn crop due to drought. In Asia, volumes were lower in our oilseed processing businesses driven by weaker margins and in our trading and distribution businesses. These decreases were partially offset by higher volumes in grain origination in North America and Europe, which benefitted from larger crops and in Argentina as a result of normalized commercialization following the elimination on grain export taxes and the devaluation of the Argentine peso in December 2015.

        Cost of goods sold decreased by 3% to $28.6 billion in 2016, compared with $29.4 billion last year in line with the reductions in net sales noted above. In addition, lower industrial costs due to the relative weakening of most currencies to the U.S. dollar and certain insurance recovery benefits contributed to lower cost of goods sold in the year ended December 31, 2016 when compared to the same period last year.

        Gross profit decreased 20% to $1,490 million, from $1,858 million in 2015, primarily driven by lower results in oilseed processing and grain origination and to a lesser extent in our trading and distribution businesses. In oilseeds, soy processing results in the United States, Brazil and Europe declined from a strong performance in 2015 due to lower crush margins. In grain origination, gross profit in Brazil significantly declined from strong performances in the same period last year, primarily due to slower farmer selling and lower margins. In trading and distribution, results declined primarily due to lower contribution from our risk management activities.

        SG&A expenses were $706 million in 2016 compared to $851 million in 2015. This reduction was primarily driven by a reduction in headcount, cost-cutting initiatives, lower bad debt expenses and the result of the conversion of local currency costs into U.S. dollars as a result of the weakening of most global currencies relative to the U.S. dollar, with exception of the Brazilian real, which appreciated in 2016.

        Foreign exchange results in 2016 were a loss of $7 million, compared to gains of $67 million in 2015. These results were related primarily to results on certain currency hedges and the movements in the Brazilian real and Argentine peso.

        Gains on the disposition of grain and oilseed assets were $120 million in 2016. The disposition of a 50% ownership interest in our Terfron port and transshipment terminal in Brazil to Amaggi Exportaçao E Importaçao Ltda. ("Amaggi") resulted in a $92 million gain and $2 million related losses recorded in foreign exchange results. Additionally, the disposition of a 45% interest in our Vietnam crush operations to Wilmar International Limited ("Wilmar") resulted in a gain of $30 million. In 2015, a gain of $47 million was recorded on the sale of Canadian grain assets to G3 Canada Limited (formerly the Canadian Wheat Board).

        Other income (expense)-net was income of $24 million and expense of $3 million for 2016 and 2015, respectively. The improvement in other income (expense)-net was primarily due to improvements in the results of certain non-consolidated equity investments; mostly in our logistics joint ventures in Brazil and in PT Bumiraya Investindo ("BRI"), our palm oil plantation joint venture in Indonesia.

        Impairment and restructuring charges of $27 million in 2016 included an impairment charge of $15 million for BRI and $12 million for intangible assets related to aquaculture and other related patents.

        Noncontrolling interests represent (income) loss attributed to the noncontrolling interest holders in joint venture operations that are consolidated in our financial statements. Noncontrolling interests generated income of $21 million in 2016 compared to income of $9 million in 2015. The increased 2016 income was primarily driven by our oilseed processing activities in Asia-Pacific and Europe partially offset by the deconsolidation of a Brazilian grain terminal, which reported income in 2015.

        Segment EBIT decreased to $875 million in 2016 from $1,108 million in 2015, primarily driven by lower gross profit due to weaker crush margins that drove reduced soy processing results in the United States, Brazil and Spain, weaker softseed processing results in Europe, lower grain origination results in Brazil due to weaker farmer selling compared to a strong performance in 2015, and lower contributions from risk management. Foreign exchange results reduced Segment EBIT by $74 million. The decrease was partially offset by $120 million pre-tax gains on the disposition of equity interests in Brazil and Vietnam and lower SG&A expenses. In 2015, we recorded a pre-tax gain of $47 million on the sale of certain grain assets in Canada.

        Edible Oil Products Segment—Edible oil products segment net sales were $6.9 billion in 2016 compared to $6.7 billion in 2015. These higher sales are primarily due to a volume increase of 2% resulting from a higher market share of packaged oil products in Brazil, refined oils in Canada and the additional net sales derived from our acquisition of a 62.8% equity stake in Walter Rau Neusser in Germany.

        Cost of goods sold increased 2% to $6.4 billion in 2016 from $6.3 billion in 2015. The higher costs were in line with the increase in net sales, as noted above. In 2015, cost of goods sold was negatively impacted by a $15 million impairment charge related to the closure of an edible oils packaging facility in the United States.

        Gross profit increased 9% to $439 million in 2016 from $404 million in 2015. The increase was primarily driven by higher market share for packaged oils products in Brazil, stronger demand for refined oil in Canada and improved volumes and margins in India, partially offset by weaker margins in our margarines business in Europe. In addition, gross profit for 2015 was reduced by the $15 million impairment charge noted above.

        SG&A expenses decreased to $320 million in 2016 from $328 million in 2015, primarily as a result of lower marketing expenses, savings from cost-cutting initiatives and the weakening of most currencies relative to the U.S. dollar, partly offset by the appreciation of the Brazilian real in 2016.

        Goodwill and intangible impairments of $13 million in 2015 represent the full impairment of goodwill in our Brazilian tomato products business.

        Segment EBIT increased by $53 million to $112 million in 2016, compared to $59 million in 2015. Gross profit improved due to increased market share in Brazil packaged oils, improved results in refined oil in Canada and India, and lower SG&A expenses. Additionally, 2015 included impairment charges related to the goodwill of the Brazil tomato products business and the closure of an edible oils packaging facility in the United States.

        Milling Products Segment—Milling products segment net sales increased by 2% to $1,647 million in 2016 from $1,609 million in 2015, primarily from an 8% increase in volumes primarily as a result of our acquisition of the Moinho Pacifico wheat mill in Brazil, which occurred in the fourth quarter of 2015. In addition, sales increased in our rice and corn milling businesses in the United States, partially offset by volume decreases in Mexico. The net volume increase was mostly offset by the weakening of the Mexican peso by 18% against the U.S. dollar and lower selling prices of flour due to lower commodity prices in wheat, our primary raw material.

        Cost of goods sold increased slightly to $1,378 million in 2016 from $1,372 million in 2015, primarily driven by volume increase, partially offset by lower commodity prices in wheat, and net foreign exchange effects on local currency industrial costs, lower energy prices in the United States and a recovery of $14 million in Brazilian wheat import taxes paid in prior years.

        Gross profit improved by $32 million to $269 million in 2016 from $237 million in 2015, primarily from higher volumes and improved unit margins in wheat milling products in Brazil, the incremental gross profit from the acquisition of the Moinho Pacifico wheat mill in Brazil, which occurred in the fourth quarter of 2015 and the recovery of $14 million in Brazilian import taxes paid in prior years. These increases were partially offset by lower gross profit in Mexico as volumes were lower in 2016 compared to 2015.

        SG&A expenses increased to $127 million in 2016 from $123 million in 2015, mainly due to SG&A expenses related to the Moinho Pacifico wheat mill in Brazil, which we acquired in the fourth quarter of 2015. This increase was partially offset by the net translation benefit of the stronger Brazilian real and weaker Mexican peso on the translation of local currency expenses to U.S. dollars as well as benefits from our performance improvement initiatives to contain costs.

        Segment EBIT increased to $131 million in 2016 from $103 million in 2015, primarily as a result of higher gross profit in Brazil due to higher volumes and improved margins, results from the Moinho Pacifico wheat mill, acquired in the fourth quarter of 2015 and a recovery of $14 million in Brazilian wheat import taxes paid in prior years.

        Sugar and Bioenergy Segment—Sugar and Bioenergy segment net sales increased 6% to $3.7 billion in 2016 compared to $3.5 billion in 2015, as a result of higher average market prices of raw sugar and ethanol of 39% and 24%, respectively. The impact on sales of these price increases was partially offset by a decrease in volumes in our industrial operations due to the adverse weather in Brazil that reduced crushing volume and in our global trading and merchandising activities, where higher global sugar prices reduced demand. In addition, sales in our industrial operations in Brazil were lower driven by our commercial decision to carry less inventories into 2016 than we did in the previous year.

        Cost of goods sold increased 7% to $3.6 billion in 2016 compared to $3.3 billion in 2015, in line with the sales increase noted above, primarily due to the increase in sugar and ethanol prices, partially offset by a decline in volumes.

        Gross profit was $159 million in 2016 compared to $164 million in 2015. In 2016, higher sugar and ethanol prices in Brazil were partly offset by lower volumes, which drove per unit increases in sugar and ethanol industrial cost. Gross profit in 2015 benefitted from the classification of currency hedge losses reported separately in foreign exchange gains and losses.

        SG&A expenses were $112 million in 2016, 3% higher compared to $109 million in 2015, driven by increases in local currency costs in Brazil due to higher inflation, partially offset by lower personnel costs from cost-cutting initiative. In addition the appreciation of the Brazilian real, relative to the U.S. dollar resulted in higher expense when converted into U.S. dollar.

        Foreign exchange results in 2016 were gains of $9 million, compared to losses of $68 million in 2015. These results were related primarily to results on certain currency hedges.

        Equity investment impairment charges of $44 million in 2016 included an impairment charge of our equity investment in Solazyme Bunge Renewable Oils ("SB Oils"), our joint venture that operates a commercial-scale algae oils facility adjacent to our Moema sugarcane mill in Brazil.

        Segment EBIT improved by $23 million to a loss of $4 million in 2016, compared to a loss of $27 million in 2015 primarily due to improved results in our industrial operations and foreign exchange gains on certain currency hedges partially offset by impairment of $44 million in SB Oils.

        Fertilizer Segment—Fertilizer segment net sales increased 4% to $403 million in 2016 compared to $386 million in 2015, primarily due to an increase of 30% in volumes from higher nitrogen and phosphate fertilizer usage in Argentina as a result of expanded corn and wheat planting areas. The impact of higher sales was substantially offset by a decrease in global nitrogen, phosphate and single superphosphate prices. In 2015 volumes were impacted by a strike in one of our plants.

        Cost of goods sold was $350 million in 2016, compared to $356 million in 2015 driven by lower industrial costs and lower costs from nitrogen, as we were required to import higher cost nitrogen last year due to the 2015 strike. This was partially offset by an increase in volumes in 2016. In addition, in 2016 we recorded a reversal of a natural gas tariff reserve of $11 million due to a recent Argentine Supreme Court decision finding the tariff invalid. We also recorded a $9 million impairment charge in 2016 on long lived assets related to a fertilizer production line in one of our plants in Argentina.

        Gross profit increased to $53 million in 2016 from $30 million in 2015. The increase was primarily driven by improved gross profit in Argentina resulting from the increased usage of fertilizers by the Argentine farmer from planting a larger crop area, improved fertilizer unit margins and lower product costs. Gross profit in 2015 was impacted by a strike in one of our plants.

        Segment EBIT improved by $24 million to $29 million in 2016 compared to $5 million in 2015, primarily due to improved gross profit driven by higher volumes and margins in Argentina.

        Interest—A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2016	2015
Interest income	$51	$43
Interest expense	(234)	(258)

        Interest income increased by $8 million to $51 million in 2016 compared to $43 million in 2015, primarily due to higher average cash and cash equivalent balances held in certain Brazilian operating entities. Interest expense decreased $24 million to $234 million in 2016 from $258 million in 2015, primarily due to the reversal of previously recorded interest expense of $16 million for certain ICMS tax credits in Brazil that were recorded in 2014 and $10 million related to unpaid tariffs for natural gas in Argentina, which were found invalid by an Argentine Supreme Court ruling in 2016.

        Discontinued Operations—Discontinued operations results in 2016 were a loss of $9 million, net of tax, compared to income of $35 million, net of tax, in 2015. Results declined in 2016 primarily due to cumulative translation adjustments, driven by the appreciation of the Brazilian real relative to the U.S. dollar.

  2015 Compared to 2014

        Net Income Attributable to Bunge—Net income attributable to Bunge for 2015 was $791 million compared to $515 million for 2014. The increase in Total Segment EBIT of $292 million discussed below and reduced net interest cost of $45 million driven by lower average borrowings during the year was partially offset by the higher income tax expense ($296 million in 2015 compared with $249 million in 2014) on the higher income from continuing operations, before taxes.

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

        Gross profit increased 7% to $1,858 million in 2015 from $1,742 million in 2014, primarily driven by improved performance in our oilseed processing business, particularly in China, Argentina, the U.S., and Brazil, partially offset by declines in softseed processing in Europe and Canada. Grain trading and distribution also benefitted from improved ocean freight costs and port logistics operations. These increases more than offset weak grain origination margins in the United States primarily driven by lack of export demand due to the impacts of stronger U.S. dollar.

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

        Segment EBIT decreased to $5 million in 2015, compared to $45 million in 2014, mainly driven by lower gross profit in our Brazilian port operations, the impact of the strike and weaker farmer usage of fertilizer in Argentina and the positive SG&A impact on 2014 results.

        Interest—A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2015	2014
Interest income	$43	$87
Interest expense	(258)	(347)

        Interest income decreased to $43 million when compared to the same period of 2014, as a result of lower cash investments in Brazil and Argentina and $12 million of accumulated interest on a loan provided to and repaid by a related party in 2014. Interest expense decreased by 26% compared to last year, primarily due to lower average outstanding debt, mainly as a result of reduced working capital requirements due to lower global commodity prices in 2015 and interest charges of $65 million related to certain ICMS tax credits in Brazil.

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

        Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.44 and 1.49 at December 31, 2016 and 2015, respectively.

        Cash and Cash Equivalents—Cash and cash equivalents were $934 million at December 31, 2016 and $411 million at December 31, 2015. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short-term deposits with highly rated financial institutions and in U.S. government securities.

        Readily Marketable Inventories ("RMI")—RMI are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, wheat, and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $3,593 million at December 31, 2016 and $3,393 million at December 31, 2015. Of these amounts $2,523 million and $2,513 million were attributable to merchandising activities at December 31, 2016 and December 31, 2015, respectively. RMI at fair value in the aggregate amount of $123 million and $110 million at December 31, 2016 and December 31, 2015, respectively, were included in our Edible Oil Products segment inventories. The Sugar and Bioenergy segment included RMI of $139 million and $163 million at December 31, 2016 and December 31, 2015, respectively which can be attributed to our trading and merchandising business.

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

        Revolving Credit Facilities—At December 31, 2016, we had $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which all was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2016	December 31, 2016	December 31, 2015
		(US$ in millions)
Commercial Paper	2019	$600	$—	$—
Long-Term Revolving Credit Facilities(1)	2018 - 2019	4,415	—	752

Total		$5,015	$—	$752

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

        On June 24, 2016, we completed the refinancing on a $200 million three-year committed unsecured bilateral revolving credit facility, to mature on June 24, 2019. A further $500 million of unsecured bilateral revolving credit facilities were refinanced on September 23, 2016 to mature on September 23, 2019. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.40% per annum based on the credit ratings on its senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.

        In addition to committed credit facilities, from time-to-time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2016 and 2015, no borrowings were outstanding under these bilateral short-term credit lines.

        Short and long-term debt—Our short and long-term debt decreased by $179 million at December 31, 2016 from December 31, 2015, primarily due to a decrease in working capital requirements in the latter part of the year. For the year ended December 31, 2016, our average short and long-term debt outstanding was approximately $5,201 million compared to approximately $4,316 million for the year ended December 31, 2015, primarily due to higher average working capital financing requirements, driven by higher average global commodity prices. Our long-term debt outstanding balance was $4,007 million at December 31, 2016 compared to $3,795 million at December 31, 2015. The following table summarizes our short-term debt activity at December 31, 2016.

(US$ in millions)	Outstanding Balance at December 31, 2016		Weighted Average Interest Rate at December 31, 2016	Highest Balance Outstanding During 2016	Average Balance During 2016	Weighted Average Interest Rate During 2016
Bank Borrowings	$257		8.69%	$1,179	$671	5.02%
Commercial Paper	—			565	278	0.67%

Total	$257	(1)	8.69%	$1,744	$949	3.75%

(1)
Includes $148 million of local currency borrowings in certain Central and Eastern European, South American, South African and Asia-Pacific countries at a weighted average interest rate of 13.63% as of December 31, 2016.

        On August 15, 2016, we completed the sale of $700 million aggregate principal amount of 3.25% senior notes due August 15, 2026. The unsecured senior notes were issued by Bunge's 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $695 million were used for general corporate purposes, including, but not limited to, the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

        On June 16, 2016, we completed the sale of 600 million euro (approximately $670 million) aggregate principal amount of 1.85% senior notes due June 16, 2023 ("Notes"). Additionally, on November 17, 2016 we completed the sale of 200 million euro (approximately $214 million) of the Notes bringing the aggregate principal amount to 800 million euro. The Notes were issued by Bunge's 100% owned finance subsidiary, Bunge Finance Europe B.V., and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The aggregated net proceeds of 802 million euro (approximately $887 million) were used for general corporate purposes, including, but not limited to the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

        The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2016	2015
Short-term debt:(1)
Short-term debt, including consolidated investment fund debt(2)(3)	$257	$648
Current portion of long-term debt	938	869

Total short-term debt	1,195	1,517
Long-term debt(4):
Bilateral revolving credit facilities expiry 2016	—	300
Revolving credit facilities expiry 2018	—	452
Term loan due 2019—three-month Yen LIBOR plus 0.75% (Tranche A)	243	237
Term loan due 2019—fixed Yen interest rate of 0.96% (Tranche B)	51	50
Term loan due 2019—three-month LIBOR plus 1.30% (Tranche C)	85	85
4.10% Senior Notes due 2016	—	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	497
1.85% Senior Notes due 2023—Euro	843	—
3.25% Senior Notes due 2026	694	—
Other(5)	144	224

Subtotal	4,007	3,795

Less: Current portion of long-term debt	(938)	(869)

Total long-term debt including consolidated investment fund debt	3,069	2,926

Total debt	$4,264	$4,443

(1)
Includes secured debt of $7 million and $36 million at December 31, 2016 and December 31, 2015, respectively.

(2)
Includes $148 million and $137 million of local currency borrowings in certain Central and Eastern European, South American, South African and Asia-Pacific countries at a weighted average interest rate of 13.63% and 15.54% as of December 31, 2016 and 2015, respectively.

(3)
There is no consolidated investment fund debt as of December 31, 2016. Includes consolidated investment fund debt, for which Bunge elected to account for $22 million at fair value as of December 31, 2015.

(4)
Includes secured debt of $34 million and $47 million at December 31, 2016 and December 31, 2015, respectively.

(5)
There is no consolidated investment fund debt as of December 31, 2016. Includes consolidated investment fund debt, for which Bunge elected to account for $53 million at fair value as of December 31, 2015.

        Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2016 were as follows:

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

        Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2016.

        Trade Receivable Securitization Program—We initially entered into our trade receivable securitization program (the "Program") in June 2011, which provides us with an additional source of liquidity. On May 26, 2016, Bunge and certain of its subsidiaries renewed and amended its $700 million trade receivables securitization program, which terminates on May 26, 2021. However, each committed purchaser's commitment to fund trade receivables sold under the Program will terminate on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement.

        At December 31, 2016 and 2015, $628 million and $524 million, respectively, of receivables sold under the Program were derecognized from our consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the Program totaled $9,197 million and $10,396 million for the years ended December 31, 2016 and 2015, respectively. In addition, cash collections from customers on receivables previously sold were $9,176 million and $10,542 million for the years ended December 31, 2016 and 2015, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the Program for the years ended December 31, 2016 and 2015 were $9,405 million and $10,601 million, respectively. These sales resulted in discounts of $6 million for the year ended December 31, 2016, $5 million for the year ended December 31, 2015 and $7 million for the year ended December 31, 2014, which were included in SG&A in the consolidated statements of income. Servicing fees under the Program were not significant in any period.

        Our risk of loss following the sale of the trade receivables is limited to the deferred purchase price receivable ("DPP"), which at December 31, 2016 and 2015 had a fair value of $87 million and $79 million, respectively, and is included in other current assets in our consolidated balance sheets (see Note 17 to our consolidated financial statements). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2016, 2015 and 2014 were insignificant. We have reflected all cash flows under the Program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015.

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

        Equity—Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2016	2015
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,143	5,105
Retained earnings	8,208	7,725
Accumulated other comprehensive income	(5,978)	(6,360)
Treasury shares, at cost (2016—12,882,313 and 2015—9,586,083)	(920)	(720)

Total Bunge shareholders' equity	7,144	6,441
Noncontrolling interests	199	211

Total equity	$7,343	$6,652

        Total Bunge shareholders' equity increased to $7,144 million at December 31, 2016 from $6,441 million at December 31, 2015. The change in equity was primarily due to net income attributable to Bunge for the year ended December 31, 2016 of $745 million and cumulative translation gains of $709 million, resulting from the revaluation of global currencies relative to the U.S. dollar in 2016. This increase partially offset by paid dividends to common and preferred shareholders of $223 million and $34 million, respectively and treasury shares acquired of $200 million.

        Noncontrolling interest decreased to $199 million at December 31, 2016 from $211 million at December 31, 2015 primarily due to deconsolidation of a variable interest entity that was previously consolidated and dividends paid to non-controlling interest holders, partly offset by the acquisition of a majority share in Walter Rau Neusser.

        At December 31, 2016, we had 6,900,000 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.1507 Bunge Limited common shares, based on the conversion price of $86.901 per share, subject to certain additional anti-dilution adjustments (which represents 7,939,830 Bunge Limited common shares at December 31, 2016). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

        2016 Compared to 2015—In 2016, our cash and cash equivalents increased by $523 million reflecting the net effect of cash flows from operating, investing and financing activities. For the year ended December 31, 2015, our cash and cash equivalents increased by $49 million reflecting the net effect of cash flows from operating, investing and financing activities.

        Cash provided by our operating activities was $1,904 million for the year ended December 31, 2016 compared to $610 million for the year ended December 31, 2015. Net cash inflows from operating activities for the years ended December 31, 2016 and 2015, were principally due to net income, including adjustments for non-cash items, and a decrease in the use of cash for net operating assets and liabilities. In 2016, higher prices for sugar and the soybean complex, together with essentially flat volumes resulted in higher working capital needs, however this was more than offset by initiatives to reduce working capital and an appreciation of the Brazilian real relative to the U.S. dollar, which mostly impacted trade accounts payable in our Brazilian operations. In 2015, the increase in net operating assets and liabilities was primarily due to increases in secured advances to farmers in South America, who were motivated to sell their record level crops as the Brazilian real and Argentine peso depreciated relative to the U.S. dollar.

        Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operating subsidiaries is generally the local currency. In addition, certain of our U.S. dollar functional operating subsidiaries outside the United States are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2016 and December 31, 2015, we recorded foreign exchange losses of $80 million and gains of $213 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

        Cash used for investing activities was $926 million for the year ended December 31, 2016 compared to $802 million for the year ended December 31, 2015. During 2016, payments made for capital expenditures of $784 million, compared to $649 million during 2015, were primarily related to replanting of sugarcane and maintenance and improvements for our industrial sugar business in Brazil, upgrade and expansion of an export terminal in the United States, construction of a wheat milling facility in Brazil, the expansion of a port facility in Ukraine and the construction of oilseed processing plants in Ukraine and Asia-Pacific. In addition, we acquired for $34 million Walter Rau Neusser, a vegetable oil blends producer for large-scale commercial customers, based in Germany. In the year ended December 31, 2015, we paid $347 million for the acquisitions of businesses, net of cash acquired. In the year ended December 31, 2016, we had cash outflows related to settlements of net investment hedges of $375 million in the year ended December 31, 2016, primarily driven by the appreciation of the Brazilian real relative to the US dollar in 2016, compared to cash inflows of $203 million in the year ended December 31, 2015. Proceeds from disposition of investment in affiliates included $145 million and $33 million for the disposition of equity interests of operations in Brazil and Vietnam, respectively. In addition, we sold 10% of our minority share in G3 Global Holdings GP Inc. ("G3") for net proceeds of $37 million to our joint venture partner, Saudi Agricultural and Livestock Investment Company (or SALIC). Proceeds from and payments for investments for both years 2016 and 2015 included primarily purchases and sales of certain marketable securities and other short term investments. Investments in affiliates in 2016 included additional investments in SB Oils, our joint venture with TerraVia Holdings Inc. to produce renewable oils in Brazil and G3.

        Cash used for financing activities was $488 million in the year ended December 31, 2016, compared to cash provided by financing activities of $360 million for the year ended December 31, 2015. The cash used for financing activities is primarily reflecting lower working capital needs, partially offset by an increase of cash used for investing activities. Dividends paid to our common shareholders and holders of our convertible preference shares were $257 million and $241 million, for the years ended December 31, 2016 and 2015, respectively. In connection with our common share repurchase program, in 2016, we purchased 3,296,230 of our common shares at a cost of $200 million and in 2015, we purchased 3,871,810 of our common shares at a cost of $300 million. In the year ended December 31, 2016, we paid $25 million of dividends to non-controlling interest holders and $39 million for the acquisition of the non-controlling interest of a joint venture in Europe.

        2015 Compared to 2014—In 2015, our cash and cash equivalents increased by $49 million reflecting the net effect of cash flows from operating, investing and financing activities. For the year ended December 31, 2014, our cash and cash equivalents decreased by $380 million.

        Cash provided by our operating activities was $610 million for the year ended December 31, 2015 compared to $1,399 million for the year ended December 31, 2014. Net cash inflows from operating activities for the year ended December 31, 2015 were principally due to net income, including adjustments for non cash items, partially offset by an increase in the use of cash for net operating assets and liabilities. The increase in net operating assets and liabilities is primarily due to increases in secured advances to farmers in South America who were motivated to sell their record level crops as the Brazilian real and Argentine peso depreciated relative to the U.S. dollar. The net cash provided by operating activities for the year ended December 31, 2014 were principally due to net income, including adjustments for non-cash items. The decrease in net operating assets and liabilities in 2014 is primarily due to lower working capital levels than at December 31, 2013, resulting from, on average, lower global commodity prices, which effect was partially offset by the impact of the depreciation from certain currencies including the Brazilian real, Argentine peso, Ukrainian hryvnia and the euro relative to the U.S. dollar.

        Certain of our non U.S. operating subsidiaries are primarily funded with U.S. dollar denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the United States are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2015 and December 31, 2014, we recorded foreign exchange gains of $213 million and $215 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign exchange loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.

        Cash used for investing activities was $802 million for the year ended December 31, 2015 compared to cash used of $685 million for the year ended December 31, 2014. During 2015, payments made for capital expenditures of $649 million were primarily related to replanting of sugarcane and maintenance and improvements for our industrial sugar business in Brazil, upgrade and expansion of an export terminal in the United States, construction of a wheat milling facility in Brazil, the expansion of a port facility in Ukraine and construction of oilseed processing plants in Ukraine and in Asia Pacific. We also acquired Moinho Pacifico, a Brazilian wheat mill and port terminal in Santos, Brazil, Whole Harvest Foods, a U.S. refiner and packager of expeller pressed commercial cooking oil and Heartland Harvest, Inc., a U.S. based producer of die cut pellets for the snack food industry, and the remaining interest in a Spanish biodiesel production facility. Proceeds from settlement of net investment hedges totaled $203 million. Proceeds from sales of investment in affiliates included net proceeds of $88 million for the sale of certain assets in our grain business in Canada to G3 Canada Limited (formerly the Canadian Wheat Board). Capital expenditures in 2015 were $649 million, 23% lower compared to $839 million in 2014, as a result of management's disciplined capital management and generally lower capital expenditures in our industrial Sugar and Bioenergy operations in Brazil. Proceeds from and payments for investments for both years 2015 and 2014 included primarily sales of assets in funds in our asset management business and the purchases and sales of certain marketable securities and other short term investments. Investments in affiliates in 2015 included our payment for our share of G3 Canada Limited (formerly the Canadian Wheat Board) and additional investments in SB Oils, our joint venture with Solazyme, Inc. to produce renewable oils in Brazil. Investments in affiliates in 2014 included primarily investments in SB Oils.

        Cash provided by financing activities was $360 million in the year ended December 31, 2015, compared to cash used for financing activities of $1,058 million for the year ended December 31, 2014. The increase in cash provided by financing activities was primarily due to net borrowings of debt of $882 million, which were used to fund capital expenditures and increased activity in acquisitions of businesses and investments in affiliates. Dividends paid to our common shareholders and holders of our convertible preference shares were $241 million and $221 million, for the years ended December 31, 2015 and 2014, respectively. In connection with our common share repurchase program, in 2015 we purchased 3,871,810 of our common shares at a cost of $300 million and in 2014 we purchased 3,780,987 of our common shares at a cost of $300 million. For the year ended December 31, 2014, financing activities reflected reduced financing requirements due to a declining global commodity price environment.

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

        Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2015 to December 31, 2016, the Brazilian real appreciated by approximately 17%, increasing the reported farmer credit exposure balances when translated into U.S. dollars.

        We periodically evaluate the collectability of our farmer receivable and record allowances if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality of individual accounts, considering also the economic and financial condition of the farming industry and other market conditions as well as the value of any collateral related to amounts owed. We continuously review defaulted farmer receivables for impairment on an individual account basis. We consider all accounts in legal collections processes to be defaulted and past due. For such accounts, we determine the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell. For all renegotiated accounts (current and past due), we consider changes in farm economic conditions and other market conditions, our historical experience related to renegotiated accounts and the fair value of collateral in determining the allowance for doubtful accounts.

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

        Interest earned on secured advances to suppliers of $38 million, $38 million and $37 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in net sales in the consolidated statements of income.

        The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Notes 5 and 11 of the notes to our consolidated financial statements for more information.

	December 31,
(US$ in millions)	2016	2015
Prepaid commodity contracts	$189	$175
Secured advances to suppliers (current)	593	514

Total (current)	782	689
Commodities not yet priced(1)	(26)	(12)

Net	756	677
Secured advances to suppliers (non-current)	184	158

Total (current and non-current)	940	835

Allowance for uncollectible amounts (current and non-current)	$(53)	$(42)

(1)
Commodities delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2016 and December 31, 2015, respectively.

  Capital Expenditures

        Our cash payments made for capital expenditures were $784 million, $649 million and $839 million for the years ended December 31, 2016, 2015 and 2014, respectively. We intend to make capital expenditures of approximately $750 million in 2017. Our priorities for 2017 capital expenditures are growth, maintenance and compliance projects first (where we expect to use approximately 66% of our funds allocated to capital expenditures), followed by projects enhancing productivity of our operations, and sugar planting. We intend to fund these capital expenditures primarily with cash flows from operations.

Off-Balance Sheet Arrangements

  Guarantees

        We have issued or were party to the following guarantees at December 31, 2016:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing(1)(2)	$99
Residual value guarantee(3)	222

Total	$321

(1)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates in 2017 through 2022. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2016, we had no outstanding recorded obligation related to these guarantees.

(2)
We issued guarantees to certain third parties related to performance of its unconsolidated joint ventures. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2016, we had no outstanding recorded obligation related to these guarantees.

(3)
We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2018 through 2021. At December 31, 2016, our recorded obligation related to these guarantees was $4 million.

        Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain senior credit facilities and senior notes entered into or issued by its 100% owned subsidiaries. At December 31, 2016, debt with a carrying amount of $4,035 million related to these guarantees is included in our consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge N.A. Finance L.P. There are largely no restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Contractual Obligations

        The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2017	2018 - 2019	2020 - 2021	2022 and there after
Short-term debt	$257	$257	$—	$—	$—
Long-term debt(1)	4,024	938	1,006	529	1,551
Variable interest rate obligations	14	4	9	1	—
Interest obligations on fixed rate debt	542	125	193	95	129
Non-cancelable lease obligations(2)	668	152	214	131	171
Capital commitments	72	59	13	—	—
Freight supply agreements(3)	650	156	180	159	155
Inventory purchase commitments	16	16	—	—	—
Power supply purchase commitments	108	79	26	3	—

Total contractual cash obligations(4)(5)	$6,351	$1,786	$1,641	$918	$2,006

(1)
Excludes changes in long-term debt attributable to fair value hedge accounting of $17 million.

(2)
Represents future minimum payments under non-cancelable leases with initial or remaining terms of one year or more.

(3)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. Payments to be received by us under such relet agreements are anticipated to be approximately $10 million in 2017. These agreements range from two months to approximately seven years in the case of ocean freight vessels and 5 to 9 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(4)
Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2016, Bunge had tax liabilities of $130 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 13 to our consolidated financial statements.

(5)
Does not include obligations for pension and postretirement benefits for which we expect to make employer contributions of $21 million in 2017. We also expect to make a significant contribution to our plans in future years.

        In addition, we have entered into partnership agreements for the production of sugarcane. These agreements have an average remaining life of four years and cover approximately 211,017 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São

Paulo state sugarcane, sugar and ethanol council. During the years ended December 31, 2016, 2015 and 2014, we made payments related to these agreements of $154 million, $125 million and $162 million, respectively. Of these amounts $89 million, $75 million and $95 million for the years ended December 31, 2016, 2015 and 2014, respectively, were advances for future purchases and $65 million, $50 million and $67 million were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, respectively.

  Employee Benefit Plans

        We expect to contribute $13 million to our defined benefit pension plans and $8 million to our postretirement healthcare benefit plans in 2017.

Critical Accounting Policies and Estimates

        The Company's accounting policies are more fully described in Note 1 to our consolidated financial statements included as part of this Annual Report on Form 10-K. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. GAAP requires management to make substantial judgment or estimation in their application that may significantly affect reported amounts in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments.

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

  Inventories and Derivatives

        We use derivative instruments for the purpose of managing the exposures associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We are exposed to loss in the event of non-performance by counterparties to certain of these contracts. The risk of non-performance is routinely monitored and adjustments recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and changes in expense reflected in cost of goods sold, foreign exchange or interest expense. We did not have significant valuation adjustments relating to non-performance by counterparties at December 31, 2016 or 2015.

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

  Recoverable Taxes

        We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of fixed assets, raw materials and taxable services and other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2016 and 2015, the allowance for recoverable taxes was $35 million and $32 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

  Property, Plant and Equipment and Other Finite-Lived Intangible Assets

        Long-lived assets include property, plant and equipment and other finite-lived intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the undiscounted projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges. We recorded impairment charges of $9 million for the year ended December 31, 2016 primarily related to the impairment of an Argentina fertilizer plant.

  Contingencies

        We are a party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, and have accrued our estimates of the probable costs to resolve these claims. These estimates have been developed in consultation with in-house and outside counsel and are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, see "Item 3. Legal Proceedings."

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

        We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The calculation of our uncertain tax positions involves uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2016 and 2015, we had recorded uncertain tax positions of $130 million and $64 million, respectively, in our consolidated balance sheets. For additional information on income taxes, please refer to Note 13 of the consolidated financial statements.

  New Accounting Pronouncements

        See Note 1—Nature of Business, Basis of Presentation, and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Risk Management

        As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored, operating under a global governance framework. We have a corporate risk management group which analyzes and monitors various risk exposures globally. Additionally, our Board of Directors' Finance and Risk Policy Committee oversees our global governance framework including all risk management policies and limits.

        We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material. See Note 14 to the consolidated financial statements in this Annual Report on Form 10-K for a more detailed discussion of our use of derivative instruments.

Credit and Counterparty Risk

        Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other OTC derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from OTC derivative instruments (including forward purchase and sale contracts). Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through credit analysis by the local credit staff and review by various local and corporate committees which monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.

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

        We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volume and value-at-risk ("VaR") limits. We measure and review our net commodities position on a daily basis. Bunge also employs stress testing techniques in order to quantify its exposures to price and liquidity risks under non-normal or event driven market conditions.

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

	Year Ended December 31, 2016		Year Ended December 31, 2015
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$1,207	$(121)	$642	$(64)
Lowest daily aggregated position value	(682)	(68)	(950)	(95)

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

Energy Risk

        We purchase various energy commodities such as electricity, natural gas and bunker fuel, that are used to operate our manufacturing facilities and ocean freight vessels. The energy commodities are subject to price risk. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, including to manage our exposure to volatility in energy costs. These energy derivatives are included in other current assets and other current liabilities on the consolidated balance sheets at fair value.

Currency Risk

        Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2016 was not material.

        When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $257 million and $541 million for the years ended December 31, 2016 and 2015, respectively, related to permanently invested intercompany loans.

Interest Rate Risk

        We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

        The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2016, was $4,420 million with a carrying value of $4,264 million.

        A hypothetical 100 basis point increase in the interest yields on our senior note debt at December 31, 2016 would result in a decrease of approximately $22 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2016 would cause an increase of approximately $22 million in the fair value of our debt.

        A hypothetical 1% change in LIBOR would result in a change of approximately $36 million in our interest expense on our variable rate debt at December 31, 2016. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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

        We recognized gains of approximately $3 million, $9 million and $12 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements for the years ended December 31, 2016, 2015 and 2014.

        Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap and option contracts in certain of our operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.

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

        For more information, see Note 14 to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

        Our financial statements and related schedule required by this item are contained on pages F-1 through F-72 and on page E-1 of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

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

        As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

        Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission or COSO.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
White Plains, New York

        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York
February 28, 2017

Item 9B.    Other Information

        None.

PART III

        Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2017 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance

        We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2017 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Conduct" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business—Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation

        We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2017 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2017 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2017 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services

        We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2017 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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

    See "Index to Exhibits" set forth below.

Exhibit Number		Description
3.1		Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2		Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
3.3	*	Bye-laws, amended and restated as of May 25, 2016
4.1		Form of Common Share Certificate (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
4.2		Certificate of Designation of 4.875% Cumulative Convertible Perpetual Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.3		Form of 4.875% Cumulative Convertible Perpetual Preference Share Certificate (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
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
10.8
Amended and Restated Guaranty, dated as of August 10, 2015, by Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent (incorporated by reference from the Registrant's Form 8-K filed on August 10, 2015)
10.9
Revolving Credit Agreement, dated as of November 20, 2014, among Bunge Limited Finance Corp., as Borrower, Citibank, N.A., as Syndication Agent, BNP Paribas and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)
10.10
Guaranty, dated as of November 20, 2014, by Bunge Limited, as Guarantor, to JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)
10.11
Amended and Restated Credit Agreement, dated June 17, 2014, among Bunge Limited Finance Corp., as Borrower, CoBank ACB, as Administrative Agent and Lead Arranger, and certain lenders party thereto (incorporated by reference from the Registrant's Form 10-K filed on March 2, 2015)
10.12
Amended and Restated Guaranty, dated as of June 17, 2014, between Bunge Limited, as Guarantor, and CoBank ACB, as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed on March 2, 2015)
10.13
Eighth Amendment to and Restatement of the Receivables Transfer Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A. (f/k/a Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)
10.14
Ninth Amendment to the Receivables Transfer Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's form 10-Q filed on July 28, 2016)

Exhibit Number		Description
10.15	*	Tenth Amendment to the Receivables Transfer Agreement, dated October 11, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider
10.16	*
Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Rabobank U.A., as Administrative Agent
10.17
Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.18
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.19
Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
++10.20
U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.21
First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.22*
Second Amendment to the U.S. Receivables Purchase Agreement, dated June 30, 2016, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Koninklijke Bunge B.V., as Seller Agent, Bunge North America Capital, Inc., as the Buyer, and Coöperatieve Rabobank U.A., as Administrative Agent
++10.23
U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

Exhibit Number		Description
10.24		First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.25		Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.26		Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.27		Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 11, 2014)
10.28		Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.29		Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.30
Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.31		Bunge Limited 2016 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 15, 2016)
10.32	*	Form of Global Stock Option Agreement under the 2016 Bunge Limited Equity Incentive Plan
10.33	*	Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to pro rata vesting)
10.34	*	Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to cliff vesting)
10.35	*	Form of Global Performance Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan
10.36		Bunge Limited Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of February 25, 2005) (incorporated by reference from the Registrant's Form 10-K filed March 16, 2005)
10.37		Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.38
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
10.39		Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2010)

Exhibit Number		Description
10.40		Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.41		Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.42		Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.43		Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.44		Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.45		Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.46		Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.47		Description of Non-Employee Directors' Compensation (effective as of January 1, 2014)
10.48		Offer Letter, amended and restated as of December 31, 2008, for Andrew J. Burke (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.49		Compensation Letter to Andrew J. Burke, dated August 3, 2011 (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.50		Offer Letter, dated as of June 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.51		Offer Letter, dated as of September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.52		Employment Agreement, dated as of February 6, 2013, between Bunge Limited and Soren Schroder (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
10.53	*	Offer Letter, dated as of April 11, 2014 for Brian Thomsen
10.54	*	Offer Letter, dated as of December 7, 2016, for Thomas Boehlert
12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act

Exhibit Number		Description
32.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101	*
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

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves	Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2014
Allowances for doubtful accounts(a)	$283	71	(23)	(84) (c)	$247
Allowances for secured advances to suppliers	$75	9	(7)	(16)	$61
Allowances for recoverable taxes	$70	7	(14)	(20)	$43
Income tax valuation allowances	$1,048	76	(46) (d)	—	$1,078
FOR THE YEAR ENDED DECEMBER 31, 2015
Allowances for doubtful accounts(a)	$247	64	(47)	(54) (c)	$210
Allowances for secured advances to suppliers	$61	11	(21)	(9)	$42
Allowances for recoverable taxes	$43	7	(16)	(2)	$32
Income tax valuation allowances	$1,078	44	(324) (d)	—	$798
FOR THE YEAR ENDED DECEMBER 31, 2016
Allowances for doubtful accounts(a)	$210	45	15	(58) (c)	$212
Allowances for secured advances to suppliers	$42	1	9	(2)	$50
Allowances for recoverable taxes	$32	162	1	(160)	$35
Income tax valuation allowances	$798	(44)	85 (d)	—	$839

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
White Plains, New York

        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York February 28, 2017

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$42,679	$43,455	$57,161
Cost of goods sold	(40,269)	(40,762)	(54,540)

Gross profit	2,410	2,693	2,621
Selling, general and administrative expenses	(1,286)	(1,435)	(1,691)
Interest income	51	43	87
Interest expense	(234)	(258)	(347)
Foreign exchange gains (losses)	(8)	(8)	47
Other income (expense)—net	12	(18)	17
Gain on disposition of equity interests and sale of assets	122	47	—
Equity investment impairments	(59)	—	—
Goodwill and intangible impairments	(12)	(13)	—

Income (loss) from continuing operations before income tax	996	1,051	734
Income tax (expense)	(220)	(296)	(249)

Income (loss) from continuing operations	776	755	485
Income (loss) from discontinued operations, net of tax	(9)	35	32

Net income (loss)	767	790	517
Net loss (income) attributable to noncontrolling interests	(22)	1	(2)

Net income (loss) attributable to Bunge	745	791	515
Convertible preference share dividends and other obligations	(36)	(53)	(48)

Net income (loss) available to Bunge common shareholders	$709	$738	$467

Earnings per common share—basic (Note 23)
Net income (loss) from continuing operations	$5.13	$4.90	$2.98
Net income (loss) from discontinued operations	(0.06)	0.24	0.22

Net income (loss) to Bunge common shareholders	$5.07	$5.14	$3.20

Earnings per common share—diluted (Note 23)
Net income (loss) from continuing operations	$5.07	$4.84	$2.96
Net income (loss) from discontinued operations	(0.06)	0.23	0.21

Net income (loss) to Bunge common shareholders	$5.01	$5.07	$3.17

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(U.S. dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$767	$790	$517
Other comprehensive income (loss):
Foreign exchange translation adjustment	713	(2,550)	(1,419)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil, nil and nil	(305)	147	21
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil, nil and $2	—	—	(2)
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil, nil and nil	(11)	77	(9)
Pension adjustment, net of tax (expense) benefit of $4, $1 and $32	(11)	20	(85)

Total other comprehensive income (loss)	386	(2,306)	(1,494)

Total comprehensive income (loss)	1,153	(1,516)	(977)
Less: comprehensive (income) loss attributable to noncontrolling interest	(26)	5	6

Total comprehensive income (loss) attributable to Bunge	$1,127	$(1,511)	$(971)

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in millions, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$934	$411
Time deposits under trade structured finance program (Note 3)	64	325
Trade accounts receivable (less allowances of $122 and $125) (Note 17)	1,676	1,607
Inventories (Note 4)	4,773	4,466
Deferred income taxes (Note 13)	—	208
Other current assets (Note 5)	3,645	3,899

Total current assets	11,092	10,916
Property, plant and equipment, net (Note 6)	5,099	4,736
Goodwill (Note 7)	373	418
Other intangible assets, net (Note 8)	336	326
Investments in affiliates (Note 10)	373	329
Deferred income taxes (Note 13)	524	417
Time deposits under trade structured finance program (Note 3)	464	—
Other non-current assets (Note 11)	927	772

Total assets	$19,188	$17,914

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 15)	$257	$648
Current portion of long-term debt (Note 16)	938	869
Letter of credit obligations under trade structured finance program (Note 3)	528	325
Trade accounts payable	3,485	2,675
Deferred income taxes (Note 13)	—	60
Other current liabilities (Note 12)	2,476	2,763

Total current liabilities	7,684	7,340
Long-term debt (Note 16)	3,069	2,926
Deferred income taxes (Note 13)	239	209
Other non-current liabilities	853	750
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests (Note 21)	—	37
Equity (Note 22):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding:
2016 and 2015—6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding:
2016—139,500,862 shares, 2015—142,483,467 shares	1	1
Additional paid-in capital	5,143	5,105
Retained earnings	8,208	7,725
Accumulated other comprehensive income (loss) (Note 22)	(5,978)	(6,360)
Treasury shares, at cost—2016—12,882,313 and 2015—9,586,083 shares, respectively	(920)	(720)

Total Bunge shareholders' equity	7,144	6,441
Noncontrolling interests	199	211

Total equity	7,343	6,652

Total liabilities and equity	$19,188	$17,914

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in millions)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$767	$790	$517
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	87	57	130
Foreign exchange loss (gain) on debt	80	(213)	(215)
Gain on disposition of equity interest of operations	(122)	(47)	—
Bad debt expense	13	35	30
Depreciation, depletion and amortization	547	545	607
Share-based compensation expense	44	46	49
Deferred income tax expense/(benefit)	126	16	(90)
Other, net	15	(26)	(76)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(131)	(97)	108
Inventories	(269)	314	(161)
Secured advances to suppliers	38	(397)	21
Trade accounts payable	708	(88)	(100)
Advances on sales	36	22	78
Net unrealized gain/loss on derivative contracts	(84)	(16)	237
Margin deposits	199	(154)	(22)
Recoverable and income taxes, net	(178)	(36)	(59)
Accrued liabilities	(148)	(7)	367
Other, net	176	(134)	(22)

Cash provided by (used for) operating activities	1,904	610	1,399
INVESTING ACTIVITIES
Payments made for capital expenditures	(784)	(649)	(839)
Acquisitions of businesses (net of cash acquired)	(34)	(347)	(39)
Proceeds from investments	802	295	282
Payments for investments	(553)	(235)	(196)
Settlement of net investment hedges	(375)	203	—
Proceeds from disposals of property, plant and equipment	27	13	22
Change in restricted cash	(2)	1	101
Proceeds from sale of grain assets in Canada and investments in affiliates	—	88	—
Payments for investments in affiliates	(40)	(167)	(57)
Other, net	33	(4)	41

Cash provided by (used for) investing activities	(926)	(802)	(685)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(206)	(176)	(134)
Proceeds from short-term debt with maturities greater than 90 days	428	713	863
Repayments of short-term debt with maturities greater than 90 days	(477)	(350)	(667)
Proceeds from long-term debt	10,396	9,354	13,014
Repayments of long-term debt	(10,080)	(8,659)	(13,667)
Proceeds from sale of common shares	—	25	74
Repurchases of common shares	(200)	(300)	(300)
Dividends paid to preference shareholders	(34)	(34)	(34)
Dividends paid to common shareholders	(223)	(207)	(187)
Dividends paid to noncontrolling interests	(25)	(8)	(9)
Capital contributions (return of capital) from noncontrolling interests, net	(10)	(13)	6
Acquisition of noncontrolling interest	(39)	—	—
Other, net	(18)	15	(17)

Cash provided by (used for) financing activities	(488)	360	(1,058)
Effect of exchange rate changes on cash and cash equivalents	33	(119)	(36)

Net increase (decrease) in cash and cash equivalents	523	49	(380)
Cash and cash equivalents, beginning of period	411	362	742

Cash and cash equivalents, end of period	$934	$411	$362

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(U.S. dollars in millions, except share data)

		Convertible Preference Shares
	Redeemable Non- Controlling Interests			Common Shares				Accumulated Other Comprehensive Income (Loss)
						Additional Paid-in Capital	Retained Earnings		Treasury Shares	Non- Controlling Interests	Total Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2014	$37	6,900,000	$690	147,796,784	$1	$4,967	$6,891	$(2,572)	$(120)	$231	$10,088
Net income (loss)	(9)	—	—	—	—	—	515	—	—	2	517
Accretion of noncontrolling interest	14	—	—	—	—	(14)	—	—	—	—	(14)
Other comprehensive income (loss)	(5)	—	—	—	—	—	—	(1,486)	—	(8)	(1,494)
Dividends on common shares	—	—	—	—	—	—	(192)	—	—	—	(192)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(10)	(10)
Acquisition of Noncontrolling interest	—	—	—	—	—	(23)	—	—	—	29	6
Share-based compensation expense	—	—	—	—	—	49	—	—	—	—	49
Repurchase of common shares	—	—	—	(3,780,987)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	1,687,401	—	74	—	—	—	—	74

Balance, December 31, 2014	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690
Net income (loss)	(14)	—	—	—	—	—	791	—	—	(1)	790
Accretion of noncontrolling interests	19	—	—	—	—	(19)	—	—	—	—	(19)
Other comprehensive income (loss)	(5)	—	—	—	—	—	—	(2,302)	—	(4)	(2,306)
Dividends on common shares	—	—	—	—	—	—	(212)	—	—	—	(212)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(9)	(9)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	—	—	—	46	—	—	—	—	46
Repurchase of common shares	—	—	—	(3,871,810)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	652,079	—	25	—	—	—	—	25

Balance, December 31, 2015	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652
Net income (loss)	1	—	—	—	—	—	745	—	—	22	767
Accretion of noncontrolling interests	2	—	—	—	—	(2)	—	—	—	—	(2)
Other comprehensive income (loss)	(1)	—	—	—	—	—	—	382	—	4	386
Dividends on common shares	—	—	—	—	—	—	(228)	—	—	—	(228)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(25)	(25)
Noncontrolling decrease from redemption	—	—	—	—	—		—	—	—	(6)	(6)
Acquisition of Noncontrolling interest	(39)	—	—	—	—	(2)	—	—	—	19	17
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(26)	(26)
Share-based compensation expense	—	—	—	—	—	44	—	—	—	—	44
Repurchase of common shares	—	—	—	(3,296,230)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	313,625	—	(2)	—	—	—	—	(2)

Balance, December 31, 2016	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343

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

        Milling products—Bunge's Milling Products segment includes wheat, corn and rice milling businesses, which purchase wheat, corn and rice directly from farmers and dealers and process them into milled products for food processors, bakeries, brewers, snack food producers and other customers. Bunge's wheat milling activities are primarily in Mexico and Brazil. Corn and rice milling activities are in the United States and Mexico.

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

        Fertilizer—Bunge's Fertilizer segment operates primarily as a producer and blender of NPK (nitrogen, phosphate and potassium) fertilizer formulas, including phosphate-based liquid and solid nitrogen fertilizers through its operations in Argentina to farmers and distributors in Argentina. This segment also includes the operations of fertilizer ports in Brazil and Argentina.

        Basis of Presentation—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Discontinued Operations—In determining whether a disposal group should be presented as discontinued operations, Bunge makes a determination of whether such a group being disposed of comprises a component of the entity, or a group of components of the entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity's operations and financial results. If these determinations are made affirmatively, the results of operations of the group being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing operations of the Company for all periods presented in the consolidated financial statements.

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Bunge, its subsidiaries and VIEs in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. Equity investments in which Bunge has the ability to exercise significant influence but does not control are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for by the cost method of accounting. Intercompany accounts and transactions are eliminated. Bunge consolidates VIEs in which it is considered to be the primary beneficiary and reconsiders such conclusion at each reporting period. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest under U.S. GAAP, defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's business and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE's operations. Performance of that analysis requires the exercise of judgment.

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

        Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires the application of accounting policies that often require management to make substantial judgment or estimation in their application. These judgments and estimations may significantly affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. They may also affect reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

        Bunge follows accounting guidance on the disclosure of the credit quality of financing receivables and the allowance for credit losses, which requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes.

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

        Inventories—Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. All of Bunge's RMI are valued at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing and have predictable and insignificant disposal costs. Changes in the fair values of merchandisable agricultural commodities inventories are recognized in earnings as a component of cost of goods sold.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories other than RMI are stated at the lower of cost or market by inventory product class. Cost is determined using primarily the weighted-average cost method.

        Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables (see Note 14).

        Generally, derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. Bunge assesses, both at the inception of a hedge and on an ongoing basis, whether any derivatives designated as hedges are highly effective in offsetting changes in the hedged items. The effective and ineffective portions of changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The effective portion of changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified to earnings when the hedged cash flows affect earnings or when the hedge is no longer considered to be effective. The ineffective portion of cash flow hedges is recorded in earnings. In addition, Bunge may designate certain derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. The effective portions of changes in the fair values of net investment hedges, which are evaluated based on forward rates, are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets and the ineffective portions of such derivative instruments are recorded in foreign exchange gains (losses) in the consolidated statements of income.

        Marketable Securities and Other Short-Term Investments—Bunge classifies its marketable securities and short-term investments as held-to-maturity and trading. Available-for sale securities are reported at fair value with unrealized gains (losses) included in accumulated other comprehensive income (loss). Held-to-maturity securities and investments represent financial assets in which Bunge has the intent and ability to hold to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and therefore held for only a short period of time. Bunge values its marketable securities at fair value and monitors its held-to-maturity investments for impairment periodically, and recognizes an impairment charge when the decline in fair value of an investment is judged to be other than temporary.

        Recoverable Taxes—Recoverable taxes include value-added taxes paid upon the acquisition of raw materials and taxable services and other transactional taxes, which can be recovered in cash or as compensation against income taxes or other taxes owed by Bunge, primarily in Brazil and Europe. These recoverable tax payments are included in other current assets or other non-current assets based on their expected realization. In cases where Bunge determines that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.

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

        Useful lives for property, plant and equipment are as follows:

Years
Biological assets	5 - 7
Buildings	10 - 50
Machinery and equipment	7 - 25
Furniture, fixtures and other	3 - 20
Computer software	3 - 10

        Goodwill—Goodwill represents the cost in excess of the fair value of net assets acquired in a business acquisition. Goodwill is not amortized but is tested annually for impairment or between annual tests if events or circumstances indicate potential impairment. Bunge's annual impairment testing is generally performed during the fourth quarter of its fiscal year.

        Goodwill is tested for impairment at the reporting unit level, which has been determined to be the Company's operating segments or one level below the operating segments in certain instances (see Note 7).

        Impairment of Property, Plant and Equipment and Finite Lived Intangible Assets—Finite lived intangible assets include primarily trademarks, customer lists and port facility usage rights and are amortized on a straight-line basis over their contractual or legal lives (see Note 8) or their estimated useful lives where such lives are not determined by law or contract.

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

        Impairment of Investments in Affiliates—Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. Impairment charges for investments in affiliates are included within selling, general and administrative expenses (see Note 9 and 10).

        Share-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 24). Bunge accounts for share-based compensation based on the grant date fair value. Share-based compensation expense is recognized on a straight-line basis over the requisite service period.

        Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the carrying amounts of existing assets and liabilities in Bunge's financial statements and their respective tax bases. Deferred tax assets are reduced by valuation allowances if current evidence does not suggest that the deferred tax asset will be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax (expense) benefit in the consolidated statements of income (see Note 13).

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

        Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $17 million, $16 million and $20 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        New Accounting Pronouncements—In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230),

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash (a consensus of the Emerging Issues Task Force). Similar to ASU 2016-15 as described below, this update attempts to reduce diversity in practice and provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the impact of this guidance on its consolidated financial statements.

        In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control, which provides that a single decision maker is not required to consider indirect interests held through related parties that are under common control with the decision maker to be equivalents of direct interests in their entity. The new guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, which eliminates an exception in the current guidance prohibiting a reporting entity to recognize income taxes consequences of an intra-entity transfer of an asset other than inventory, such as transfers of intellectual property and property, plant, and equipment, until the asset has been sold to an outside party. The new guidance does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer. ASU 2016-16 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the impact of this standard on its consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This update attempts to reduce diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new standard is effective for Bunge for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the impact of this standard on its consolidated financial statements.

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses (CECL) model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The new guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the impact of this standard on its consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is not permitted except for certain provisions. Bunge is evaluating the expected impact of this standard on its consolidated financial statements.

        In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606) Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The initial effective date is for interim and annual periods beginning on or after December 15, 2016. However, in August 2015, the FASB issued an amendment effectively deferring the implementation date for all entities by one year but also permitting companies to early adopt the guidance as of the original effective date, but not before January 1, 2017. During 2016, the FASB issued additional implementation guidance and practical expedients in ASU 2016-08 Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, ASU 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to improve the guidance. The new requirements may be implemented either retrospectively for all prior periods presented (i.e., the full retrospective approach), or retrospectively with a cumulative-effect adjustment at the date of initial application (i.e., the modified retrospective approach). The Company expects to adopt the standard under the modified retrospective approach upon its effective date with a cumulative-effect adjustment to opening retained earnings. The Company has substantially completed its adoption assessment and does not expect a material measurement impact on the Company's results of operations, financial position or cash flows. The adoption of the new guidance will require expanded disclosure which the Company is still evaluating.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recently Adopted Accounting Pronouncements—In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The update is effective for fiscal years beginning after December 15, 2016 on a prospective or retrospective basis, with earlier application permitted. Bunge early adopted this ASU on a prospective basis effective April 1, 2016 and the adoption did not have a material impact on Bunge's consolidated financial statements.

        In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as an asset. Bunge adopted this ASU upon its effective date of January 1, 2016 and the adoption did not have a material impact on Bunge's consolidated financial statements.

        In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis. The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance and requires companies to reevaluate all legal entities under revised consolidation guidance. The revised consolidation rules provide guidance for evaluating: i) limited partnerships and similar entities for consolidation, ii) how decision maker or service provider fees affect the consolidation analysis, iii) how interests held by related parties affect the consolidation analysis and iv) the consolidation analysis required for certain investment funds. The standard was effective for interim and annual reporting periods beginning after December 15, 2015 and Bunge adopted ASU 2015-02 upon its effective date of January 1, 2016 using a modified retrospective approach. As a result of the initial application of ASU 2015-02, Bunge deconsolidated a Brazilian grain terminal and the remainder of its previously consolidated private equity and other investment funds. There was no cumulative effect to retained earnings as a result of the deconsolidation of these entities since there was no difference between the net amounts subtracted from Bunge's financial statements and the retained interest in those entities.

2. BUSINESS ACQUISITIONS AND DISPOSTIONS

  Acquisitions

        On October 4, 2016, Bunge acquired a 62.8% equity stake in Walter Rau Neusser Öl und Fett Aktiengesellschaft ("Walter Rau Neusser"), a vegetable oil blends producer for large-scale commercial customers based in Germany. Bunge paid approximately $33 million for its controlling interest in Walter Rau Neusser and has been consolidated in Bunge's financial statements.

        On August 30, 2016, Bunge announced it had reached an agreement to acquire a controlling interest in Grupo Minsa S.A.B. de C.V. ("Minsa"), a leading corn flour producer in North America. The transaction is expected to close in the first half of 2017, subject to certain closing conditions, including the resolution of pending litigation brought by a former shareholder of the parent company of Minsa challenging the proposed acquisition. As part of the transaction, Bunge will acquire control of four mills in Mexico and two mills in the United States. The purchase price is expected to be approximately $311 million, subject to working capital and other adjustments.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BUSINESS ACQUISITIONS AND DISPOSTIONS (Continued)

        On February 28, 2017, Bunge and Cargill, Inc. closed on the acquisition of two oilseed processing plants and operations in the Netherlands and France pursuant to an agreement on August 5, 2016. Bunge paid a total purchase price of approximately $225 million, plus working capital and other adjustments of approximately $120 million. Results of operations for this acquisition will be included in Bunge's consolidated financial statements from the date of acquisition.

        In October 2015, Bunge Alimentos S.A., an indirect wholly owned subsidiary of Bunge, closed on the acquisition of 100% ownership interest in Moinho Pacifico, a Brazilian wheat mill and port terminal in Santos, Brazil. Bunge paid approximately 1,087 million Brazilian reais (approximately $282 million). The final allocation of the purchase price based on the fair values of assets and liabilities acquired resulted in $98 million in property, plant and equipment, $10 million in inventory, $9 million in other net assets and liabilities and $97 million of finite-lived intangible assets. The transaction also resulted in $68 million of goodwill allocated to Bunge's milling operations in Brazil.

        In October 2015, Bunge acquired Whole Harvest Foods ("WHF") for $27 million, including $25 million in cash and $2 million in a working capital adjustment. The purchase price allocation resulted in $4 million in property, plant and equipment, $2 million in inventory and $15 million of intangible assets. The transaction also resulted in $6 million of goodwill allocated to Bunge's edible oils operations in the United States. WHF refines expeller pressed soybean, canola, and cottonseed oil to produce extended life oil that is chemical solvent, trans fat and cholesterol free. WHF has operations in North Carolina and a packaging/distribution center in Nevada within the United States.

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

        In April 2015, Bunge and Saudi Agricultural and Livestock Investment Company ("SALIC"), formed a Canadian entity, G3. Bunge had a 51% ownership interest in G3. Bunge accounts for G3 under the equity method of accounting as the ownership interest does not provide Bunge with a controlling financial interest due to certain contractual restrictions. In July 2015, G3 closed on the acquisition of an approximate 61% ownership interest in G3 Canada Limited, formerly the Canadian Wheat Board ("CWB") for $368 million Canadian dollars (approximately $266 million, as of December 31, 2015). The remaining interest was acquired by the CWB Farmers Equity Trust. In order to fund the acquisition amount and future cash flow requirements, Bunge contributed capital to G3 of $130 million and SALIC contributed capital in the amount of $126 million and $115 million in the form of convertible debt. Simultaneously, the CWB acquired certain assets of Bunge's grain business in Canada for $88 million, which includes Bunge's export facility and grain elevators in Quebec for $54 million plus certain working capital of $34 million. The consolidated statement of income for the year ended December 31, 2015 includes a pre-tax gain of $47 million on the sale of the grain assets in Canada. In February 2016, SALIC completed the conversion of debt to equity under the promissory notes granted in favor of G3, thus reducing Bunge's ownership interest from 51% to 35%. Additionally, Bunge has exercised its right under a put option and sold an additional 10% ownership interest in G3 to SALIC for cash, which further reduced Bunge's ownership interest to 25%.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. BUSINESS ACQUISITIONS AND DISPOSTIONS (Continued)

        In March 2015, Bunge acquired the assets of Heartland Harvest, Inc. ("HHI") for $47 million, including $40 million in cash and cash settlement of an existing third-party loan to HHI of $7 million. The purchase price allocation resulted in $18 million in property, plant and equipment, $2 million in inventory and $18 million of finite-lived intangible assets. The transaction also resulted in $9 million of goodwill allocated to Bunge's milling operations in the United State. HHI produces die cut pellets made of a variety of starches which are then expanded through popping, baking or frying in the production of certain lower fat snacks. HHI consists of one facility in the state of Illinois, United States.

  Dispositions

        On November 30, 2016, Bunge closed on the disposition of a 50% ownership interest in its Terfron port terminal Terminal Fronteira Norte Logistica S.A. ("TFN") in Brazil to Amaggi Exportaçao E Importaçao Ltda. for a total consideration in cash of approximately $145 million, which resulted in a gain of $90 million. As a result of this transaction Bunge will account for the TFN joint venture as an equity method investment.

        On November 30, 2016, Bunge and Wilmar International Limited ("Wilmar") completed the formation of a joint venture in Vietnam in which Wilmar will invest into Bunge's crush operations in Vietnam, creating a three-party joint venture with Bunge and Wilmar as equal 45% shareholders and Quang Dung, a leading soybean meal distributor in Vietnam, retaining its existing 10% stake in the operations. Bunge received $33 million cash in consideration for its 45% share of interest in Bunge's crush operations. This transaction resulted in a gain of $30 million. As a result of this transaction Bunge will account for the joint venture as an equity method investment.

        On February 1, 2016, SALIC Canada Limited ("SALIC Canada") converted two non-interest bearing convertible promissory notes issued to SALIC by G3 of $106 million into 148,323,000 common shares of G3, increasing SALIC Canada's ownership percentage in G3 from 49% to 65% and reducing Bunge Canada's ownership in G3 from 51% to 35%. On the same day, Bunge Canada and SALIC Canada transferred all of their common shares of G3 to G3 Global Holdings Limited Partnership in exchange for additional Class A limited partnership units in G3 Global Holdings Limited Partnership. As a result, as of February 1, 2016, G3 Global Holdings Limited Partnership became the holder of all of the issued and outstanding common shares in G3. On March 30, 2016, Bunge Canada, under the G3 Global Holdings Shareholders Agreement, exercised a contractual put right and sold 10% of its common shares to SALIC Canada in exchange for $37 million of cash so that Bunge Canada now holds 25% ownership of G3 Global Holdings Limited Partnership and SALIC Canada holds 75% ownership.

3. TRADE STRUCTURED FINANCE PROGRAM

        Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the years ended December 31, 2016 and 2015, net return from these activities, were $57 million and $66 million, respectively, and were included as a reduction of cost of goods sold in the accompanying consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit ("LCs") (each based on an underlying commodity trade flow) from financial institutions and time deposits denominated in either the local currency of the financial institutions counterparties or in U.S. dollars, as well as foreign exchange forward contracts, all of which are subject to legally enforceable set-off agreements. The LCs

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. TRADE STRUCTURED FINANCE PROGRAM (Continued)

and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the consolidated balance sheets as of December 31, 2016 and December 31, 2015.

        The table below summarizes the assets and liabilities included in the condensed consolidated balance sheets and the associated fair value amounts at December 31, 2016 and December 31, 2015, related to the program. The fair values approximated the carrying amount of the related financial instruments.

(US$ in millions)	December 31, 2016	December 31, 2015
Current assets:
Carrying value of time deposits	$64	$325

Fair value (Level 2 measurement) of time deposits	$64	$325

Non-current assets:
Carrying value of time deposits	$464	$—

Fair value (Level 2 measurement) of time deposits	$464	$—

Current liabilities:
Carrying value of letters of credit obligations and foreign exchange contracts	$528	$325

Fair value (Level 2 measurement) of letters of credit obligations	$528	$323
Fair value (Level 2 measurement) of foreign exchange forward contracts-(gains) losses	—	2

Total fair value (Level 2 measurement) of letters of credit obligations and foreign exchange contracts	$528	$325

        As of December 31, 2016 and 2015, time deposits, LCs, and foreign exchange contracts of $5,732 million and $3,394 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At December 31, 2016 and 2015, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.36% and 2.21%, respectively. During the years ended December 31, 2016, 2015 and 2014, total net proceeds from issuances of LCs were $7,191 million, $5,563 million and $7,058 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.

4. INVENTORIES

        Inventories by segment are presented below. RMI are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat, carried at fair value because of their commodity

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORIES (Continued)

characteristics, widely available markets and international pricing mechanisms. All other inventories are carried at lower of cost or market.

(US$ in millions)	December 31, 2016	December 31, 2015
Agribusiness(1)	$3,741	$3,533
Edible Oil Products(2)	404	356
Milling Products	167	164
Sugar and Bioenergy(3)	406	350
Fertilizer	55	63

Total	$4,773	$4,466

(1)
Includes RMI of $3,593 million and $3,393 million at December 31, 2016 and 2015, respectively. Of these amounts $2,523 million and $2,513 million can be attributable to merchandising activities at December 31, 2016 and 2015, respectively.

(2)
Includes RMI of bulk soybean and canola oil in the aggregate amount of $123 million and $110 million at December 31, 2016 and 2015, respectively.

(3)
Includes sugar RMI, which can be attributable to Bunge's trading and merchandising business of $139 million and $163 million at December 31, 2016 and 2015, respectively.

5. OTHER CURRENT ASSETS

        Other current assets consist of the following:

(US$ in millions)	December 31, 2016	December 31, 2015
Unrealized gains on derivative contracts, at fair value	$1,327	$1,456
Prepaid commodity purchase contracts(1)	273	287
Secured advances to suppliers, net(2)	601	521
Recoverable taxes, net	467	364
Margin deposits	251	467
Marketable securities, at fair value and other short-term investments	94	234
Deferred purchase price receivable, at fair value(3)	87	79
Prepaid expenses	148	132
Other	397	359

Total	$3,645	$3,899

(1)
Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or operational risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. OTHER CURRENT ASSETS (Continued)

  when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $1 million and $2 million at December 31, 2016 and December 31, 2015, respectively. There were no significant changes in the allowance for 2016 and 2015, respectively.

  Interest earned on secured advances to suppliers of $38 million, $38 million and $37 million, respectively, for the years ended December 31, 2016, 2015 and 2014, respectively, is included in net sales in the consolidated statements of income.

(3)
Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge's accounts receivables sales program (see Note 17).

        Marketable Securities and Other Short-Term Investments—The Company invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a summary of amounts recorded on the consolidated balance sheets for marketable securities and other short-term investments.

(US$ in millions)	December 31, 2016	December 31, 2015
Foreign government securities	$28	$61
Corporate debt securities	57	92
Certificate of deposits/time deposits	7	55
Other	2	26

Total marketable securities and other short-term investments	$94	$234

        As of December 31, 2016, total marketable securities and other short-term investments includes $22 million of assets classified as available for sale, $63 million as trading and $9 million as other short-term investments. As of December 31, 2015, total marketable securities and other short-term investments includes $76 million of assets classified as held-to-maturity and $158 million as trading. Held-to-maturity foreign government and corporate debt securities and certificate of deposits/time deposits are expected to be converted to cash within a twelve month period and are therefore classified as current. Due to the short term nature of these investments, carrying value approximates fair value.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2016	2015
Land	$356	$339
Biological assets	613	454
Buildings	1,934	1,840
Machinery and equipment	5,055	4,488
Furniture, fixtures and other	514	437
Construction in progress	765	721

	9,237	8,279
Less: accumulated depreciation and depletion	(4,138)	(3,543)

Total	$5,099	$4,736

        Bunge capitalized expenditures of $810 million, $592 million and $846 million during the years ended 2016, 2015 and 2014, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $9 million, $7 million and $6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation and depletion expense was $517 million, $518 million and $576 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7. GOODWILL

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL (Continued)

        Changes in the carrying value of goodwill by segment for the years ended December 31, 2016 and 2015 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Goodwill	155	86	111	514	2	868
Accumulated impairment losses	(2)	—	(3)	(514)	—	(519)

Balance, December 31, 2014, net	153	86	108	—	2	349

Goodwill acquired	2	6	141	—	—	149
Impairment(3)	—	(13)	—	—	—	(13)
Tax benefit on goodwill amortization(2)	(3)	—	—	—	—	(3)
Foreign exchange translation	(31)	(14)	(18)	—	(1)	(64)

Goodwill, gross of impairments	123	78	234	514	1	950
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)

Balance, December 31, 2015, net	121	65	231	—	1	418

Goodwill acquired(1)	—	13	—	—	—	13
Measurement period adjustments	—	—	(76)	—	—	(76)
Tax benefit on goodwill amortization(2)	(3)	—	—	—	—	(3)
Foreign exchange translation	8	—	13	—	—	21

Goodwill, gross of impairments	128	91	171	514	1	905
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)

Balance, December 31, 2016, net	$126	$78	$168	$—	$1	$373

(1)
Relates to the 2016 acquisition of Walter Rau Neusser.

(2)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes for goodwill acquired prior to 2009, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill and then other intangible assets to zero, prior to recognizing any income tax benefit in the consolidated statements of income.

(3)
In 2015, goodwill impairment charge of $13 million represents all of the goodwill of the Brazilian tomato products business, recorded in the fourth quarter upon completion of Bunge's annual impairment analysis. This analysis was performed using discounted cash flow projections (the income approach) to determine the fair value of the business unit. The income approach estimates fair value by discounting the business unit's estimated future cash flows using a discount rate that reflects current market conditions and the risk profile of the business and includes, among other things, making assumptions about variables such as product pricing, future profitability and future capital expenditures that might be used by a market participant. All of these assumptions are subject to a high degree of judgment.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. OTHER INTANGIBLE ASSETS

        Other intangible assets consist of the following:

	December 31,
(US$ in millions)	2016	2015
Trademarks/brands, finite-lived	$141	$144
Licenses	7	11
Port rights	156	124
Other	254	220

	558	499
Less accumulated amortization:
Trademarks/brands(1)	(64)	(53)
Licenses	(5)	(6)
Port rights	(23)	(16)
Other	(130)	(98)

	(222)	(173)

Intangible assets, net of accumulated amortization	$336	$326

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

        In 2016, Bunge acquired $9 million of port rights, $4 million of brands and trademarks, and $8 million other intangible assets. Bunge allocated $12 million to the Edible Oils segment and $9 million to the Agribusiness segment. Finite lives of these intangibles range from 10 to 27 years. In 2015, Bunge acquired $73 million of port rights and $55 million other intangible assets including $36 million of customer lists. Bunge allocated $111 million to the Milling segment, $15 million to the Edible Oils segment and $2 million to the Agribusiness segment. Finite lives of these intangibles range from 10 to 27 years.

        Aggregate amortization expense was $31 million, $27 million and $32 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated future aggregate amortization expense is $31 million for 2017 and approximately $31 million annually for 2018 through 2020.

9. IMPAIRMENTS

        For the year ended December 31, 2016, Bunge recorded pre-tax, impairment charges of $87 million, of which $9 million and $71 million are in cost of goods sold and other income (expense)—net, respectively, in its consolidated statement of income. These amounts are primarily made up of $44 million that relates to the impairment of an investment in affiliate and other investments in the Sugar and Bioenergy segment, $15 million that relates to the impairment of an investment in affiliate in the Agribusiness segment, $12 million that relates to an intangible asset impairment of aquaculture patents and $9 million that relates to a property, plant and equipment

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. IMPAIRMENTS (Continued)

impairment of an Argentina fertilizer plant. The remaining impairment amounts recorded by Bunge for the year ended December 31, 2016 were individually insignificant. The fair values of the assets were determined utilizing discounted future expected cash flows, and in the case of the investment in affiliate in the Agribusiness segment, net market value based on quotes of similar assets.

        For the year ended December 31, 2015, Bunge recorded pre-tax, impairment charges of $57 million, of which $15 million, $14 million and $13 million are included in cost of goods sold, selling, general and administrative expenses and goodwill impairment, respectively, in its consolidated statement of income. These amounts are primarily made up of $15 million that relates to the announced closure of an oil packaging plant in the United States, $14 million that relates to the impairment of an equity method investment in a freight shipping company in Europe and $13 million that relates to a pre-tax goodwill impairment charge related to the tomato products business in Brazil. The remaining impairment amounts recorded by Bunge for the year ended December 31, 2015 were individually insignificant. The fair values of the assets were determined utilizing discounted future expected cash flows, and in the case of the equity method investment, net market value based on broker quotes of similar assets.

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

        Nonrecurring fair value measurements—The following table summarizes assets measured at fair value on a nonrecurring basis subsequent to initial recognition at December 31, 2016, 2015 and 2014, respectively. For additional information on Level 1, 2 and 3 inputs see Note 14.

		Fair Value Measurements Using
	Carrying Value Year Ended December 31, 2016				Impairment Losses Year ended December 31, 2016
(US$ in millions)		Level 1	Level 2	Level 3
Property, plant and equipment	$7	$—	$—	$7	$(9)

Intangibles	$—	$—	$—	$—	$(12)

Investment in affiliates and other investments	$13	$—	$—	$13	$(59)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. IMPAIRMENTS (Continued)

		Fair Value Measurements Using
	Carrying Value Year Ended December 31, 2015				Impairment Losses Year ended December 31, 2015
(US$ in millions)		Level 1	Level 2	Level 3
Property, plant and equipment	$12	$—	$—	$12	$(15)

Goodwill (see Note 7)	$—	$—	$—	$—	$(13)

Investments in affiliates	$3	$—	$—	$3	$(14)

		Fair Value Measurements Using
	Carrying Value Year Ended December 31, 2014				Impairment Losses Year ended December 31, 2014
(US$ in millions)		Level 1	Level 2	Level 3
Non-current assets held for sale	$33	$—	$—	$33	$(13)

Investment in affiliates	$17	$—	$—	$17	$(5)

Property, plant and equipment	$165	$—	$—	$165	$(103)

10. INVESTMENTS IN AFFILIATES

        Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. Certain equity method investments at December 31, 2016 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.

Agribusiness

        Vietnam Agribusiness Holdings Ptd. Ltd.—Bunge and Wilmar International Limited ("Wilmar") completed the formation of a joint venture in Vietnam in which Wilmar will invest into Bunge's crush operations in Vietnam, creating a three-party joint venture with Bunge and Wilmar as equal 45% shareholders and Quang Dung, a leading soybean meal distributor in Vietnam, retaining its existing 10% stake in the operations.

        Terminal Fronteira Norte Logística S.A.("TFN")—Bunge has a 50% ownership interest in TFN, a joint venture with Amaggi located in Barcarena, Brazil. The TFN complex is mainly dedicated to exporting soybean and corn from the key Brazilian producing region of Mato Grosso.

        Terminais do Graneis do Guaruja("TGG")—Bunge has a 57% ownership interest in Terminais do Graneis do Guaruja, a joint venture with Amaggi International Ltd. located on the left bank of the Port of Santos, Brazil. TGG acts as a port terminal for reception, storage and shipment of solid bulk cargoes.

        G3 Global Holding GP Inc.—Bunge has a 25% ownership interest in G3 Global Holding GP Inc., a joint venture with SALIC that operates grain facilities in Canada.

        PT Bumiraya Investindo—Bunge has a 35% ownership interest in PT Bumiraya Investindo, an Indonesian palm plantation company.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INVESTMENTS IN AFFILIATES (Continued)

        Caiasa—Paraguay Complejo Agroindustrial Angostura S.A—Bunge has a 33.33% ownership interest in an oilseed processing facility joint venture with Louis Dreyfus Company and Aceitera General Deheza S.A. ("AGD"), in Paraguay.

        Terminal 6 S.A. and Terminal 6 Industrial S.A—Bunge has a joint venture, Terminal 6 S.A., in Argentina with AGD for the operation of a port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD, Terminal 6 Industrial S.A., that operates a crushing facility located adjacent to the port facility. Bunge owns 40% and 50%, respectively, of these joint ventures.

Sugar and Bioenergy

        Solazyme Bunge Produtos Renovaveis Ltda.—In April 2012, Bunge entered into a joint venture with TerraVia Holdings Inc. (formerly Solazyme Inc.) for the production of renewable oils in Brazil, using sugar supplied by one of Bunge's mills. Bunge owns a 49.9% interest in this entity.

        ProMaiz—Bunge has a joint venture in Argentina with AGD for the operation of a corn wet milling facility. Bunge is a 50% owner in this joint venture.

        Southwest Iowa Renewable Energy, LLC ("SIRE")—Bunge is a 25% owner of SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near Bunge's oilseed processing facility in Council Bluffs, Iowa.

11. OTHER NON-CURRENT ASSETS

        Other non-current assets consist of the following:

(US$ in millions)	December 31, 2016	December 31, 2015
Recoverable taxes, net(1)	$139	$133
Judicial deposits(1)	129	119
Other long-term receivables	23	23
Income taxes receivable(1)	261	195
Long-term investments	54	49
Affiliate loans receivable	25	15
Long-term receivables from farmers in Brazil, net(1)	133	117
Other	163	121

Total	$927	$772

(1)
These non-current assets arise primarily from Bunge's Brazilian operations and their realization could take in excess of five years.

        Recoverable taxes, net—Recoverable taxes are reported net of allowances of $32 million and $20 million at December 31, 2016 and 2015, respectively.

        Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER NON-CURRENT ASSETS (Continued)

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

        Affiliate loans receivable—Affiliate loans receivable, are primarily interest bearing receivables from unconsolidated affiliates with a remaining maturity of greater than one year.

        Long-term receivables from farmers in Brazil, net of reserves—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop and through credit sales of fertilizer to farmers.

        The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2016	2015
Legal collection process(1)	$144	$119
Renegotiated amounts(2)	52	58
Other long-term receivables	46	40

Total	$242	$217

(1)
All amounts in legal process are considered past due upon initiation of legal action.

(2)
All renegotiated amounts are current on repayment terms.

        The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2016 and 2015 was $235 million and $214 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2016		December 31, 2015
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process	$84	78	$78	$69
Renegotiated amounts	36	31	37	31
For which no allowance has been provided:
Legal collection process	60	—	41	—
Renegotiated amounts	16	—	21	—
Other long-term receivables	46	—	40	—

Total	$242	$109	$217	$100

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. OTHER NON-CURRENT ASSETS (Continued)

        The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2016	2015
Beginning balance	$100	$153
Bad debt provisions	3	11
Recoveries	(12)	(20)
Write-offs	(1)	(2)
Transfers(1)	—	5
Foreign exchange translation	19	(47)

Ending balance	$109	$100

(1)
Represents reclassifications from allowance for doubtful accounts-current for secured advances to suppliers.

12. OTHER CURRENT LIABILITIES

        Other current liabilities consist of the following:

(US$ in millions)	December 31, 2016	December 31, 2015
Accrued liabilities	$548	$688
Unrealized losses on derivative contracts at fair value	1,203	1,471
Advances on sales	395	371
Other	330	233

Total	$2,476	$2,763

13. INCOME TAXES

        Bunge operates globally and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities, as well as tax agreements and treaties among these jurisdictions. Bunge's tax provision is impacted by, among other factors, changes in tax laws, regulations, agreements and treaties, currency exchange rates and Bunge's profitability in each taxing jurisdiction.

        Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.

        The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
United States	$102	$207	$315
Non-United States	894	844	419

Total	$996	$1,051	$734

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The components of the income tax expense (benefit) are:

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Current:
United States	$(76)	$35	$93
Non-United States	170	245	246

	94	280	339

Deferred:
United States	38	36	20
Non-United States	88	(20)	(110)

	126	16	(90)

Total	$220	$296	$249

        Reconciliation of the income tax expense (benefit) if computed at the U.S. Federal income tax rate to Bunge's reported income tax expense (benefit) is as follows:

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Income from operations before income tax	$996	$1,051	$734
Income tax rate	35%	35%	35%

Income tax expense at the U.S. Federal tax rate	349	368	257
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	(68)	(16)	(37)
Valuation allowances	(44)	44	112
Fiscal incentives(1)	(34)	(41)	(41)
Foreign exchange on monetary items	5	(5)	(24)
Tax rate changes	4	1	4
Non-deductible expenses	3	16	38
Uncertain tax positions	89	(14)	6
Deferred balance adjustments	—	(8)	25
Equity distributions	—	(64)	(32)
Foreign income taxed in Brazil	—	—	(93)
Tax credits	(89)	—	—
Other	5	15	34

Income tax (benefit) expense	$220	$296	$249

(1)
Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2016	2015
Deferred income tax assets:(1)
Net operating loss carryforwards	$944	$923
Employee benefits	158	89
Tax credit carryforwards	10	8
Inventories	18	—
Intangibles	9	20
Accrued expenses and other	231	378

Total deferred tax assets	1,370	1,418
Less valuation allowances	(839)	(798)

Deferred tax assets, net of valuation allowance	531	620

Deferred income tax liabilities:(1)
Property, plant and equipment	200	211
Undistributed earnings of affiliates	13	11
Investments	33	38
Inventories	—	4

Total deferred tax liabilities	246	264

Net deferred tax assets	$285	$356

(1)
Bunge has changed its presentation of the composition of deferred tax assets and liabilities to a net approach, where a net deferred tax asset or liability is disclosed for each primary component of the deferred tax assets and liabilities. The change in presentation did not impact the consolidated balance sheet presentation of deferred tax assets and liabilities.

        Bunge has provided a deferred tax liability totaling $13 million and $11 million as of December 31, 2016 and 2015, respectively for unremitted earnings that are not considered to be permanently reinvested. As of December 31, 2016, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $1,120 million and accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes either in the form of withholding taxes or income taxes to the recipient; however, it is not practicable to estimate the amount of taxes that would be payable upon remittance of these earnings.

        At December 31, 2016, Bunge's net operating loss carryforwards totaled $3,350 million, of which $2,709 million have no expiration, including loss carryforwards of $1,705 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not provide for a consolidated return concept. As a result, realization of these carryforwards may take in excess of five years.

        The remaining tax loss carryforwards expire at various periods beginning in 2016 through the year 2033.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.

        As of December 31, 2016 and 2015, Bunge has recorded valuation allowances of $839 million and $798 million, respectively. The net increase of $41 million results primarily from cumulative translation adjustments for Brazil offset by the release of valuation allowances from sugar mills in Brazil.

        Unrecognized Tax Benefits—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. At December 31, 2016 and 2015, respectively, Bunge had recorded unrecognized tax benefits of $81 million and $63 million in other non-current liabilities and $49 million and $1 million in current liabilities in its consolidated balance sheets. During 2016, 2015 and 2014, respectively, Bunge recognized $10 million, $1million and $16 million of interest and penalty charges in income tax (expense) benefit in the consolidated statements of income. At December 31, 2016 and 2015, respectively, Bunge had included accrued interest and penalties of $36 million and $26 million within the related tax liability line in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2016	2015	2014
Balance at January 1,	$51	$72	$151
Additions based on tax positions related to the current year	9	6	9
Additions based on acquisitions	2	10	—
Additions based on tax positions related to prior years	374	1	16
Reductions for tax positions of prior years	—	(14)	(12)
Settlement or clarification from tax authorities	(1)	(6)	(79)
Expiration of statute of limitations	(9)	(5)	(1)
Foreign currency translation	(17)	(13)	(12)

Balance at December 31,	$409	$51	$72

        The majority of the additions based on tax positions related to prior years relates to three events recognized during 2016. During the second quarter of 2016, one of Bunge's European subsidiaries amended a tax position for the 2010-2015 tax years as a result of the receipt of a tax ruling, and filed refund claims. However, given the unique factual circumstances and the uncertain state of the applicable tax regulations, Bunge has recorded an unrecognized tax benefit of $240 million as of December 31, 2016. In addition, the Company recorded additional unrecognized tax benefits of $30 million and $26 million for tax positions in Asia in the first and fourth quarters of 2016.

        Except for a $24 million unrecognized tax benefit for temporary differences, substantially all of the unrecognized tax benefits balance, if recognized, would affect Bunge's effective tax rate. A significant portion of the unrecognized tax benefits, if recognized, would result in additional deferred tax assets that would be assessed for recoverability. It is anticipated that approximately $213 million of the unrecognized tax benefits, if recognized, would be fully offset by a valuation allowance as it is more likely than not that Bunge would not realize a tax benefit from the deferred tax assets.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        Bunge believes that it is reasonably possible that approximately $50 million of its unrecognized tax benefits may be recognized by the end of 2017 as a result of a lapse of the statute of limitations or settlement with the tax authorities.

        Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	2009 - 2016
South America	2010 - 2016
Europe	2004 - 2016
Asia-Pacific	2003 - 2016

        As of December 31, 2016, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2012 of approximately 4,453 million Brazilian reais (approximately $1,366 million), plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of 23 million Brazilian reais (approximately $7 million) as of December 31, 2016.

        In addition, as of December 31, 2016, Bunge's Argentine subsidiary had received income tax assessments relating to 2006 through 2009 of approximately 1,275 million Argentine pesos (approximately $80 million), plus applicable interest on the outstanding amount of approximately 3,327 million Argentine pesos (approximately $209 million). Bunge anticipates that the tax authorities will examine subsequent fiscal years, although no notice has been rendered to Bunge's Argentine subsidiary.

        Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with exception of unrecognized tax benefit discussed above) in Brazil and Argentina and intends to vigorously defend its position against these assessments.

        Bunge made cash income tax payments, net of refunds received, of $144 million, $271 million and $303 million during the years ended December 31, 2016, 2015, and 2014, respectively.

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

        Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 3 for trade structured finance program, Note 17 for deferred purchase price receivable related to sales of trade receivables, Note 11 for long-term receivables from farmers in Brazil, net and other long-term investments, Note 16 for long-term debt, Note 9 for other non-recurring fair value measurements and Note 18 for employee benefit plans. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The following table sets forth, by level, Bunge's assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2016				December 31, 2015
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 4)	$—	$3,618	$237	$3,855	$—	$3,421	$245	$3,666
Trade accounts receivable(1)	—	6	—	6	—	6	—	6
Unrealized gain on designated derivative contracts(2):
Interest Rate	—	1	—	1	—	—	—	—
Foreign exchange	—	29	—	29	—	30	—	30
Unrealized gain on undesignated derivative contracts(2):
Interest rate	—	1	—	1	—	—	—	—
Foreign exchange	—	312	—	312	9	176	—	185
Commodities	421	431	96	948	252	696	220	1,168
Freight	16	—	—	16	65	—	—	65
Energy	23	1	—	24	7	—	1	8
Deferred purchase price receivable (Note 17)	—	87	—	87	—	79	—	79
Other(3)	18	108	—	126	68	176	—	244

Total assets	$478	$4,594	$333	$5,405	$401	$4,584	$466	$5,451

Liabilities:
Trade accounts payable(1)	$—	$478	$44	$522	$—	$399	$44	$443
Unrealized loss on designated derivative contracts(4):
Interest rate	—	18	—	18	—	3	—	3
Foreign exchange	—	—	—	—	—	15	—	15
Unrealized loss on undesignated derivative contracts(4):
Foreign exchange	—	233	—	233	1	605	—	606
Commodities	356	444	144	944	402	304	52	758
Freight	14	—	1	15	56	—	—	56
Energy	9	—	2	11	31	—	2	33

Total liabilities	$379	$1,173	$191	$1,743	$490	$1,326	$98	$1,914

(1)
Trade accounts receivable and payable are generally stated at historical amounts, net of write-offs and allowances, with the exception of $6 million and $522 million, at December 31, 2016 and $6 million and $443 million at December 31, 2015, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

  commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There were $5 million and nil included in other non-current assets at December 31, 2016 and December 31, 2015, respectively.

(3)
Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There were $18 million and nil included in other non-current liabilities at December 31, 2016 and December 31, 2015, respectively.

        Derivatives—Exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. Bunge's forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below. Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

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

        Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at December 31, 2016 and 2015, respectively.

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

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

2016 and 2015. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net(2)	Total
Balance, January 1, 2016	$167	$245	$(44)	$368
Total gains and losses (realized/unrealized) included in cost of goods sold	(88)	162	24	98

Purchases	—	1,107	(222)	885
Sales	—	(1,400)	—	(1,400)
Issuances	(1)	—	—	(1)
Settlements	(133)	—	206	73
Transfers into Level 3	(4)	760	(78)	678
Transfers out of Level 3	8	(637)	70	(559)

Balance, December 31, 2016	$(51)	$237	$(44)	$142

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the years ended December 31, 2016 and 2015 for Level 3 assets and liabilities that were held at December 31, 2016 and 2015.

	Level 3 Instruments
	Fair Value Measurements
(US$ in millions)	Derivatives, Net(1)	Readily Marketable Inventories	Trade Accounts Receivable and Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2016
Cost of goods sold	$(1)	$(41)	$1	$(48)

Changes in unrealized gains and (losses) relating to assets and liabilities held at December 31, 2015
Cost of goods sold	$37	$(13)	$(2)	$22

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

        As of December 31, 2016, Bunge had fixed-to-variable interest rate swap agreements. Below is a summary of Bunge's current interest rate swap agreements designated as fair value hedge agreements as of December 31, 2016.

Notional Amount of Hedged Obligation	Notional Amount of Derivative		Maturity Date	Payment Weighted Average Rate Payable	Fixed Rate Receivable
$500		$500	November 24, 2020	3 month LIBOR plus 1.91%	3.50%
euro 800	euro	800	June 16, 2023	6 month EURIBOR plus 1.64%	1.85%
$550		$550	August 15, 2026	3 month LIBOR plus 1.12%	3.25%

        Additionally, on various dates in 2016, Bunge entered into interest rate futures, one year interest rate swap agreements and forward rate agreements that do not qualify for hedge accounting, and therefore Bunge has not designated these as hedge instruments for accounting purposes. The interest

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

rate futures, interest rate swaps and forward rate agreements have been recorded at fair value in the consolidated condensed balance sheets with changes in fair value recorded contemporaneously in earnings. Below is a summary of Bunge's outstanding interest rate swap agreements and forward rate agreements.

	December 31, 2016
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
(US$ in millions)		(Short)(2)	Long(2)
Interest Rate
Futures	$5	$—	$—	Notional
Swaps	—	(500)	569	Notional
Forward Rate Agreements	—	(68)	979	Notional

(1)
Exchange traded derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange traded derivatives are presented on a gross (short) and long position basis.

        Foreign exchange derivatives and hedging activities—Bunge uses a combination of foreign exchange forward, swap and option contracts in certain of its operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward and option contracts may be designated as cash flow hedges. Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investment in certain of its foreign subsidiaries.

        Foreign exchange risk is also managed through the use of foreign currency debt. Bunge has 800 million euro senior unsecured euro-denominated notes of which 797 million euro is designated as, and effective as, a net investment hedge of euro denominated assets. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI.

        Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The table below summarizes the notional amounts of open foreign exchange positions.

	December 31, 2016
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
(US$ in millions)		(Short)(2)	Long(2)
Foreign Exchange
Options	$—	$(126)	$268	Delta
Forwards	—	(8,889)	6,126	Notional
Swaps	—	(129)	157	Notional

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

	December 31, 2016
	Exchange Traded
		Non-exchange Traded
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Agricultural Commodities
Futures	(6,914,908)	—	—	Metric Tons
Options	(334,494)	—	—	Metric Tons
Forwards	—	(35,672,883)	25,960,476	Metric Tons
Swaps	—	(3,326,874)	1,442,144	Metric Tons

(1)
Exchange traded derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange traded derivatives are presented on a gross (short) and long position basis.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        Ocean freight derivatives—Bunge uses derivative instruments referred to as freight forward agreements (FFAs) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at December 31, 2016 and 2015, respectively.

        The table below summarizes the open ocean freight positions.

	December 31, 2016
	Exchange Cleared
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure
		(Short)(2)	Long(2)
Ocean Freight
FFA	(3,165)	—	—	Hire Days
FFA Options	(467)	—	—	Hire Days

(1)
Exchange cleared derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

        Energy derivatives—Bunge uses energy derivative instruments for various purposes including to manage its exposure to volatility in energy costs. Bunge's operations use energy, including electricity, natural gas, coal, and fuel oil, including bunker fuel.

        The table below summarizes the open energy positions.

	December 31, 2016
	Exchange Traded
		Non-exchange Cleared
	Net (Short) & Long(1)			Unit of Measure(3)
		(Short)(2)	Long(2)
Natural Gas(3)
Futures	3,930,000	—	—	MMBtus
Swaps	—	—	1,351,351	MMBtus
Energy—Other
Futures	1,777	—	—	Metric Tons
Forwards	—	—	6,048,869	Metric Tons
Swaps	215,100	—	—	Metric Tons
Options	(1,285)	—	—	Metric Tons

(1)
Exchange traded and cleared derivatives are presented on a net (short) and long position basis.

(2)
Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

(3)
Million British Thermal Units ("MMBtus") are standard units of measurement used to denote an amount of electricity and natural gas, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

The Effect of Financial Instruments on the Consolidated Statements of Income

        The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the consolidated statements of income for the years ended December 31, 2016 and 2015.

		Gain or (Loss) Recognized in Income on Derivative Instruments
		December 31,
(US$ in millions)	Location	2016	2015
Designated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$5	$—

Total		$5	$—

Undesignated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$(4)	$—
Interest Rate	Other income (expense)-net	—	(2)
Foreign Exchange	Foreign exchange gains (losses)	267	(302)
Foreign Exchange	Cost of goods sold	772	(620)
Commodities	Cost of goods sold	(618)	1,062
Freight	Cost of goods sold	8	6
Energy	Cost of goods sold	19	(25)

Total		$444	$119

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The table below summarizes the effect of financial instruments that are designated and qualify as cash flow and net investment hedges on the consolidated statement of income.

	Year Ended December 31, 2016
			Gain or (Loss) Reclassified from Accumulated OCI into Income(1)
		Gain or (Loss) Recognized in Accumulated OCI(1)			Gain or (Loss) Recognized in Income on Derivatives
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount(2)
Cash Flow Hedge:
Foreign Exchange(3)	$181	$48	Foreign exchange gains (losses)	$16	Foreign exchange gains (losses)	$—

Total	$181	$48		$16		$—

Net Investment Hedge:
Foreign Currency denominated debt(4)	$881	$41	Foreign currency denominated debt	$—	Foreign currency denominated debt	$—

Foreign Exchange(3)	$—	$(394)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—

Total	$881	$(353)		$—		$—

(1)
The gain (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2016, Bunge expects to reclassify into income in the next 12 months $44 million of after-tax loss related to its foreign exchange cash flow hedges and nil for net investment hedges.

(2)
There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)
The foreign exchange contracts mature at various dates through January 2018.

(4)
The euro loans mature in 2023.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (Continued)

        The table below summarizes the effect of financial instruments that are designated and qualify as cash flow hedges on the condensed consolidated statement of income for the year ended December 31, 2015.

	Year Ended December 31, 2015
			Gain or (Loss) Reclassified from Accumulated OCI into Income(1)
		Gain or (Loss) Recognized in Accumulated OCI(1)			Gain or (Loss) Recognized in Income on Derivatives
	Notional Amount
(US$ in millions)			Location	Amount	Location	Amount(2)
Cash Flow Hedge:
Foreign Exchange(3)	$238	$76	Foreign exchange gains (losses)	$(76)	Foreign exchange gains (losses)	$—

Total	$238	$76		$(76)		$—

Net Investment Hedge:
Foreign Exchange(3)	$1,878	$223	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—

Total	$1,878	$223		$—		$—

(1)
The gain or (loss) recognized relates to the effective portion of the hedging relationship. At December 31, 2015, Bunge expected to reclassify into income in the next 12 months approximately $76 million of after-tax gains (losses) related to its foreign exchange cash flow hedges and nil for net investment hedges.

(2)
There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or to amounts excluded from the assessment of hedge effectiveness.

(3)
The foreign exchange contracts matured at various dates through November 2020.

15. SHORT-TERM DEBT AND CREDIT FACILITIES

        Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs and charges on certain lending transactions, including certain intercompany loans and foreign

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHORT-TERM DEBT AND CREDIT FACILITIES (Continued)

currency conversions in Brazil. The weighted-average interest rate on short-term borrowings at December 31, 2016 and 2015 was 8.69% and 4.92%, respectively.

	December 31,
(US$ in millions)	2016	2015
Lines of credit:
Secured, variable interest rate of 2.33%	$—	$25
Unsecured, variable interest rates from 1.27% to 32.00%(1)	257	623

Total short-term debt	$257	$648

(1)
Includes $148 million and $137 million of local currency borrowings in certain Central and Eastern European, South American, South African and Asia-Pacific countries at a weighted-average interest rate of 13.63% and 15.54% as of December 31, 2016 and 2015, respectively.

        Bunge's commercial paper program is supported by an identical amount of committed back up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor's Financial Services and P-1 by Moody's Investors Service. On November 20, 2014, Bunge entered into an unsecured $600 million five-year Liquidity Facility with certain lenders party thereto. The Liquidity Facility replaced the then existing $600 million five-year liquidity facility, dated as of November 17, 2011. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge's commercial paper program. At December 31, 2016 and December 31, 2015, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

        In addition to the committed facilities discussed above, from time-to-time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2016 and 2015, nil and nil were outstanding under these bilateral short-term credit lines, respectively. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $257 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2016 to support working capital requirements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. LONG-TERM DEBT AND CREDIT FACILITIES

        Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2016	2015
Revolving credit facilities	$—	$752
Term loan due 2019—three-month Yen LIBOR plus 0.75% (Tranche A)	243	237
Term loan due 2019—fixed Yen interest rate of 0.96% (Tranche B)	51	50
Term loan due 2019—three-month LIBOR plus 1.30% (Tranche C)	85	85
4.10% Senior Notes due 2016	—	500
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	497
1.85% Senior Notes due 2023—Euro	843	—
3.25% Senior Notes due 2026	694	—
Consolidated investment fund debt(1)	—	53
Other	144	171

Subtotal	4,007	3,795
Less: Current portion of long-term debt	(938)	(869)

Total long-term debt	$3,069	$2,926

(1)
There is no consolidated investment fund debt as of December 31, 2016. Bunge elected to account for $53 million at fair value as of December 31, 2015.

        The fair values of long-term debt, including current portion, at December 31, 2016 and 2015 $4,163 million and $3,940 million, respectively, are calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2016			December 31, 2015
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Fair Value (Level 3)	Carrying Value	Fair Value (Level 2)	Fair Value (Level 3)
Long-term debt, including current portion	$4,007	$4,163	$—	$3,795	$3,887	$53

        On August 15, 2016, Bunge completed the sale of $700 million aggregate principal amount of 3.25% senior notes due August 15, 2026. The unsecured senior notes were issued by Bunge's 100% owned finance subsidiary, Bunge Limited Finance Corp., and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $695 million were used for general corporate purposes, including, but not limited to, the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. LONG-TERM DEBT AND CREDIT FACILITIES (Continued)

        On June 24, 2016, Bunge completed the refinancing on a $200 million three-year committed unsecured bilateral revolving credit facility, to mature on June 24, 2019. A further $500 million of unsecured bilateral revolving credit facilities were refinanced on September 23, 2016 to mature on September 23, 2019. Borrowings under these facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.40% per annum based on the credit ratings on its senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.

        On June 16, 2016, Bunge completed the sale of 600 million euro (approximately $670 million) aggregate principal amount of 1.85% senior notes due June 16, 2023 ("Notes"). Additionally, on November 17, 2016 Bunge completed the sale of 200 million euro (approximately $214 million) of the Notes bringing the aggregate principal amount to 800 million euro. The Notes were issued by Bunge's 100% owned finance subsidiary, Bunge Finance Europe B.V., and are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The aggregated net proceeds of 802 million euro (approximately $887 million) were used for general corporate purposes, including, but not limited to the repayment of outstanding indebtedness, which includes indebtedness under revolving credit facilities.

        At December 31, 2016, Bunge had $5,015 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.

        Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $63 million at December 31, 2016 have been mortgaged or otherwise collateralized against long-term debt of $41 million at December 31, 2016.

        Principal Maturities—Principal maturities of long-term debt at December 31, 2016 are as follows:

(US$ in millions)
2017	$938
2018	14
2019	992
2020	511
2021	18
Thereafter	1,551

Total(1)	$4,024

(1)
Excludes changes in long-term debt attributable to fair value hedge accounting of $17 million.

        Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2016.

        During the years ended December 31, 2016, 2015 and 2014, Bunge paid interest, net of interest capitalized, of $234 million, $227 million and $223 million, respectively.

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

        Koninklijke Bunge B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program terminates on May 26, 2021. The trade receivables sold under the program are subject to specified eligibility criteria, including eligible currencies, and country and obligor concentration limits.

        The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

(US$ in millions)	December 31, 2016	December 31, 2015
Receivables sold which were derecognized on Bunge balance sheet	$628	$524

Proceeds received in cash related to transfer of receivables	$9,197	$10,396

Cash collections from customers on receivables previously sold	$9,176	$10,542

Gross receivables sold	$9,405	$10,601

(US$ in millions)	December 31, 2016	December 31, 2015	December 31, 2014
Discounts related to gross receivables sold included in SG&A	$6	$5	$7

(US$ in millions)	December 31, 2016	December 31, 2015
Deferred purchase price included in other current assets	$87	$79

        Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price ("DPP"), and is included in other current assets in the consolidated balance sheets (see Note 5). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. TRADE RECEIVABLES SECURITIZATION PROGRAM (Continued)

2016 and 2015 were insignificant. Bunge has reflected all cash flows under the Program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014.

18. EMPLOYEE BENEFIT PLANS

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

        Plan Amendments and Transfers In and Out—There were no significant amendments, settlements or transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2016 or 2015.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2016 or 2015. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2016	2015	2016	2015
Change in benefit obligations:
Benefit obligation at the beginning of year	$864	$906	$56	$69
Service cost	32	35	—	—
Interest cost	35	33	7	5
Plan curtailments	(3)	(6)	—	—
Actuarial (gain) loss, net	31	(54)	8	8
Employee contributions	6	6	1	1
Net transfers in (out)	8	—	—	—
Plan settlements	(5)	(6)	—	—
Benefits paid	(21)	(30)	(7)	(8)
Expenses paid	(2)	(3)	—	—
Impact of foreign exchange rates	(4)	(17)	9	(19)

Benefit obligation at the end of year	$941	$864	$74	$56

Change in plan assets:
Fair value of plan assets at the beginning of year	$689	$650	$—	$—
Actual return on plan assets	53	(3)	—	—
Employer contributions	20	90	6	7
Employee contributions	6	6	1	1
Plan settlements	(4)	(6)	—	—
Effect of plan combinations	1	—	—	—
Benefits paid	(21)	(30)	(7)	(8)
Expenses paid	(3)	(3)	—	—
Impact of foreign exchange rates	(1)	(15)	—	—

Fair value of plan assets at the end of year	$740	$689	$—	$—

Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(201)	$(175)	$(74)	$(56)

Net (liability) asset recognized in the balance sheet	$(201)	$(175)	$(74)	$(56)

Amounts recognized in the balance sheet consist of:
Non-current assets	$16	$12	$—	$—
Current liabilities	(5)	(5)	(8)	(6)
Non-current liabilities	(212)	(182)	(66)	(50)

Net liability recognized	$(201)	$(175)	$(74)	$(56)

        Included in accumulated other comprehensive income for pension benefits at December 31, 2016 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

prior service credit of $6 million ($4 million, net of tax) and unrecognized actuarial loss of $190 million ($124 million, net of tax). Expected prior service costs and unrecognized actuarial losses as a component of net periodic benefit costs included in accumulated other comprehensive income in 2016 is $10 million ($7 million, net of tax).

        Included in accumulated other comprehensive income for postretirement healthcare benefits at December 31, 2016 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million ($1 million, net of tax), and unrecognized actuarial loss of $14 million ($9 million, net of tax). Bunge does not expect to recognize any unrecognized prior service credits or unrecognized actuarial losses as components of net periodic benefit costs for its postretirement benefit plans in 2016.

        Bunge has aggregated certain defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2016, $941 million projected benefit obligations includes plans with projected benefit obligations of $806 million which were in excess of the fair value of related plan assets of $589 million. At December 31, 2015, the $864 million projected benefit obligations include plans with projected benefit obligations of $758 million which were in excess of the fair value of related plan assets of $570 million. The accumulated benefit obligation for the defined pension benefit plans, respectively, was $850 million at December 31, 2016 and $786 million at December 31, 2015.

        The following table summarizes information relating to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2016	2015
Projected benefit obligation	$680	$642
Accumulated benefit obligation	$617	$588
Fair value of plan assets	$484	$474

        At December 31, 2016, for measurement purposes related to postretirement benefit plans, an 8.8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016, decreasing to 8.0% by 2038, remaining at that level thereafter. At December 31, 2015, for measurement purposes related to postretirement benefit plans, an 8.1% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2015, decreasing to 7.4% by 2029, remaining at that level thereafter.

        A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost	$1	$—
Effect on postretirement benefit obligation	$5	$(5)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

        The components of net periodic benefit costs are as follows for defined benefit pension plans and postretirement benefit plans:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2016	2015	2014	2016	2015	2014
Service cost	$32	$35	$30	$—	$—	$—
Interest cost	35	33	36	7	5	6
Expected return on plan assets	(44)	(42)	(39)	—	—	—
Amortization of prior service cost	—	1	1	—	—	—
Amortization of net loss	10	12	4	—	—	(1)
Curtailment loss	—	1	—	—	—	(2)
Settlement loss recognized	—	1	—	—	—	—
Special termination benefit	1	—	—	—	—	—

Net periodic benefit costs	$34	$41	$32	$7	$5	$3

        The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2016	2015	2016	2015
Discount rate	3.9%	4.2%	10.8%	11.4%
Increase in future compensation levels	3.2%	3.3%	N/A	N/A

        The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Pension Benefits December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	4.2%	3.8%	4.9%	11.4%	9.8%	10.0%
Expected long-term rate of return on assets	6.4%	6.7%	6.7%	N/A	N/A	N/A
Increase in future compensation levels	3.3%	3.5%	3.5%	N/A	N/A	N/A

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

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

        The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	Fair Value Measurements at December 31, 2016
	Pension Benefits
(US$ in millions) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$8	$8	$—	$—
Equities:
Mutual Funds(1)	406	366	40	—
Fixed income securities:
Mutual Funds(2)	299	199	100	—
Others(3)	27	—	23	4

Total	$740	$573	$163	$4

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. EMPLOYEE BENEFIT PLANS (Continued)

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

  Bunge expects to contribute $13 million and $8 million, respectively, to its defined benefit pension and postretirement benefit plans in 2017.

  The following benefit payments, which reflect future service as appropriate, are expected to be paid related to defined benefit pension and postretirement benefit plans:

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2017	$42	$8
2018	42	8
2019	44	8
2020	46	7
2021	48	7
2022 and onwards	270	30

        Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $11 million, $11 million and $12 million during the years ended December 31, 2016, 2015 and 2014, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RELATED PARTY TRANSACTIONS

        Notes receivable—Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $20 million at December 31, 2016, which matures in June 2019, with interest based on CDI, the average one-day interbank deposit rate in Brazil.

        Bunge holds a note receivable from Solazyme Bunge Renewable Oils Cooperatief U.A., a 49.9% equity method investment in Brazil, having a carrying value of $10 million at December 31, 2016, which matures in April 2017, with an interest rate of 11.05%.

        In addition, Bunge held notes receivables from other related parties totaling $6 million at December 31, 2016, and 2015, respectively.

        Notes payable—Bunge holds a note payable with its joint venture Bunge SCF Grain LLC with a carrying value of $18 million at December 31, 2016. This note matures on March 31, 2019 with an interest rate based on LIBOR and is included in other long-term liabilities in Bunge's consolidated balance sheet.

        Other—Bunge purchased soybeans and other commodity products and received port services from certain of its unconsolidated ventures, totaling $1,054 million, $757 million and $746 million for the years ended December 31, 2016, 2015 and 2014, respectively. Bunge also sold soybeans and other commodity products and provided port services to certain of its unconsolidated ventures, totaling $326 million, $351 million and $345 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016 and 2015, Bunge had approximately $33 million and $16 million of receivables from these ventures included in trade accounts receivable in the consolidated balance sheets as of those dates. In addition, at December 31, 2016 and 2015, Bunge had approximately $46 million and $25 million of payables to these ventures included in trade accounts payable in the consolidated balance sheets as of those dates.

        In addition, Bunge provided services during the years ended December 31, 2016, 2015 and 2014, to its unconsolidated ventures totaling $103 million, $106 million and $111 million, respectively, for services including primarily tolling and administrative support. Bunge believes all of these transaction values are similar to those that would be conducted with third parties.

20. COMMITMENTS AND CONTINGENCIES

        Bunge is party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge's financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge's position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. COMMITMENTS AND CONTINGENCIES (Continued)

consolidated balance sheets. Included in other non-current liabilities at December 31, 2016 and 2015 are the following amounts related to these matters:

(US$ in millions)	December 31, 2016	December 31, 2015
Non-income tax claims	$170	$163
Labor claims	82	75
Civil and other claims	98	78

Total	$350	$316

        Non-income Tax claims—These tax claims relate principally to claims against Bunge's Brazilian subsidiaries, primarily value added tax claims (ICMS, IPI, PIS/COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments' responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits, which are being challenged before the Supreme Court. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on the Company's evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the consolidated financial statements.

        On February 13, 2015, Brazil's Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority on lower court cases. Based on management's review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge's pending cases, management recorded a liability of 468 million Brazilian reais (approximately $144 million and $120 million as of December 31, 2016 and 2015, respectively), plus applicable interest. During the fourth quarter of 2016, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. As of December 31, 2016, the accrued liability was 418 million Brazilian reais (approximately $128 million), plus applicable interest.

        As of December 31, 2016, the Brazilian state authorities have concluded examinations of the ICMS tax returns from 1990 to the present and have issued approximately 1,300 assessments totaling approximately 797 million Brazilian reais (approximately $245 million as of December 31, 2016), plus applicable interest and penalties on the outstanding amount. As of December 31, 2015, the claims were approximately 740 million Brazilian reais (approximately $228 million), plus applicable interest and penalties on the outstanding amount. Management intends to continue to vigorously defend against its pending state cases. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. COMMITMENTS AND CONTINGENCIES (Continued)

        As of December 31, 2016 the Brazilian authorities have concluded examinations of the PIS COFINS tax returns and issued assessments relating to years 2004 through the first quarter of 2011. As of December 31, 2016, the cumulative claims for 2004 through 2011 were approximately 510 million Brazilian reais (approximately $156 million), plus applicable interest and penalties on the outstanding amount. As of December 31, 2015, the claims for 2004 through 2010 were approximately 500 million Brazilian reais (approximately $154 million as of December 31, 2016), plus applicable interest and penalties on the outstanding amount. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

        Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings and claims related to its activities. In 2011, Bunge's subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of December 31, 2016, totaled approximately $234 million. In 2012, the Argentine government suspended Bunge's Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge's business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.

        Labor claims—The labor claims are principally claims against Bunge's Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

        Civil and other claims—The civil and other claims relate to various disputes with third parties, including suppliers and customers.

        During the first quarter of 2016, Bunge received a notice from the Brazilian Administrative Council for Economic Defense initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry and others for alleged anticompetitive activities in the north and northeast of Brazil. Bunge is defending against this action; however, the proceedings are at an early stage and Bunge cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, which may be imposed.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. COMMITMENTS AND CONTINGENCIES (Continued)

        Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2016:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee(1)(2)	$99
Residual value guarantee(3)	222

Total	$321

(1)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2017 through 2022. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2016, Bunge recorded no obligation related to these guarantees.

(2)
Bunge issued guarantees to certain third parties related to performance of its unconsolidated joint ventures. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2016, Bunge recorded no obligation related to these guarantees.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2018 through 2021. At December 31, 2016, Bunge's recorded obligation related to these guarantees was $4 million.

        Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.

        In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, its subsidiaries. At December 31, 2016, Bunge's consolidated balance sheet includes debt with a carrying amount of $4,035 million related to these guarantees. This debt includes the senior notes issued by three of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. There are largely no restrictions on the ability of Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

        Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for the use of ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements generally range from two months to approximately seven years, in the case of ocean freight vessels, depending on market conditions, and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. COMMITMENTS AND CONTINGENCIES (Continued)

five to nine years in the case of railroad services. Future minimum payment obligations due under these agreements are as follows:

(US$ in millions)	Ocean Freight Vessels	Railroad Services	Minimum Payment Obligations
2017	$114	$43	$157
2018 and 2019	112	68	180
2020 and 2021	91	68	159
2022 and thereafter	53	102	155

Total	$370	$281	$651

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

        Also in the ordinary course of business, Bunge enters into relet agreements related to ocean freight vessels. Such relet agreements are similar to sub-leases. Bunge received approximately $60 million during the year ended December 31, 2016 and expects to receive payments of approximately $10 million in 2017 under such relet agreements.

        Commitments—At December 31, 2016, Bunge had approximately $16 million of purchase commitments related to its inventories, $109 million of power supply contracts and $72 million of contractual commitments related to construction in progress.

21. REDEEMABLE NONCONTROLLING INTERESTS

        In July 2012, Bunge and Nutre Farming B.V. entered into a joint venture agreement whereby Bunge acquired a 55% interest in a newly formed oilseed processing venture in its agribusiness segment in Eastern Europe. Bunge consolidates the venture in its consolidated financial statements. In conjunction with the formation of the venture, Bunge entered into an agreement to acquire the remaining 45% interest at either Bunge's or the noncontrolling interest holder's option in the future. The exercise date and price of the option were reasonably determinable. As a result, Bunge had classified the noncontrolling interest as redeemable noncontrolling interest in its consolidated balance sheet as of December 31, 2012. During the second quarter of 2016, Bunge exercised its call option for the remaining 45% interest in the joint venture for approximately $39 million. The transaction has concluded in September 2016.

22. EQUITY

        Share Repurchase Program—In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the fourth quarter ended December 31, 2016. Bunge repurchased 3,296,230 common shares for the nine months ended September 30, 2016 under this program for $200 million. Total repurchases under the program from its inception in May

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. EQUITY (Continued)

2015 through December 31, 2016 were 4,707,440 shares for $300 million. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.

        Cumulative Convertible Perpetual Preference Shares—Bunge has 6,900,000, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding at December 31, 2016. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.1507 common shares based on a conversion price of $86.9010 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 7,939,830 Bunge Limited common shares at December 31, 2016).

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

        The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In each of the years ended December 31, 2016, 2015 and 2014, Bunge recorded $34 million of dividends on its convertible preference shares.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. EQUITY (Continued)

        Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$(2,486)	$(22)	(69)	5	(2,572)
Other comprehensive income (loss) before reclassifications	(1,411)	21	(90)	(2)	(1,482)
Amount reclassified from accumulated other comprehensive income	—	(9)	5	—	(4)

Net-current period other comprehensive income (loss)	(1,411)	12	(85)	(2)	(1,486)

Balance, December 31, 2014	(3,897)	$(10)	(154)	3	(4,058)
Other comprehensive income (loss) before reclassifications	(2,546)	147	7	—	(2,392)
Amount reclassified from accumulated other comprehensive income (loss)	—	77	13	—	90

Net-current period other comprehensive income (loss)	(2,546)	224	20	—	(2,302)

Balance, December 31, 2015	(6,443)	$214	(134)	3	(6,360)
Other comprehensive income (loss) before reclassifications	709	(305)	(11)	—	393
Amount reclassified from accumulated other comprehensive income (loss)	—	(11)	—	—	(11)

Net-current period other comprehensive income (loss)	709	(316)	(11)	—	382

Balance, December 31, 2016	$(5,734)	$(102)	$(145)	$3	$(5,978)

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

        The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2016	2015	2014
Income from continuing operations	$776	$755	$485
Net (income) loss attributable to noncontrolling interests	(22)	1	(2)

Income (loss) from continuing operations attributable to Bunge	754	756	483

Other redeemable obligations(1)	(2)	(19)	(14)
Convertible preference share dividends	(34)	(34)	(34)
Income (loss) from discontinued operations, net of tax	(9)	35	32

Net income (loss) available to Bunge common shareholders	$709	$738	$467

Weighted-average number of common shares outstanding:
Basic	139,845,124	143,671,546	146,209,508
Effect of dilutive shares:
—stock options and awards(2)	441,521	749,031	1,021,270
—convertible preference shares(3)	7,939,830	7,818,390	—

Diluted	148,226,475	152,238,967	147,230,778

Basic earnings per common share:
Net income (loss) from continuing operations	$5.13	$4.90	$2.98
Net income (loss) from discontinued operations	(0.06)	0.24	0.22

Net income (loss) to Bunge common shareholders—basic	$5.07	$5.14	$3.20

Diluted earnings per common share:
Net income (loss) from continuing operations	$5.07	$4.84	$2.96
Net income (loss) from discontinued operations	(0.06)	0.23	0.21

Net income (loss) to Bunge common shareholders—diluted	$5.01	$5.07	$3.17

(1)
Accretion of redeemable noncontrolling interest of $2 million, $19 million and $14 million for the years ended December 31, 2016, 2015 and 2014, respectively, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder may have required Bunge to purchase

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. EARNINGS PER COMMON SHARE (Continued)

  the remaining shares of an oilseed processing operation in Central and Eastern Europe. As further discussed in Note 21 Redeemable Noncontrolling Interest, during the second quarter of 2016 Bunge exercised its call option with Prio for their 45% interest in the joint venture for approximately $39 million. The transaction concluded in September 2016. Accretion for the respective periods includes the effect of losses incurred by the operations for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
The weighted-average common shares outstanding-diluted excludes approximately 4 million, 3 million and 2 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
Weighted-average common share outstanding-diluted for the year ended December 31, 2014 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares outstanding.

24. SHARE-BASED COMPENSATION

        For the years ended December 31, 2016, 2015 and 2014, Bunge recognized in additional paid-in capital approximately $44 million, $46 million and $49 million, respectively, of total compensation expense for awards classified as equity awards related to its stock option and restricted stock unit awards in additional paid-in capital.

        In 2016, Bunge granted equity awards under the 2016 Equity Incentive Plan (the "2016 EIP") and 2009 Equity Incentive Plan (the "2009 EIP"), both shareholder approved plans. Under the 2016 EIP and 2009 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity based awards to officers, employees, consultants and independent contractors in the form of stock options, restricted stock units (performance based or time-vested) or other equity based awards. The 2016 EIP replaced the 2009 EIP, under which, beginning May 26, 2016, no further awards may be granted. Shares issued under the Plan may consist, in whole or in part, of authorized and unissued Shares, treasury Shares or Shares reacquired by the Company in any manner, or a combination thereof.

          (i)  Stock Option Awards—Options to purchase Bunge Limited common shares are granted with an exercise price equal to the grant date fair market value of Bunge common stock, vest over service periods that generally range from one to three years, and expire 10 years from the date of grant. Vesting may be accelerated in certain circumstances as provided in the plans or associated Award Agreements. Grant date fair value is recognized as compensation expense on a straight-line basis for option grants beginning in 2006 and for options granted prior to 2006, compensation expense is recognized on an accelerated basis over the vesting period of each grant.

         (ii)  Restricted Stock Units—Restricted stock units ("RSUs") give recipients the right to receive shares of Bunge common stock upon the lapse of related restrictions determined by the Compensation Committee. Restrictions on RSUs may be based on continued service by the recipient through the designated term and/or based on the achievement of certain performance targets. These targets may be financial or market-based, and the number of units actually earned varies based on the level of achievement of predefined goals. Compensation expense in recognized on a straight-line bases over the vesting period for restricted stock units. RSUs vest in various increments and at various dates, generally

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. SHARE-BASED COMPENSATION (Continued)

over periods ranging from one to three years. Vesting may be accelerated under certain circumstances as defined in the plans or associated Award Agreements. RSUs are generally settled in shares of Bunge common stock upon satisfaction of the applicable vesting terms. Where share settlement may be prohibited under local law, RSUs are settled in cash. At the time of settlement, a participant holding a vested restricted stock unit will also be entitled to receive corresponding accrued dividend equivalent share payments.

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

          (i)  Stock Option Awards—Options to purchase Bunge Limited common shares were historically granted with an exercise price equal to the grant date fair market value of Bunge Limited common stock. Options were set to expire ten years after the date of grant and generally vested and became exercisable on the third anniversary of the grant date. Bunge no longer makes grants of options under the 2007 Directors' Plan and there are no longer any options outstanding under the plan.

         (ii)  Restricted Stock Units—Restricted stock units granted to non-employee directors generally vest on the first anniversary of the grant date, provided the director continues to serve on the Board until such date, and are settled in Bunge Limited common stock. RSUs granted as part of our Chairman's supplemental annual retainer have historically vested on December 31 of the year of grant. At the time of settlement, a participant holding a vested restricted stock unit or deferred restricted stock unit is also entitled to receive corresponding accrued dividend equivalent share payments.

        The fair value of each stock option granted under any of Bunge's equity incentive plans is estimated on the grant date using the Black Scholes Merton option pricing model. Assumptions for the prior three years are noted in the following table. The expected volatility of Bunge's common shares is a weighted average of historical volatility calculated using the daily closing price of Bunge's shares up to the grant date and implied volatilities on open option contracts on Bunge's stock as of the grant date. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of granted options represents the period of time that the granted options are expected to be outstanding based on historical experience and giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon bonds with a term equal to the expected option term of the respective grants and grant dates.

	December 31,
Assumptions:	2016	2015	2014
Expected option term (in years)	5.67	5.87	6.02
Expected dividend yield	3.04%	1.67%	1.51%
Expected volatility	26.06%	27.47%	40.91%
Risk-free interest rate	1.41%	1.73%	1.84%

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. SHARE-BASED COMPENSATION (Continued)

        A summary of option activity under the plans for the year ended December 31, 2016 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	4,795,671	$75.64
Granted	1,586,400	$50.18
Exercised	(78,189)	$57.77
Forfeited or expired	(354,063)	$72.30

Outstanding at December 31, 2016	5,949,819	$69.35	6.26	$45

Exercisable at December 31, 2016	3,635,613	$75.19	4.67	$10

        The weighted-average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $8.86, $19.36 and $28.25, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was approximately $1 million, $11 million and $34 million, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.

        At December 31, 2016, $17 million of total unrecognized compensation cost related to non-vested stock options granted under the equity incentive plan is expected to be recognized over the next two years.

        A summary of activity under Bunge's restricted stock unit plans for the year ended December 31, 2016 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2016	1,160,628	$79.16
Granted	866,790	51.42
Vested/issued(2)	(317,586)	75.43
Forfeited/cancelled(2)	(165,567)	75.43

Restricted stock units at December 31, 2016(1)	1,544,265	$64.85

(1)
Includes accrued unvested dividends, which are payable in Bunge's common shares upon vesting of underlying restricted stock units.

(2)
During the year ended December 31, 2016, Bunge issued 235,204 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $57.91 per share. During the year ended December 31, 2016, 82,520 performance-based restricted stock units vested. During the year ended December 31, 2016, Bunge canceled approximately 135,948 shares related to performance-based restricted stock unit awards that did not vest due to non-achievement of performance targets and performance-based restricted stock unit awards that were withheld to cover payment of employee related taxes.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. SHARE-BASED COMPENSATION (Continued)

        The fair value of RSU and performance-based awards is determined based on the market value of the Company's shares on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $51.42, $81.97 and $79.26, respectively.

        At December 31, 2016, there was approximately $42 million of total unrecognized compensation cost related to restricted stock units share-based compensation arrangements under the equity incentive plans, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2016 was approximately $18 million.

        Common Shares Reserved for Share-Based Awards—The 2007 Directors' Plan, the 2009 EIP and the 2016 EIP provide that 600,000, 10,000,000 and 5,800,000 common shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. At December 31, 2016, 113,732 and 5,766,487 common shares were available for future grants under the 2007 Directors' Plan and the 2016 EIP, respectively. Upon approval of the 2016 EIP, no shares were available for future grant under the 2009 EIP.

25. LEASE COMMITMENTS

        Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms of one year or more at December 31, 2016 are as follows:

(US$ in millions)	Minimum Lease Payments
2017	$152
2018	115
2019	99
2020	72
2021	59
Thereafter	171

Total	$668

        Net rent expense under non-cancelable operating leases is as follows:

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Rent expense	$213	$182	$259
Sublease income	(9)	(6)	(22)

Net rent expense	$204	$176	$237

        In addition, Bunge enters into agricultural partnership agreements for the production of sugarcane. These agreements have an average remaining life of four years and cover approximately 211,017 hectares of land under cultivation. Amounts owed under these agreements are dependent on

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. LEASE COMMITMENTS (Continued)

several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane, sugar and ethanol council. During the years ended December 31, 2016, 2015 and 2014, Bunge made payments related to these agreements of $154 million, $125 million and $162 million, respectively. Of these amounts $89 million, $75 million and $95 million, respectively, were payments for advances on future production and $65 million, $50 million and $67 million, respectively, were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, respectively.

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

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated(1)	Total
2016
Net sales to external customers	$30,061	$6,859	$1,647	$3,709	$403	$—	$42,679
Inter—segment revenues	3,867	115	9	13	—	(4,004)	—
Foreign exchange gains (losses)	(7)	(1)	(7)	9	(2)	—	(8)
Noncontrolling interests(1)	(21)	(13)	—	—	(2)	14	(22)
Other income (expense)—net	24	7	(4)	(16)	1	—	12
Segment EBIT(3)	875	112	131	(4)	29	—	1,143
Discontinued operations(2)	—	—	—	—	—	(9)	(9)
Depreciation, depletion and amortization	(236)	(94)	(62)	(143)	(12)	—	(547)
Investments in affiliates	325	—	—	48	—	—	373
Total assets	12,159	2,329	1,444	2,754	318	184	19,188
Capital expenditures	421	108	75	131	16	33	784
2015
Net sales to external customers	$31,267	$6,698	$1,609	$3,495	$386	$—	$43,455
Inter—segment revenues	3,499	178	37	12	—	(3,726)	—
Foreign exchange gains (losses)	67	—	(8)	(68)	1	—	(8)
Noncontrolling interests(1)	(9)	(8)	—	—	(1)	19	1
Other income (expense)—net	(3)	4	(3)	(15)	(1)	—	(18)
Segment EBIT(4)	1,108	59	103	(27)	5	—	1,248
Discontinued operations(2)	—	—	—	—	—	35	35
Depreciation, depletion and amortization	(234)	(90)	(46)	(160)	(15)	—	(545)
Investments in affiliates	249	—	—	80	—	—	329
Total assets	11,832	1,963	1,343	2,318	299	159	17,914
Capital expenditures	359	63	60	125	17	25	649
2014
Net sales to external customers	$42,109	$7,972	$2,064	$4,542	$474	$—	$57,161
Inter—segment revenues	3,510	161	88	—	—	(3,759)	—
Foreign exchange gains (losses)	39	(4)	(8)	19	1	—	47
Noncontrolling interests(1)	(23)	(9)	—	(1)	(5)	36	(2)
Other income (expense)—net	8	5	(4)	10	(2)	—	17
Segment EBIT	890	58	131	(168)	45	—	956
Discontinued operations(2)	—	—	—	—	—	32	32
Depreciation, depletion and amortization	(240)	(96)	(47)	(208)	(16)	—	(607)
Investments in affiliates	178	—	—	116	—	—	294
Total assets	14,268	2,235	1,174	3,143	356	249	21,425
Capital expenditures	411	95	103	193	16	21	839

(1)
Includes the noncontrolling interests' share of interest and tax to reconcile to consolidated noncontrolling interests.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SEGMENT INFORMATION (Continued)

(2)
Represents net income (loss) from discontinued operations.

(3)
2016 EBIT includes $122 million of gains related to disposition of equity interest in operations in Agribusiness, recorded in other income (expense)-net. In addition, Bunge recorded pre-tax impairment charges of $71 million and $9 million in other income (expense)-net and cost of goods sold, respectively. Of these pre-tax impairment charges, $44 million was allocated to Sugar and Bioenergy, $27 million to Agribusiness and $9 million to Fertilizer.

(4)
2015 EBIT includes a $47 million gain on the sale of assets in Agribusiness. In addition, Bunge recorded pre-tax impairment charges of $57 million, of which $15 million, $14 million and $13 million are included in cost of goods sold, selling, general and administrative expenses and goodwill impairment, respectively. Of these pre-tax impairment charges, $14 million was allocated to Agribusiness and $28 million to Edible Oil Products.

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

        A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Total segment EBIT from continuing operations	$1,143	$1,248	$956
Interest income	51	43	87
Interest expense	(234)	(258)	(347)
Income tax (expense) benefit	(220)	(296)	(249)
Income (loss) from discontinued operations, net of tax	(9)	35	32
Noncontrolling interests' share of interest and tax	14	19	36

Net income attributable to Bunge	$745	$791	$515

        Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Agricultural Commodity Products	$30,061	$31,267	$42,109
Edible Oil Products	6,859	6,698	7,972
Wheat Milling Products	1,079	1,054	1,462
Corn Milling Products	568	555	602
Sugar and Bioenergy Products	3,709	3,495	4,542
Fertilizer Products	403	386	474

Total	$42,679	$43,455	$57,161

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. SEGMENT INFORMATION (Continued)

        Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Net sales to external customers:
Europe	$14,238	$14,346	$18,234
United States	10,239	10,256	12,199
Asia-Pacific	7,843	8,680	10,932
Brazil	6,604	6,117	10,422
Argentina	1,406	1,490	1,857
Canada	1,120	1,245	1,784
Rest of world	1,229	1,321	1,733

Total	$42,679	$43,455	$57,161

	Year Ended December 31,
(US$ in millions)	2016	2015	2014
Long-lived assets(1):
Brazil	$2,452	$2,086	$2,711
United States	1,249	1,130	1,022
Europe	1,107	1,074	1,181
Asia-Pacific	505	558	572
Canada	378	400	347
Argentina	189	204	257
Rest of world	320	377	480

Total	$6,200	$5,829	$6,570

(1)
Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net, investments in affiliates and non-current assets held for sale.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year End
2016
Net sales	$8,916	$10,541	$11,423	$11,799	$42,679
Gross profit	620	530	556	704	2,410
Income (loss) from discontinued operations, net of tax	(9)	(4)	5	(1)	(9)
Net income (loss)	232	120	130	285	767
Net income (loss) attributable to Bunge	235	121	118	271	745
Earnings per common share—basic(1)
Net income (loss)	$1.64	$0.86	$0.93	$2.04	$5.48

Net income (loss) from continuing operations	$1.64	$0.81	$0.80	$1.89	$5.13
Net income (loss) from discontinued operations	(0.07)	(0.03)	0.03	(0.01)	(0.06)

Net income (loss) to Bunge common shareholders	$1.57	$0.78	$0.83	$1.88	$5.07

Earnings per common share—diluted(1)
Net income (loss)	$$1.55	$0.86	$0.93	$1.92	$5.17

Net income (loss) from continuing operations	$1.60	$0.81	$0.79	$1.83	$5.07
Net income (loss) from discontinued operations	(0.06)	(0.03)	0.04	(0.01)	(0.06)

Net income (loss) to Bunge common shareholders	$1.54	$0.78	$0.83	$1.82	$5.01

Weighted-average number of shares:
Weighted-average number of shares
outstanding—basic	141,062,415	139,406,634	139,444,320	139,475,593	139,845,124
Weighted-average number of shares
outstanding—diluted	149,213,091	139,764,877	139,927,845	148,078,492	148,226,475
Market price:
High	$66.82	$67.77	$66.21	$73.61
Low	$47.79	$55.62	$57.76	$58.64
2015
Net sales	$10,806	$10,782	$10,762	$11,105	$43,455
Gross profit	710	535	745	703	2,693
Income (loss) from discontinued operations, net of tax	14	1	21	(1)	35
Net income (loss)	260	93	234	203	790
Net income (loss) attributable to Bunge	263	86	239	203	791
Earnings per common share—basic(1)
Net income (loss)	$1.79	$0.65	$1.63	$1.42	$5.50

Net income (loss) from continuing operations	$1.61	$0.50	$1.45	$1.33	$4.90
Net income (loss) from discontinued operations	0.10	0.01	0.14	(0.01)	0.24

Net income (loss) to Bunge common shareholders	$1.71	$0.51	$1.59	$1.32	$5.14

Earnings per common share—diluted(1)
Net income (loss)	$1.69	$0.64	$1.54	$1.35	$5.19

Net income (loss) from continuing operations	$1.58	$0.50	$1.42	$1.31	$4.84
Net income (loss) from discontinued operations	0.09	—	0.14	(0.01)	0.23

Net income (loss) to Bunge common shareholders	$1.67	$0.50	$1.56	$1.30	$5.07

Weighted-average number of shares:
Weighted-average number of shares
outstanding—basic	145,164,587	143,726,689	143,361,057	142,466,906	143,671,546
Weighted-average number of shares
outstanding—diluted	153,817,713	144,626,753	151,794,399	150,744,716	152,238,967
Market price:
High	$92.31	$92.85	$89.86	$79.41
Low	$78.50	$83.16	$68.94	$61.81

(1)
Earnings per share to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2016 and 2015 does not equal the total computed for the year.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated: February 28, 2017	By:	/s/ THOMAS M. BOEHLERT Thomas M. Boehlert Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2017	By:	/s/ SOREN SCHRODER Soren Schroder Chief Executive Officer
February 28, 2017	By:	/s/ THOMAS M. BOEHLERT Thomas Boehlert Chief Financial Officer
February 28, 2017	By:	/s/ J. MATT SIMMONS, JR. J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 28, 2017	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
February 28, 2017	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director
February 28, 2017	By:	/s/ CAROL M. BROWNER Carol M. Browner Director

S-1

February 28, 2017	By:	/s/ PAUL CORNET DE WAYS-RUART Paul Cornet De Ways-Ruart Director
February 28, 2017	By:	/s/ WILLIAM ENGELS William Engels Director
February 28, 2017	By:	/s/ ANDREW FERRIER Andrew Ferrier Director
February 28, 2017	By:	/s/ ANDREAS FIBIG Andreas Fibig Director
February 28, 2017	By:	/s/ KATHLEEN W. HYLE Kathleen W. Hyle Director
February 28, 2017	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Director and Chairman of the Board of Directors
February 28, 2017	By:	/s/ JOHN E. MCGLADE John E. McGlade Director

S-2