Form 10-Q
period 2017-03-31
Bunge LTD
filed 2017-05-03
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

As of April 28, 2017 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 140,395,133

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$11,121	$8,916
Cost of goods sold	(10,661)	(8,296)

Gross profit	460	620
Selling, general and administrative expenses	(378)	(314)
Interest income	12	10
Interest expense	(65)	(57)
Foreign exchange gains (losses)	56	21
Other income (expense) — net	(3)	(5)

Income from continuing operations before income tax	82	275
Income tax (expense) benefit	(28)	(34)

Income (loss) from continuing operations	54	241
Income (loss) from discontinued operations, net of tax	(6)	(9)

Net income (loss)	48	232
Net (income) loss attributable to noncontrolling interests	(1)	3

Net income (loss) attributable to Bunge	47	235
Convertible preference share dividends and other obligations	(8)	(13)

Net income (loss) available to Bunge common shareholders	$39	$222

Earnings per common share—basic (Note 16)
Net income (loss) from continuing operations	$0.31	$1.64
Net income (loss) from discontinued operations	(0.04)	(0.07)

Net income (loss) attributable to Bunge common shareholders	$0.27	$1.57

Earnings per common share—diluted (Note 16)
Net income (loss) from continuing operations	$0.31	$1.60
Net income (loss) from discontinued operations	(0.04)	(0.06)

Net income (loss) attributable to Bunge common shareholders	$0.27	$1.54

Dividends per common share	$0.42	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$48	$232
Other comprehensive income (loss):
Foreign exchange translation adjustment	266	520
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil in 2017 and nil in 2016	(7)	(184)
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil in 2017 and nil in 2016	(2)	7
Total other comprehensive income (loss)	257	343
Total comprehensive income (loss)	305	575
Less: comprehensive (income) loss attributable to noncontrolling interests	(6)	(6)
Total comprehensive income (loss) attributable to Bunge	$299	$569

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$676	$934
Time deposits under trade structured finance program (Note 4)	26	64
Trade accounts receivable (less allowances of $125 and $122) (Note 12)	1,671	1,676
Inventories (Note 5)	5,188	4,773
Other current assets (Note 6)	4,447	3,645
Total current assets	12,008	11,092

Property, plant and equipment, net	5,351	5,099
Goodwill	497	373
Other intangible assets, net	365	336
Investments in affiliates	419	373
Deferred income taxes	515	524
Time deposits under trade structured finance program (Note 4)	464	464
Other non-current assets (Note 7)	1,001	927
Total assets	$20,620	$19,188
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$503	$257
Current portion of long-term debt (Note 11)	938	938
Letter of credit obligations under trade structured finance program (Note 4)	490	528
Trade accounts payable	3,898	3,485
Other current liabilities (Note 9)	2,787	2,476
Total current liabilities	8,616	7,684
Long-term debt (Note 11)	3,266	3,069
Deferred income taxes	216	239
Other non-current liabilities	889	853

Commitments and contingencies (Note 14)
Equity (Note 15):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2017 - 6,899,700 and 2016 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2017 — 140,382,123 shares, 2016 — 139,500,862 shares	1	1
Additional paid-in capital	5,195	5,143
Retained earnings	8,188	8,208
Accumulated other comprehensive income (loss) (Note 15)	(5,726)	(5,978)
Treasury shares, at cost - 2017 and 2016 - 12,882,313 shares, respectively	(920)	(920)
Total Bunge shareholders’ equity	7,428	7,144
Noncontrolling interests	205	199
Total equity	7,633	7,343
Total liabilities and equity	$20,620	$19,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$48	$232
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on debt	14	78
Bad debt expense	11	11
Depreciation, depletion and amortization	130	113
Share-based compensation expense	10	13
Deferred income tax expense (benefit)	(12)	32
Other, net	15	12
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	27	(301)
Inventories	(252)	(222)
Trade accounts payable and accrued liabilities	421	442
Net unrealized gain/loss on derivative contracts	(259)	(410)
Margin deposits	(83)	100
Other, net	(117)	(23)
Cash provided by (used for) operating activities	(47)	77
INVESTING ACTIVITIES
Payments made for capital expenditures	(182)	(110)
Acquisitions of businesses (net of cash acquired)	(367)	—
Proceeds from investments	59	158
Payments for investments	(65)	(251)
Payments for investments in affiliates	(45)	(11)
Other, net	(7)	2
Cash provided by (used for) investing activities	(607)	(212)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	170	152
Proceeds from short-term debt with maturities greater than 90 days	108	89
Repayments of short-term debt with maturities greater than 90 days	(50)	(56)
Proceeds from long-term debt	1,432	3,094
Repayments of long-term debt	(1,258)	(2,810)
Proceeds from the exercise of option for common shares	46	—
Repurchases of common shares	—	(181)
Dividends paid	(67)	(62)
Other, net	(5)	(7)
Cash provided by (used for) financing activities	376	219
Effect of exchange rate changes on cash and cash equivalents	20	28
Net increase (decrease) in cash and cash equivalents	(258)	112
Cash and cash equivalents, beginning of period	934	411
Cash and cash equivalents, end of period	$676	$523

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2017	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343
Net income (loss)	—	—	—	—	—	—	47	—	—	1	48
Other comprehensive income (loss)	—	—	—	—	—	—	—	252	—	5	257
Dividends on common shares	—	—	—	—	—	—	(59)	—	—	—	(59)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Share-based compensation expense	—	—	—	—	—	10	—	—	—	—	10
Issuance of common shares	—	(300)	—	881,261	—	42	—	—	—	—	42
Balance, March 31, 2017	$—	6,899,700	$690	140,382,123	$1	$5,195	$8,188	$(5,726)	$(920)	$205	$7,633

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2016	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652
Net income (loss)	(3)	—	—	—	—	—	235	—	—	(3)	232
Accretion of noncontrolling interest	5	—	—	—	—	(5)	—	—	—	—	(5)
Other comprehensive income (loss)	2	—	—	—	—	—	—	334	—	9	343
Dividends on common shares	—	—	—	—	—	—	(52)	—	—	—	(52)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Noncontrolling interests from redemption	—	—	—	—	—	(2)	—	—	—	(4)	(6)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	(22)	(22)
Share-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Repurchase of common shares	—	—	—	(2,965,349)	—	—	—	—	(181)	—	(181)
Issuance of common shares	—	—	—	185,786	—	(3)	—	—	—	—	(3)
Balance, March 31, 2016	$41	6,900,000	$690	139,703,904	$1	$5,108	$7,900	$(6,026)	$(901)	$191	$6,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2016 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, forming part of Bunge’s 2016 Annual Report on Form 10-K filed with the SEC on February 28, 2017.

2.                                      ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements — In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The new guidance shortens the premium amortization period for certain callable debt securities to the earliest call date.  The new guidance does not require an accounting change for securities held at a discount, which will continue to be amortized to maturity.  The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Early adoption is permitted.  The new requirements should be implemented using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost should be included in the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost should be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted.  Entities should apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively.  The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component should be applied prospectively.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In February 2017, the FASB  issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies the scope of Subtopic 610-20 on the sale or transfer of nonfinancial assets to noncustomers, including partial sales.  The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The new requirements may be implemented either retrospectively to each period presented in the financial statements (i.e., the full retrospective approach), or retrospectively with a cumulative—effect adjustment to retained earnings at the date of initial application (i.e., the modified retrospective approach). The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 from the goodwill impairment test.  Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for annual or interim impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The new requirements should be implemented on a prospective basis.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business.  The amendments provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Otherwise, to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Early adoption is permitted.  The new requirements should be implemented on a prospective basis.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

Recently Adopted Accounting Pronouncements - In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), Interests Held through Related Parties That Are under Common Control, which provides that a single decision maker is not required to consider indirect interests held through related parties that are under common control with the decision maker to be equivalents of direct interests in their entity. The new guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Bunge adopted this ASU upon its effective date of January 1, 2017 and the adoption did not have a material impact on Bunge’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Bunge adopted this ASU upon its effective date of January 1, 2017 and the adoption did not have a material impact on Bunge’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The update is effective for fiscal years beginning after December 15, 2016 on a prospective basis, with earlier application permitted.  Bunge adopted this ASU upon its effective date of January 1, 2017 and the adoption did not have a material impact on Bunge’s consolidated financial statements.

3.                                      BUSINESS ACQUISITIONS

On February 28, 2017, Bunge closed on the acquisition of two oilseed processing plants and related operations in the Netherlands and France pursuant to an agreement with Cargill Inc. Bunge paid a total purchase price of approximately $344 million, subject to adjustments for working capital. The preliminary purchase price allocation resulted in $109 million allocated to property, plant and equipment, $125 million to other net assets and liabilities and $7 million to finite-lived intangible assets. The transaction also resulted in $103 million of goodwill allocated to Bunge’s agribusiness operations.

4.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the three months ended March 31, 2017 and 2016, the net return from these activities, was $11 million and $15 million, respectively, and were included as a reduction of cost of goods sold in the accompanying consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions, and time deposits denominated in either the local currency of the financial institutions counterparties or in U.S. dollars, as well as foreign exchange forward contracts, all of which are subject to legally enforceable set-off agreements. The LCs and foreign exchange contracts are presented within the line item letter of credit obligations under trade structured finance program on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

The table below summarizes the assets and liabilities included in the condensed consolidated balance sheets and the associated fair value amounts at March 31, 2017 and December 31, 2016, related to the program.   The fair values approximated the carrying amount of the related financial instruments.

	March 31,	December 31,
(US$ in millions)	2017	2016
Current assets:
Carrying value of time deposits	$26	$64
Fair value (Level 2 measurement) of time deposits	$26	$64

Non-current assets:
Carrying value of time deposits	$464	$464
Fair value (Level 2 measurement) of time deposits	$464	$464

Current liabilities:
Carrying value of letters of credit obligations and foreign exchange contracts	$490	$528

Fair value (Level 2 measurement) of letters of credit obligations	$489	$528
Fair value (Level 2 measurement) of foreign exchange forward contracts-(gains) losses	1	—
Total fair value (Level 2 measurement) of letters of credit obligations and foreign exchange contracts	$490	$528

As of March 31, 2017 and December 31, 2016, time deposits, LCs, and foreign exchange contracts of $6,110 million and $5,732 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met.  At March 31, 2017 and December 31, 2016, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.45% and 2.36%, respectively.  During the three months ended March 31, 2017 and 2016, total net proceeds from issuances of LCs were $1,604 million and $1,396 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

5.                                      INVENTORIES

Inventories by segment are presented below. Readily marketable inventory (“RMI”) are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat, carried at fair value because of their commodity characteristics, widely available markets and international pricing mechanisms. All other inventories are carried at lower of cost and net realizable value.

	March 31,	December 31,
(US$ in millions)	2017	2016
Agribusiness (1)	$4,138	$3,741
Edible Oil Products (2)	432	404
Milling Products	190	167
Sugar and Bioenergy (3)	354	406
Fertilizer	74	55
Total	$5,188	$4,773

(1)         Includes RMI of $3,979 million and $3,593 million at March 31, 2017 and December 31, 2016, respectively.  Of these amounts $2,990 million and $2,523 million can be attributable to merchandising activities at March 31, 2017 and December 31, 2016, respectively.

(2)         Includes RMI of bulk soybean and canola oil in the aggregate amount of $108 million and $123 million at March 31, 2017 and December 31, 2016, respectively.

(3)         Includes sugar RMI, which can be attributable to Bunge’s trading and merchandising business of $50 million and $139 million at March 31, 2017 and December 31, 2016, respectively.

6.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2017	2016
Unrealized gains on derivative contracts, at fair value	$1,907	$1,327
Prepaid commodity purchase contracts (1)	252	273
Secured advances to suppliers, net (2)	637	601
Recoverable taxes, net	448	467
Margin deposits	326	251
Marketable securities, at fair value and other short-term investments	151	94
Deferred purchase price receivable, at fair value (3)	95	87
Prepaid expenses	156	148
Other	475	397
Total	$4,447	$3,645

(1)         Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)         Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $10 million at March 31, 2017 and $1 million at December 31, 2016. There were no significant changes in the allowance at March 31, 2017 and December 31, 2016, respectively.

Interest earned on secured advances to suppliers of $16 million and $11 million, respectively, for the three months ended March 31, 2017 and 2016 is included in net sales in the condensed consolidated statements of income.

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

	March 31,	December 31,
(US$ in millions)	2017	2016
Foreign government securities	$84	$28
Corporate debt securities	60	57
Certificate of deposits/time deposits	5	7
Other	2	2
Total marketable securities and other short-term investments	$151	$94

As of March 31, 2017, total marketable securities and other short-term investments includes $21 million of assets classified as available for sale, $123 million as trading and $7 million as other short-term investments. As of December 31, 2016, total marketable securities and other short-term investments includes $22 million of assets classified as available for sale, $63 million as trading and $9 million as other short-term investments. Held-to-maturity foreign government and corporate debt securities and certificate of deposits/time deposits are expected to be converted to cash within a twelve month period and are therefore classified as current. Due to the short term nature of these investments, carrying value approximates fair value.

7.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	March 31,	December 31,
(US$ in millions)	2017	2016
Recoverable taxes, net (1)	$155	$139
Judicial deposits (1)	139	129
Other long-term receivables	26	23
Income taxes receivable (1)	271	261
Long-term investments	62	54
Affiliate loans receivable	27	25
Long-term receivables from farmers in Brazil, net (1)	146	133
Other	175	163
Total	$1,001	$927

(1)                                 These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take several years.

Recoverable taxes, net-Recoverable taxes are reported net of allowances of $27 million and $32 million at March 31, 2017 and December 31, 2016, respectively.

Judicial deposits-Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate, which is the benchmark rate of the Brazilian central bank.

Income taxes receivable-Income taxes receivable includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be primarily utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate.

Affiliate loans receivable-Affiliate loans receivable are primarily interest bearing receivables from unconsolidated affiliates with a remaining maturity of greater than one year.

Long-term receivables from farmers in Brazil, net of reserves-Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers.

The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil.

	March 31,	December 31,
(US$ in millions)	2017	2016
Legal collection process (1)	$150	$144
Renegotiated amounts (2)	62	52
Other long-term receivables	45	46
Total	$257	$242

(1)         All amounts in legal process are considered past due upon initiation of legal action.

(2)         All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2017 and the year ended December 31, 2016 was $255 million and $235 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2017		December 31, 2016
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$84	$82	$84	$78
Renegotiated amounts	29	29	36	31
For which no allowance has been provided:
Legal collection process	66	—	60	—
Renegotiated amounts	33	—	16	—
Other long-term receivables	45	—	46	—
Total	$257	$111	$242	$109

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended
	March 31,
(US$ in millions)	2017	2016
Beginning balance	$109	$100
Bad debt provisions	1	—
Recoveries	(2)	—
Foreign exchange translation	3	8
Ending balance	$111	$108

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

For the three months ended March 31, 2017, and 2016, income tax expense related to continuing operations was $28 million and $34 million, respectively, resulting in effective tax rates of 34% and 12%. The higher tax rate in 2017 was primarily due to unfavorable earnings mix associated with lower overall pretax income in the first quarter and pretax losses in certain jurisdictions. The lower rate in 2016 was primarily due to certain discrete items, including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America, partially offset by an income tax charge of $32 million recorded for an uncertain tax position related to Asia.

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

9.                                      OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	March 31,	December 31,
(US$ in millions)	2017	2016
Accrued liabilities	$567	$548
Unrealized losses on derivative contracts at fair value	1,539	1,203
Advances on sales	341	395
Other	340	330
Total	$2,787	$2,476

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2017				December 31, 2016
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,394	$743	$4,137	$—	$3,618	$237	$3,855
Trade accounts receivable(1)	—	8	—	8	—	6	—	6
Unrealized gain on designated derivative contracts(2):
Interest rate	—	—	—	—	—	1	—	1
Foreign exchange	—	37	—	37	—	29	—	29
Unrealized gain on undesignated derivative contracts (2):
Interest rate	—	1	—	1	—	1	—	1
Foreign exchange	5	463	—	468	—	312	—	312
Commodities	629	692	46	1,367	421	431	96	948
Freight	28	—	5	33	16	—	—	16
Energy	17	—	—	17	23	1	—	24
Deferred purchase price receivable (Note 12 )	—	95	—	95	—	87	—	87
Other (3)	28	415	—	443	18	108	—	126
Total assets	$707	$5,105	$794	$6,606	$478	$4,594	$333	$5,405
Liabilities:
Trade accounts payable(1)	$—	$636	$372	$1,008	$—	$478	$44	$522
Unrealized loss on designated derivative contracts (4):
Interest rate	—	27	—	27	—	18	—	18
Foreign exchange	—	1	—	1	—	—	—	—
Unrealized loss on undesignated derivative contracts (4):
Foreign exchange	3	267	—	270	—	233	—	233
Commodities	615	486	116	1,217	356	444	144	944
Freight	26	—	5	31	14	—	1	15
Energy	17	—	2	19	9	—	2	11
Total liabilities	$661	$1,417	$495	$2,573	$379	$1,173	$191	$1,743

(1)         Trade accounts receivable and payable are generally stated at historical amounts, net of write-offs and allowances, with the exception of $8 million and $1,008 million, at March 31, 2017 and $6 million and $522 million at December 31, 2016, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)         Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are $16 million and $5 million included in other non-current assets at March 31, 2017 and December 31, 2016, respectively.

(3)         Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)         Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are $27 million and $18 million included in other non-current liabilities at March 31, 2017 and December 31, 2016, respectively.

Derivatives — Exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1.  Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below.  Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets.  In such cases, these derivative contracts are classified within Level 2.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at March 31, 2017 and December 31, 2016.

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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017 and 2016.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended March 31, 2017
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, January 1, 2017	$(51)	$237	$(44)	$142
Total gains and (losses), realized/unrealized included in cost of goods sold	(59)	(14)	7	(66)
Purchases	4	764	(331)	437
Sales	—	(372)	—	(372)
Issuances	(2)	—	—	(2)
Settlements	17	—	—	17
Transfers into Level 3	(4)	184	(3)	177
Transfers out of Level 3	23	(56)	(1)	(34)
Balance, March 31, 2017	$(72)	$743	$(372)	$299

(1)         Derivatives, net include Level 3 derivative assets and liabilities.

(2)         Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended March 31, 2016
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, January 1, 2016	$167	$245	$(44)	$368
Total gains and (losses), realized/unrealized included in cost of goods sold	(85)	11	5	(69)
Purchases	—	537	(195)	342
Sales	—	(248)	—	(248)
Issuances	—	—	—	—
Settlements	(66)	—	—	(66)
Transfers into Level 3	—	192	(57)	135
Transfers out of Level 3	—	(7)	—	(7)
Balance, March 31, 2016	$16	$730	$(291)	$455

(1)         Derivatives, net include Level 3 derivative assets and liabilities.

(2)         Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three months ended March 31, 2017 and 2016 for Level 3 assets and liabilities that were held at March 31, 2017 and 2016:

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2017
Cost of goods sold	$(54)	$(13)	$2	$(65)
Changes in unrealized gains and (losses) relating to assets and liabilities held at March 31, 2016
Cost of goods sold	$(79)	$(24)	$1	$(102)

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

As of March 31, 2017, Bunge had fixed-to-variable interest rate swap agreements. Below is a summary of Bunge’s current interest rate swap agreements designated as fair value hedge agreements as of March 31, 2017.

Notional
Amount of		Notional			Payment
Hedged		Amount of			Weighted Average	Fixed Rate
Obligation		Derivative		Maturity Date	Rate Payable	Receivable
	$500		$500	November 24, 2020	3 month LIBOR plus 1.91%	3.50%
euro	800	euro	800	June 16, 2023	6 month EURIBOR plus 1.64%	1.85%
	$550		$550	August 15, 2026	3 month LIBOR plus 1.12%	3.25%

Additionally, on various dates in 2016 and 2017, Bunge entered into interest rate futures, one year interest rate swap agreements and forward rate agreements that do not qualify for hedge accounting, and therefore Bunge has not designated these as hedge instruments for accounting purposes. The interest rate futures, interest rate swaps and forward rate agreements have been recorded at fair value in the consolidated condensed balance sheets with changes in fair value recorded contemporaneously in earnings.  Below is a summary of Bunge’s outstanding interest rate swap agreements and forward rate agreements.

	March 31, 2017
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Interest Rate
Futures	$—	$—	$—	Notional
Swaps	—	(2,048)	1,476	Notional
Forward Rate Agreements	—	—	825	Notional

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

The table below summarizes the notional amounts of open foreign exchange positions.

	March 31, 2017
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$—	$(230)	$157	Delta
Forwards	—	(9,515)	8,341	Notional
Futures	(90)	—	—	Notional
Swaps	—	(265)	389	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	March 31, 2017
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	768,446	—	—	Metric Tons
Options	(968,475)	—	—	Metric Tons
Forwards	—	(35,909,050)	26,296,335	Metric Tons
Swaps	30,000	(6,932,933)	1,768,321	Metric Tons

(1)         Exchange traded derivatives are presented on a net (short) and long position basis.

(2)         Non-exchange traded derivatives are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements (“FFAs”) and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at March 31, 2017 and December 31, 2016, respectively.

The table below summarizes the open ocean freight positions.

	March 31, 2017
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	1,264	—	—	Hire Days
FFA Options	(985)	—	—	Hire Days

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

The table below summarizes the open energy positions.

	March 31, 2017
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	5,167,500	—	—	MMBtus
Swaps	—	—	1,236,469	MMBtus
Options	—	—	—	MMBtus

Energy—Other
Futures	(4,454)	—	—	Metric Tons
Forwards	—	—	6,255,869	Metric Tons
Swaps	271,900	—	—	Metric Tons
Options	(403)	—	—	Metric Tons

(1)         Exchange traded and cleared derivatives are presented on a net (short) and long position basis.

(2)         Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

(3)         Million British Thermal Units (“MMBtus”) are standard units of measurement used to denote an amount electricity and natural gas, respectively.

The Effect of Financial Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the three months ended March 31, 2017 and 2016.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)	Location	2017	2016
Designated Derivative Contracts:
Interest Rate	Interest income (expense)	$5	$—
Total		$5	$—
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$77	$147
Foreign Exchange	Cost of goods sold	92	242
Commodities	Cost of goods sold	270	(230)
Freight	Cost of goods sold	(8)	(6)
Energy	Cost of goods sold	(10)	(1)
Total		$421	$152

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income three months ended March 31, 2017.

	Three Months Ended March 31, 2017
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$153	$5	Foreign exchange gains (losses)	$2	Foreign exchange gains (losses)	$—
Total	$153	$5		$2		$—

Net Investment Hedge:
Foreign Currency denominated debt (4)	$881	$(12)	Foreign currency denominated debt	$—	Foreign currency denominated debt	$—
Total	$881	$(12)		$—		$—

(1)         The gain (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2017, Bunge expects to reclassify into income in the next 12 months approximately $5 million of after-tax gain (loss) related to its foreign exchange cash flow hedges and nil for net investment hedges.

(2)         There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)         The foreign exchange contracts mature at various dates through January 2018.

(4)         The euro denominated loans mature in 2023.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow hedges and net investment hedges on the condensed consolidated statement of income for the three months ended March 31, 2016.

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

(1)         The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At March 31, 2016, Bunge expected to reclassify into income in the next 12 months approximately $16 million of after-tax gains (losses) related to its foreign exchange cash flow hedges and nil for net investment hedges.

(2)         There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)         The foreign exchange contracts matured at various dates through 2020.

11.                               DEBT

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At March 31, 2017, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

At March 31, 2017, Bunge had $4,838 million of unused and available borrowing capacity under its committed credit facilities totaling $5,015 million with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2017			December 31, 2016
	Carrying	Fair Value	Fair Value	Carrying	Fair Value	Fair Value
(US$ in millions)	Value	(Level 2)	(Level 3)	Value	(Level 2)	(Level 3)
Long-term debt, including current portion	$4,204	$4,351	$—	$4,007	$4,163	$—

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

The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	March 31,	March 31,
(US$ in millions)	2017	2016
Gross receivables sold	$2,382	$2,263
Proceeds received in cash related to transfer of receivables	$2,252	$2,155
Cash collections from customers on receivables previously sold	$2,347	$2,227

	March 31,	March 31,
(US$ in millions)	2017	2016
Discounts related to gross receivables sold included in SG&A	$2	$2

	March 31,	December 31,
(US$ in millions)	2017	2016
Receivables sold which were derecognized on Bunge balance sheet	$631	$628
Deferred purchase price included in other current assets	$95	$87

13.                               RELATED PARTY TRANSACTIONS

Bunge purchased soybeans, other commodity products and received port services from certain of its unconsolidated investees, totaling $267 million and $252 million for the three months ended March 31, 2017 and 2016, respectively.  Bunge also sold soybeans, other commodity products and provided port services to certain of its unconsolidated investees, totaling $66 million and $56 million for the three months ended March 31, 2017 and 2016, respectively.

14.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at March 31, 2017 and December 31, 2016 are the following amounts related to these matters:

	March 31,	December 31,
(US$ in millions)	2017	2016
Non-income tax claims	$183	$170
Labor claims	93	82
Civil and other claims	94	98
Total	$370	$350

Non-income Tax claims—These tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value added tax claims (ICMS, IPI, PIS/COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits, which are being challenged before the Supreme Court. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on the Company’s evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the consolidated financial statements.

On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority on lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability of 468 million Brazilian reais (approximately $148 million as of March 31, 2017), plus applicable interest. During the fourth quarter of 2016, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. As of March 31, 2017, the accrued liability was 425 million Brazilian reais (approximately $134 million), plus applicable interest.

As of March 31, 2017, the Brazilian state authorities have concluded examinations of the ICMS tax returns from 1990 to the present and have issued over 1,300 assessments totaling approximately 938 million Brazilian reais (approximately $296 million as of March 31, 2017), plus  applicable interest and penalties on the outstanding amount. As of December 31, 2016, the claims were approximately 797 million Brazilian reais (approximately $252 million), plus applicable interest and penalties on the outstanding amount. Management intends to continue to vigorously defend against its pending state cases. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

As of March 31, 2017 the Brazilian authorities have concluded examinations of the PIS-COFINS tax returns and issued assessments relating to years 2004 through the first quarter of 2011. As of March 31, 2017, the cumulative claims for 2004 through 2011 were approximately 550 million Brazilian reais (approximately $173 million), plus applicable interest and penalties on the outstanding amount.  As of December 31, 2016, the cumulative claims were approximately 510 million Brazilian reais (approximately $161 million), plus applicable interest and penalties on the outstanding amount. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings and claims related to its activities. In 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of March 31, 2017, totaled approximately $241 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.

Labor claims - The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.

Civil and other claims - The civil and other claims relate to various disputes with third parties, including suppliers and customers.

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

Guarantees - Bunge has issued or was a party to the following guarantees at March 31, 2017:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)(2)	$190
Residual value guarantee (3)	227
Total	$417

(1)         Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2017 through 2022. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At March 31, 2017, Bunge recorded no obligation related to these guarantees.

(2)         Bunge issued guarantees to certain third parties related to performance of its unconsolidated joint ventures. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2019. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At March 31, 2017, Bunge recorded no obligation related to these guarantees.

(3)         Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2018 through 2021. At March 31, 2017, Bunge’s recorded obligation related to these guarantees was $4 million.

Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, its subsidiaries. As of March 31, 2017, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,452 million related to these guarantees. This debt includes the senior notes issued by three of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. There are largely no restrictions on the ability of Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.

15.                               EQUITY

Share repurchase program - In May 2015, Bunge established a program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the quarter ended March 31, 2017. Bunge repurchased 3,296,230 common shares in 2016 under this program for $200 million. Total repurchases under the program from its inception in May 2015 through December 31, 2016 were 4,707,440 shares for $300 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance January 1, 2017	$(5,734)	$(102)	$(145)	$3	$(5,978)
Other comprehensive income (loss) before reclassifications	261	(7)	—	—	254
Amount reclassified from accumulated other comprehensive income	—	(2)	—	—	(2)
Balance, March 31, 2017	$(5,473)	$(111)	$(145)	$3	$(5,726)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance January 1, 2016	$(6,443)	$214	$(134)	$3	$(6,360)
Other comprehensive income (loss) before reclassifications	511	(184)	—	—	327
Amount reclassified from accumulated other comprehensive income	—	7	—	—	7
Balance, March 31, 2016	$(5,932)	$37	$(134)	$3	$(6,026)

16.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended
	March 31,
(US$ in millions, except for share data)	2017	2016
Income (loss) from continuing operations	$54	$241
Net (income) loss attributable to noncontrolling interests	(1)	3
Income (loss) from continuing operations attributable to Bunge	53	244
Other redeemable obligations (1)	—	(5)
Convertible preference share dividends	(8)	(8)
Income (loss) from discontinued operations, net of tax	(6)	(9)
Net income (loss) available to Bunge common shareholders	$39	$222

Weighted-average number of common shares outstanding: (2)
Basic	139,752,305	141,062,415
Effect of dilutive shares:
—stock options and awards	1,144,851	301,236
—convertible preference shares	—	7,849,440
Diluted	140,897,156	149,213,091

Basic earnings per common share:
Net income (loss) from continuing operations	$0.31	$1.64
Net income (loss) from discontinued operations	(0.04)	(0.07)
Net income (loss) attributable to Bunge common shareholders—basic	$0.27	$1.57

Diluted earnings per common share:
Net income (loss) from continuing operations	$0.31	$1.60
Net income (loss) from discontinued operations	(0.04)	(0.06)
Net income (loss) attributable to Bunge common shareholders—diluted	$0.27	$1.54

(1)         Accretion of redeemable noncontrolling interest of $5 million for the three months ended March 31, 2016, relates to a non-fair value variable put arrangement whereby the noncontrolling interest holder could require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective period includes the effect of losses incurred by the operations for the three months ended March 31, 2016. In the second quarter of 2016 this variable put arrangement was terminated.

(2)         Approximately 2 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2017. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three months ended March 31, 2017.

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

(US$ in millions)

		Edible				Discontinued
Three Months Ended		Oil	Milling	Sugar and		Operations &
March 31, 2017	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$7,819	$1,880	$382	$988	$52	$—	$11,121
Inter—segment revenues	1,012	38	5	—	—	(1,055)	—
Foreign exchange gains (losses)	49	3	—	5	(1)	—	56
Noncontrolling interests (1)	—	(2)	—	—	—	1	(1)
Other income (expense) — net	3	(2)	(2)	(2)	—	—	(3)
Segment EBIT (2)	109	36	9	(17)	(4)	—	133
Discontinued operations (3)	—	—	—	—	—	(6)	(6)
Depreciation, depletion and amortization	(61)	(24)	(15)	(27)	(3)	—	(130)
Total assets	13,303	2,418	1,535	2,819	358	187	20,620

Three Months Ended
March 31, 2016
Net sales to external customers	$6,283	$1,526	$391	$658	$58	$—	$8,916
Inter—segment revenues	857	26	—	1	—	(884)	—
Foreign exchange gains (losses)	24	(1)	(1)	—	(1)	—	21
Noncontrolling interests (1)	2	(2)	—	—	—	3	3
Other income (expense) — net	3	(1)	(2)	(5)	—	—	(5)
Segment EBIT (2)	282	30	22	(14)	2	—	322
Discontinued operations (3)	—	—	—	—	—	(9)	(9)
Depreciation, depletion and amortization	(55)	(22)	(14)	(19)	(3)	—	(113)
Total assets	12,671	1,998	1,444	2,357	292	177	18,939

(1)         Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest.

(2)         Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities.  Bunge’s management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure.  In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry.

(3)         Represents net income (loss) from discontinued operations.

A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2017	2016
Total segment EBIT from continuing operations	$133	$322
Interest income	12	10
Interest expense	(65)	(57)
Income tax (expense) benefit	(28)	(34)
Income (loss) from discontinued operations, net of tax	(6)	(9)
Noncontrolling interests’ share of interest and tax	1	3
Net income attributable to Bunge	$47	$235

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

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 25, 2017, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2017 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2016 and  to “Item 4 Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 for a discussion of our internal controls over financial reporting.

Non-U.S. GAAP Financial Measures

Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge’s management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure.

Segment Overview

Agribusiness — EBIT for the first quarter of 2017 was $109 million compared to $282 million in the first quarter of 2016.  Slow farmer selling due to a drop in commodity prices and stronger local currencies negatively impacted our grain origination and soy processing operations in Brazil and Argentina. Grain and Oilseeds distribution results were also lower due to limited forward merchandising opportunities. Partially offsetting these lower results were higher softseed processing results in Canada and Europe, which were driven by bigger seed crops and improved vegetable oil demand. Higher oilseed processing results in China, due to improved margins and volumes, offset lower crush results in the U.S., which were down due to decreased margins.

Edible oil products — EBIT for the first quarter of 2017 was $36 million compared to $30 million in the first quarter of 2016.  Higher results in the quarter were primarily driven by Brazil, which increased volumes and margins in most product categories in what remains a challenging economic environment. Overall results were partially offset by lower margins in U.S. refining and packaging, which were impacted by increased competition.

Milling products — EBIT for the first quarter of 2017 was $9 million compared to $22 million in the first quarter of 2016.  The decline in segment performance was due to our North American operations. In Mexico, results were impacted by lower volumes, unfavorable currency translation and delays in passing through higher raw material costs in local currency due to industry softness. In the U.S., higher volumes were more than offset by lower margins. Brazil results were comparable to last year as higher margins offset lower volumes. Despite continued depressed consumer spending in Brazil and a reduction in industry demand, our team grew market share, positioning us well for the recovery.

Sugar and Bioenergy — EBIT for the first quarter of 2017 was a loss of $17 million compared to a loss of $14 million in the first quarter of 2016.   The first quarter is the inter-harvest period in Brazil when sugarcane mills in the Center-South region typically do not operate for most of the quarter and are selling sugar and ethanol inventories from the previous sugarcane harvest.

Results in trading & distribution were negatively impacted by sugar price volatility and were down from last year.  Improved results in the quarter were primarily driven by our industrial milling business, which benefited from higher sugar volumes and prices compared to last year.

Fertilizer — EBIT for the first quarter of 2017 was a loss of $4 million compared to income of $2 million in the first quarter of 2016.  Decreased results in the quarter were primarily driven by lower margins in our Argentina operation.

Segment Results

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	March 31,
(US$ in millions, except volumes)	2017	2016
Volumes (in thousands of metric tons):
Agribusiness	35,023	32,753
Edible oil products	1,789	1,602
Milling products	1,074	1,106
Sugar and Bioenergy	1,847	1,923
Fertilizer	162	166

Net sales:
Agribusiness	$7,819	$6,283
Edible oil products	1,880	1,526
Milling products	382	391
Sugar and Bioenergy	988	658
Fertilizer	52	58
Total	$11,121	$8,916

Cost of goods sold:
Agribusiness	$(7,541)	$(5,853)
Edible oil products	(1,757)	(1,414)
Milling products	(334)	(336)
Sugar and Bioenergy	(979)	(642)
Fertilizer	(50)	(51)
Total	$(10,661)	$(8,296)

Gross profit:
Agribusiness	$278	$430
Edible oil products	123	112
Milling products	48	55
Sugar and Bioenergy	9	16
Fertilizer	2	7
Total	$460	$620

Selling, general and administrative expenses:
Agribusiness	$(221)	$(177)
Edible oil products	(86)	(79)
Milling products	(37)	(29)
Sugar and Bioenergy	(29)	(25)
Fertilizer	(5)	(4)
Total	$(378)	$(314)

Foreign exchange gains (losses):
Agribusiness	$49	$24
Edible oil products	3	(1)
Milling products	—	(1)
Sugar and Bioenergy	5	—
Fertilizer	(1)	(1)
Total	$56	$21

Noncontrolling interests:
Agribusiness	$—	$2
Edible oil products	(2)	(2)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	—	—
Total	$(2)	$—

Other income (expense) - net:
Agribusiness	$3	$3
Edible oil products	(2)	(1)
Milling products	(2)	(2)
Sugar and Bioenergy	(2)	(5)
Fertilizer	—	—
Total	$(3)	$(5)

Segment EBIT: (1)
Agribusiness	$109	$282
Edible oil products	36	30
Milling products	9	22
Sugar and Bioenergy	(17)	(14)
Fertilizer	(4)	2
Total Segment EBIT	$133	$322

Depreciation, depletion and amortization:
Agribusiness	$(61)	$(55)
Edible oil products	(24)	(22)
Milling products	(15)	(14)
Sugar and Bioenergy	(27)	(19)
Fertilizer	(3)	(3)
Total	$(130)	$(113)

(1)         We refer to our earnings before interest and taxes as “Segment EBIT.”  Segment EBIT is an operating performance measure used by Bunge’s management to evaluate its segments’ operating activities.  Total segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Bunge’s management believes Segment EBIT is a useful measure of its segments’ operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure.  In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry.  Total segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of total Segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended
	March 31,
(US$ in millions)	2017	2016
Net income attributable to Bunge	$47	$235
Interest income	(12)	(10)
Interest expense	65	57
Income tax expense	28	34
(Income) loss from discontinued operations, net of tax	6	9
Noncontrolling share of interest and tax	(1)	(3)
Total segment EBIT	$133	$322

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net Income (Loss) Attributable to Bunge - For the quarter ended March 31, 2017, net income attributable to Bunge decreased by $188 million to $47 million from $235 million in the quarter ended March 31, 2016. This decrease resulted primarily from a decrease in segment EBIT of $189 million, particularly in agribusiness and milling products, partially offset by decreased losses in discontinued operations and lower income tax expense.

Income Tax Expense - In the quarter ended March 31, 2017, income tax expense was $28 million compared to $34 million in the quarter ended March 31, 2016.   The effective tax rate in the first quarter of 2017 was 34% compared to 12% in the first quarter of 2016.  The higher effective tax rate in 2017 was primarily due to the lower level of pretax income in the quarter, resulting in a disproportionate effect of losses from entities for which no tax benefit is recorded.  We expect the unfavorable impact of these losses to normalize over the remainder of the year.  In addition, the low effective tax rate in 2016 was primarily due to net discrete tax items including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America, partially offset by an income tax charge of $32 million for an uncertain tax position in Asia.

Agribusiness Segment - Agribusiness segment net sales increased by 24% to $7.8 billion in the first quarter of 2017, compared to $6.3 billion in the first quarter of 2016.   Both volumes and commodity prices increased compared to first quarter 2016, despite slow farmer selling in South America which impacted both our grains and oilseed processing businesses.  In our oilseed processing business, net sales increased primarily from higher crush volumes due to our new crush plant in Ukraine which started operations in the second quarter of 2016, and the acquisition of two soybean and rapeseed crushing facilities in Western Europe in the first quarter of 2017.

Cost of goods sold increased by 29%, substantially in line with the increases in net sales noted above.  Additionally, the first quarter was impacted by higher freight costs and higher industrial costs and depreciation from the appreciation of the Brazilian real against the U.S. dollar compared to the first quarter 2016.

Gross profit decreased to $278 million in the first quarter of 2017, from $430 million in the first quarter of 2016, primarily driven by lower results in Brazil and Argentina due to slow farmer selling, lower results in grains and oilseeds trading and distribution, which include higher freight costs, and lower contribution from risk management due to spot global customer and a lack of positioning opportunities.  This was partially offset by increased results in our softseed crush businesses in Europe and Canada and oilseed processing in China compared to the first quarter 2016.

SG&A expenses increased $44 million to $221 million in the first quarter of 2017 which represents a 25% increase from the $177 million in the same period last year. This increase includes a $9 million credit adjustment in Brazil, $7 million of transaction related costs associated with the acquisition of two oil seed processing facilities in Western Europe that will not repeat and from the appreciation of the Brazilian real against the U.S. dollar compared to the first quarter 2016. These increases were partially offset by cost savings and operating efficiencies in the first quarter 2017.

Foreign exchange results in the first quarter of 2017 were gains of $49 million, compared to gains of $24 million in the first quarter of 2016. These results relate primarily to foreign currency hedges and the appreciation of the Brazilian real.

Other income (expenses)-net was income of $3 million in the first quarter of 2017, which remained unchanged from $3 million in the first quarter of 2016.

Segment EBIT decreased by $173 million to $109 million in the first quarter of 2017 from $282 million in the first quarter of 2016. This decrease was primarily driven by slow farmer selling in South America, lower results in grains and oilseeds trading and distribution, and lower contribution from risk management activities in first quarter 2017. Also, contributing to lower EBIT, were the impact on costs from the appreciation of the Brazilian real against the U.S. dollar as compared to the first quarter 2016 and transaction costs related to the acquisition of two oilseed crushing facilities in Western Europe.  These decreases were partially offset by increased capacity from expansion in our softseed crush business in Europe, stronger soft seed crush margins in Europe and Canada and improved crush margins in China compared to the first quarter 2016.

Edible Oil Products Segment - Edible oil products segment net sales increased by 23% in the first quarter of 2017 to $1.9 billion, compared to $1.5 billion in the first quarter of 2016, resulting primarily from a 12% increase in volumes, driven by increases in Brazil, Argentina and including our acquisition of two edible oil production facilities in Europe.

Cost of goods sold in the first quarter of 2017 increased 24% from the same period of 2016, which is in line with the increase in net sales noted above, and primarily driven by the 20% appreciation of the Brazilian real against the U.S. dollar compared to the first quarter 2016.

Gross profit in the first quarter of 2017 increased to $123 million compared to $112 million for the first quarter of 2016. The increase was primarily driven by stronger volumes and margins in Brazil, offset in part by lower refining and packaging margins in the U.S. due to increased competition.  The first quarter of 2016 included $12 million of temporary mark-to-market gains that were not repeated in the first quarter of 2017.

SG&A expenses increased by 9% to $86 million in the first quarter of 2017 compared with $79 million in the same period a year ago, driven primarily by a 20% appreciation of the Brazilian real against the U.S. dollar compared to the first quarter 2016 and acquisition costs related to our purchase of food processing facilities in Europe in the first quarter of 2017.

Foreign exchange results in the first quarter of 2017 were income of $3 million, compared to losses of $1 million in 2016.  These results relate primarily to foreign currency hedges.

Segment EBIT increased by 20% to $36 million for the first quarter of 2017, up from $30 million in the first quarter of 2016, primarily from higher margins and volumes in our Brazil business and increased volumes with the acquisition of two edible oil production facilities in Europe.  Additionally, the first quarter of 2016 included $12 million of temporary mark-to-market gains that were not repeated in the first quarter of 2017.

Milling Products Segment - Milling products segment net sales were $382 million in the first quarter of 2017, 2% lower as compared to $391 million for the same period a year ago, resulting primarily from a 3% decrease in volumes driven by softer demand for wheat in Mexico, a 13% depreciation of the Mexico peso against the U.S. dollar and pressure from the record wheat crop in Brazil which increased local competition compared to the first quarter 2016.

Cost of goods sold decreased by 1% to $334 million for the first quarter of 2017 from $336 million in the first quarter of 2016 primarily due to the appreciation of the Brazilian real.

Gross profit decreased by 13% to $48 million in the first quarter of 2017, down from $55 million in the first quarter of 2016, primarily due to North American results, which were impacted by lower volumes and margins and, depreciation of the Mexican peso against the U.S. dollar.  Additionally, in the U.S, higher volumes were more than offset by lower margins.  In Brazil, results were comparable with last year as lower volumes and increased industrial expenses were offset by stronger margins.

SG&A expenses increased to $37 million in the first quarter 2017 from $29 million, primarily due to the 20% appreciation of the Brazilian real against the U.S. dollar compared to the first quarter 2016 and $3 million in costs related to severance and labor claims.

Segment EBIT decreased to $9 million in the first quarter of 2017, from $22 million last year, primarily as a result of lower gross profit in North America and increases in SG&A expense related to the appreciation of the Brazilian real and other items.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales increased $330 million to $988 million in the first quarter of 2017 compared to $658 million in the same quarter last year. The approximate 50% increase in sales was primarily driven by higher sales volumes and sugar prices in our industrial and trading and merchandising operations compared to the first quarter of 2016.  Additionally, a 20% appreciation of the Brazilian real against the U.S. dollar positively impacted domestic sales of sugar and ethanol in Brazil.

Cost of goods sold increased 52% in the first quarter of 2017 compared to the same period of 2016, primarily due to higher volumes and prices, $6 million of severance and restructuring charges related to our industrial operations and the stronger Brazilian real relative to the U.S. dollar.

Gross profit decreased to $9 million in the first quarter of 2017 from the $16 million reported in the first quarter of 2016, primarily due to lower margins in our sugar trading and merchandising business and $6 million in severance and restructuring charges, partially offset by improved performance in our industrial milling business, where  higher crush volumes and sugar prices more than offset lower ethanol prices.  Results and related development costs associated with our renewable oils joint venture in Brazil was a loss of $6 million in the quarter.

SG&A expenses increased by 16% to $29 million in the first quarter of 2017 from $25 million in the comparable period of 2016, primarily due to the 20% appreciation of the Brazilian real, impacting local currency costs translated into U.S. dollars.

Foreign exchange results in the first quarter of 2017 were $5 million compared to nil in the same period of 2016.  These results relate primarily to foreign currency hedges.

Segment EBIT decreased to a loss of $17 million in the first quarter of 2017 from a loss of $14 million in the first quarter of 2016, primarily due to $6 million in severance and restructuring costs, lower sugar trading and distribution results partially offset by improved results in our industrial milling operations.

Fertilizer Segment - Fertilizer segment net sales decreased 10% to $52 million in the first quarter of 2017, compared to $58 million in the first quarter of 2016, primarily due to lower volumes and lower margins in Argentina compared to first quarter 2016.

Cost of goods sold decreased by $1 million in the first quarter of 2017 to $50 million, compared to $51 million a year ago primarily driven by lower variable industrial costs from lower volumes.

Gross profit decreased by $5 million to $2 million in the first quarter of 2017, from $7 million income in the comparable period of 2016. The improvement was primarily driven by lower volumes and lower margins in Argentina.

SG&A expenses were $5 million in the first quarter of 2017, compared to $4 million in the comparable period of 2016.

Segment EBIT decreased by $6 million to a loss of $4 million in the first quarter of 2017 from a gain of $2 million in the same period a year ago, primarily driven by lower volumes and margins in 2017 when compared to the first quarter of 2016.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended March 31,
(US$ in millions)	2017	2016
Interest income	$12	$10
Interest expense	(65)	(57)

Interest income remained relatively unchanged between 2017 and 2016.  Interest expense increased primarily due to higher average outstanding debt in first quarter 2017 compared to first quarter 2016.

Discontinued Operations - Discontinued operations results for the first quarter of 2017 were a loss of $6 million, net of tax, compared to a loss of $9 million, net of tax, in the first quarter of 2016. Results improved in 2017 primarily driven by lower foreign exchange losses.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.39 and 1.44 at March 31, 2017 and December 31, 2016, respectively.

Cash and Cash Equivalents - Cash and cash equivalents were $676 million and $934 million at March 31, 2017 and December 31, 2016, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short term deposits with highly-rated financial institutions and in U.S. government securities.

Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $3,979 million and $3,593 million at March 31, 2017 and December 31, 2016, respectively. Of these amounts $2,990 million and $2,523 million were attributable to merchandising activities at March 31, 2017 and December 31, 2016, respectively. RMI at fair value in the aggregate amount of $108 million and $123 million at March 31, 2017 and December 31, 2016, respectively, were included in our Edible Oil Products segment inventories. The Sugar and Bioenergy segment included sugar RMI of $50 million and $139 million at March 31, 2017 and December 31, 2016, respectively, which can be attributed to our trading and merchandising business.

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

Revolving Credit Facilities - At March 31, 2017, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,838 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed
(US$ in millions)		Capacity	Borrowings Outstanding
Commercial Paper Program		March 31,	March 31,	December 31,
and Revolving Credit Facilities	Maturities	2017	2017	2016
Commercial paper	2019	$600	$—	$—
Long-term revolving credit facilities (1)	2018-2019	4,415	177	—
Total		$5,015	$177	$—

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

We had no borrowings outstanding at March 31, 2017 under our three-year unsecured bilateral revolving credit facilities (the “Facilities”) totalling $700 million, which are maturing at various dates in June and September, 2019. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.40% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.

We had $177 million of borrowings outstanding at March 31, 2017 under our $1,750 million unsecured syndicated revolving credit facility (the ‘‘Facility’’) with certain lenders party thereto maturing August 10, 2018. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such request. Borrowings under the Facility bear interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision.

We had no borrowings outstanding at March 31, 2017 under our $865 million five-year unsecured syndicated revolving credit agreement with CoBank, ACB, (the ‘‘CoBank Facility’’) as the administrative agent and certain lender party thereto, maturing May 30, 2018. Borrowings under the CoBank Facility bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum based on the credit ratings of our long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee ranging from 0.125% to 0.275% per annum based on the ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at March 31, 2017 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.

Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At March 31, 2017, no borrowings were outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time-to-time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At both March 31, 2017 and December 31, 2016, there were no outstanding borrowings under these bilateral short-term credit lines.

Short and long-term debt - Our short and long-term debt increased by $443 million at March 31, 2017 from December 31, 2016, primarily due to funding of working capital financing requirements. For the three month period ended at March 31, 2017, our average short and long-term debt outstanding was approximately $4,976 million compared to approximately $4,546 million for the three months ended at March 31, 2016. Our long-term debt balance was $4,204 million at March 31, 2017 compared to $4,007 million at December 31, 2016. The following table summarizes our short-term debt at March 31, 2017.

			Weighted			Weighted
			Average	Highest		Average
			Interest	Balance	Average	Interest
	Outstanding		Rate at	Outstanding	Balance	Rate
	Balance at		Quarter	During	During	During
(US$ in millions)	Quarter End		End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$503		5.73%	$763	$563	6.03%
Commercial paper	—		0.00%	458	177	0.98%
Total	$503	(1)	5.73%	$1,221	$740	4.82%

(1)   Includes $178 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia Pacific countries at a weighted average interest rate of 12.15% as of March 31, 2017.

The following table summarizes our short and long-term indebtedness:

	March 31,	December 31,
(US$ in millions)	2017	2016
Short-term debt: (1)
Short-term debt(2)	$503	$257
Current portion of long-term debt	938	938
Total short-term debt	1,441	1,195
Long-term debt (3):
Revolving credit facilities expiry 2018	177	—
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	255	243
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	54	51
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
5.90% Senior Notes due 2017	250	250
3.20% Senior Notes due 2017	600	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	497
1.85% Senior Notes due 2023-Euro	855	843
3.25% Senior Notes due 2026	694	694
Other (3)	137	144
Subtotal	4,204	4,007
Less: Current portion of long-term debt	(938)	(938)
Total long-term debt	3,266	3,069
Total debt	$4,707	$4,264

(1)         Includes secured debt of $7 million at March 31, 2017 and December 31, 2016, respectively.

(2)         Includes $178 million and $148 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 12.15% and 13.63% as of March 31, 2017 and December 31, 2016, respectively.

(3)         Includes secured debt of $37 million and $34 million at March 31, 2017 and December 31, 2016, respectively.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2017 was as follows:

	Short-term	Long-term
	Debt (1)	Debt	Outlook
Standard & Poor’s	A-1	BBB	Stable
Moody’s	P-1	Baa2	Stable
Fitch	F1	BBB	Stable

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2017.

Trade Receivable Securitization Program - We initially entered into our trade receivable securitization program (the “Program”) in June 2011, which provides us with an additional source of liquidity. On May 26, 2016, Bunge and certain of its subsidiaries renewed and amended its $700 million trade receivables securitization program, which terminates on May 26, 2021. However, each committed purchaser’s commitment to fund trade receivables sold under the Program will terminate on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement.

Equity

Total equity is set forth in the following table:

	March 31,	December 31,
(US$ in millions)	2017	2016
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,195	5,143
Retained earnings	8,188	8,208
Accumulated other comprehensive income	(5,726)	(5,978)
Treasury shares, at cost - 2017 and 2016- 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	7,428	7,144
Noncontrolling interest	205	199
Total equity	$7,633	$7,343

Total shareholders’ equity was $7,428 million at March 31, 2017 compared to $7,144 million at December 31, 2016. The increase in shareholders’ equity was due to cumulative translation gains of $261 million, primarily resulting from the appreciation of the Brazilian real relative to the U.S. dollar and $47 million net income attributable to Bunge for the three months ended March 31, 2017.  These increases were partially offset by declared dividends to common and preferred shareholders of $59 million and $8 million, respectively.

Noncontrolling interest increased to $205 million at March 31, 2017 from $199 million at December 31, 2016, primarily due to the deconsolidation of a variable interest entity that was previously consolidated.

As of March 31, 2017, we had 6,899,700 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1551 Bunge Limited common shares, based on the conversion price of $86.57 per share, subject to certain additional anti-dilution adjustments (which represents 7,969,843 Bunge Limited common shares at March 31, 2017). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

For the quarter ended March 31, 2017, our cash and cash equivalents decreased by $258 million, reflecting the net effect of cash flows from operating, investing and financing activities. This compares to an increase of $112 million in cash and cash equivalents for the three months ended March 31, 2016.

Cash used for operating activities was $47 million for the three months ended March 31, 2017 compared to cash provided by operating activities of $77 million for the three months ended March 31, 2016. Net cash outflows for operating activities for the quarter ended March 31, 2017 were principally due to net income, including adjustments for non-cash items, offset by an increase in the use of cash for net operating assets and liabilities.

Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the three months ended March 31, 2017 and 2016, we recorded a foreign exchange loss of $14 million and a loss of $78 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have no impact on cash flows from operations.

Cash used for investing activities was $607 million in the three months ended March 31, 2017 compared to $212 million in the three months ended March 31, 2016. For the three months ended March 31, 2017, payments were made for capital expenditures of $182 million, primarily related to upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business and the expansion of two crushing facilities in Brazil. In addition, we acquired two oilseed processing plants in the Netherlands and France for $344 million, subject to working capital adjustments, an olive oil and seed oil producer in Turkey for $23 million, net of cash acquired. For the three months ended March 31, 2016, payments made for capital expenditures were $110 million, primarily related to upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business in Brazil and continued construction of a wheat milling facility in Brazil.

Cash provided by financing activities was $376 million in the three months ended March 31, 2017, compared to cash provided by financing activities of $219 million in the three months ended March 31, 2016. In the three months ended March 31, 2017, the net increase of $402 million in borrowings was primarily used to fund acquisitions and finance capital expenditures. In addition, we paid dividends of $67 million to our common shareholders and holders of our convertible preference shares. In the three months ended March 31, 2016, the net increase of $469 million in borrowings was primarily used to fund working capital and finance capital expenditures.

In addition, we paid dividends of $62 million to our common shareholders and holders of our convertible preference shares. Further, in connection with our common share repurchase program, in 2016 we purchased 2,965,349 of our common shares at a cost of $181 million.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at March 31, 2017:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)(2)	$190
Residual value guarantee (3)	227
Total	$417

(1)         We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2017 through 2022.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At March 31, 2017, we recorded no obligation related to these guarantees.

(2)         We issued guarantees to certain third parties related to performance of its unconsolidated joint ventures. The term of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2019. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At March 31, 2017, we recorded no obligation related to these guarantees.

(3)         We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2018 through 2021. At March 31, 2017, our recorded obligation related to these guarantees was $4 million.

Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its 100% owned subsidiaries.  At March 31, 2017, debt with a carrying amount of $4,452 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P.  There are no significant restrictions on the ability of Bunge Limited Finance Corp., Bunge N.A. Finance L.P. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.42 per share on March 2, 2017 to common shareholders of record on February 16, 2017.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2017 to shareholders of record on February 15, 2017.  On March 8, 2017, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.42 per common share.  The dividend will be payable on June 2, 2017 to common shareholders of record on May 19, 2017.  We also announced on March 8, 2017 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2017 to shareholders of record on May 15, 2017.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the three months ended March 31, 2017. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management

As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position.  We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored, operating under a global governance framework. We have a corporate risk management group which analyzes and monitors various risk exposures globally. Additionally, our Board of Directors’ Finance and Risk Policy Committee oversees our global governance framework including all risk management policies and limits.

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

	Three Months Ended		Year Ended
	March 31, 2017		December 31, 2016
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$200	$(20)	$1,207	$(121)
Lowest daily aggregated position value	$(475)	$(48)	$(682)	$(68)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2017 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange gains (losses) of $70 million for the three months ended March 31, 2017 and foreign exchange losses of $(257) million for the year ended December 31, 2016 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt based on market yields at March 31, 2017, was $4,854 million with a carrying value of $4,707 million. There was no significant change in our interest rate risk at March 31, 2017.

A hypothetical 100 basis point increase in the interest yields on our senior note debt at March 31, 2017 would result in a decrease of approximately $20 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at March 31, 2017 would cause an increase of approximately $24 million in the fair value of our debt.

A hypothetical 1% change in LIBOR would result in a change of approximately $40 million in our interest expense on our variable rate debt at March 31, 2017. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Controls Over Financial Reporting — There have been no changes in the Company’s internal controls over financial reporting during the first quarter ended March 31, 2017, that have  materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Notes 8 and 14 our consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil claims relating to our Brazilian operations. We have reserved an aggregate of $86 million and $74 million, for labor and civil claims respectively, as of March 31, 2017. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 97 million Brazilian reais (approximately $31 million as of March 31, 2017) related to a legacy environmental claim in Brazil.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BUNGE LIMITED

Date: May 3, 2017	By:	/s/ Thomas M. Boehlert
Thomas M. Boehlert
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Filed herewith.

E-1