Form 10-Q
period 2017-06-30
Bunge LTD
filed 2017-08-02
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company..  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

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

As of July 28, 2017 the number of shares issued of the registrant was:

Common shares, par value $.01 per share: 140,602,216

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(U.S. dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$11,645	$10,541	$22,766	$19,457
Cost of goods sold	(11,290)	(10,011)	(21,951)	(18,307)

Gross profit	355	530	815	1,150
Selling, general and administrative expenses	(328)	(303)	(706)	(617)
Interest income	8	14	20	24
Interest expense	(62)	(59)	(127)	(116)
Foreign exchange gains (losses)	51	(6)	107	15
Other income (expense) — net	2	(13)	(1)	(18)

Income (loss) from continuing operations before income tax	26	163	108	438
Income tax (expense) benefit	55	(39)	27	(73)

Income (loss) from continuing operations	81	124	135	365
Income (loss) from discontinued operations, net of tax	6	(4)	—	(13)

Net income (loss)	87	120	135	352
Net (income) loss attributable to noncontrolling interests	(6)	1	(7)	4

Net income (loss) attributable to Bunge	81	121	128	356
Convertible preference share dividends and other obligations	(9)	(12)	(17)	(25)

Net income (loss) available to Bunge common shareholders	$72	$109	$111	$331

Earnings per common share—basic (Note 17)
Net income (loss) from continuing operations	$0.48	$0.81	$0.79	$2.45
Net income (loss) from discontinued operations	0.04	(0.03)	—	(0.09)

Net income (loss) attributable to Bunge common shareholders	$0.52	$0.78	$0.79	$2.36

Earnings per common share—diluted (Note 17)
Net income (loss) from continuing operations	$0.48	$0.81	$0.79	$2.43
Net income (loss) from discontinued operations	0.03	(0.03)	—	(0.09)

Net income (loss) attributable to Bunge common shareholders	$0.51	$0.78	$0.79	$2.34

Dividends declared per common share	$0.46	$0.42	$0.88	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$87	$120	$135	$352
Other comprehensive income (loss):
Foreign exchange translation adjustment	(140)	465	126	985
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil and nil in 2017 and nil and nil in 2016	(64)	(155)	(71)	(339)
Unrealized gains (losses) on investments, net of tax (expense) benefit of $1 and $1 in 2017, nil and nil in 2016	1	—	1	—
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil and nil in 2017, nil and nil in 2016	(17)	(7)	(19)	—
Total other comprehensive income (loss)	(220)	303	37	646
Total comprehensive income (loss)	(133)	423	172	998
Less: comprehensive (income) loss attributable to noncontrolling interests	(11)	6	(17)	—
Total comprehensive income (loss) attributable to Bunge	$(144)	$429	$155	$998

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(U.S. dollars in millions, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$575	$934
Time deposits under trade structured finance program (Note 5)	—	64
Trade accounts receivable (less allowances of $120 and $122) (Note 13)	1,747	1,676
Inventories (Note 6)	5,454	4,773
Other current assets (Note 7)	4,138	3,645
Total current assets	11,914	11,092

Property, plant and equipment, net	5,331	5,099
Goodwill	504	373
Other intangible assets, net	362	336
Investments in affiliates	426	373
Deferred income taxes	543	524
Time deposits under trade structured finance program (Note 5)	411	464
Other non-current assets (Note 8)	942	927
Total assets	$20,433	$19,188
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,274	$257
Current portion of long-term debt (Note 12)	206	938
Letter of credit obligations under trade structured finance program (Note 5)	411	528
Trade accounts payable	3,513	3,485
Other current liabilities (Note 10)	2,529	2,476
Total current liabilities	7,933	7,684
Long-term debt (Note 12)	3,918	3,069
Deferred income taxes	268	239
Other non-current liabilities	879	853
Commitments and contingencies (Note 15)
Equity (Note 16):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2017 - 6,899,700 and 2016 — 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized — 400,000,000 shares; issued and outstanding: 2017 — 140,591,756 shares, 2016 — 139,500,862 shares	1	1
Additional paid-in capital	5,212	5,143
Retained earnings	8,195	8,208
Accumulated other comprehensive income (loss) (Note 16)	(5,951)	(5,978)
Treasury shares, at cost - 2017 and 2016 - 12,882,313 shares, respectively	(920)	(920)
Total Bunge shareholders’ equity	7,227	7,144
Noncontrolling interests	208	199
Total equity	7,435	7,343
Total liabilities and equity	$20,433	$19,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(U.S. dollars in millions)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$135	$352
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange loss (gain) on net debt	(33)	118
Bad debt expense	8	11
Depreciation, depletion and amortization	282	254
Share-based compensation expense	17	26
Deferred income tax expense (benefit)	(2)	82
Other, net	18	23
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(93)	39
Inventories	(532)	(1,250)
Secured advances to suppliers	125	265
Trade accounts payable and accrued liabilities	98	(272)
Net unrealized gain/loss on derivative contracts	(36)	34
Advances on sales	(149)	(106)
Margin deposits	(45)	(117)
Other, net	(270)	(143)
Cash provided by (used for) operating activities	(477)	(684)
INVESTING ACTIVITIES
Payments made for capital expenditures	(342)	(275)
Acquisitions of businesses (net of cash acquired)	(394)	—
Settlement of net investment hedges	(3)	(115)
Proceeds from investments	119	449
Payments for investments	(160)	(436)
Payments for investments in affiliates	(68)	(20)
Other, net	9	(20)
Cash provided by (used for) investing activities	(839)	(417)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	759	993
Proceeds from short-term debt with maturities greater than 90 days	380	166
Repayments of short-term debt with maturities greater than 90 days	(138)	(152)
Proceeds from long-term debt	3,872	5,839
Repayments of long-term debt	(3,853)	(5,292)
Proceeds from the exercise of options for common shares	57	—
Repurchases of common shares	—	(200)
Dividends paid	(135)	(124)
Other, net	(6)	(18)
Cash provided by (used for) financing activities	936	1,212
Effect of exchange rate changes on cash and cash equivalents	21	26
Net increase (decrease) in cash and cash equivalents	(359)	137
Cash and cash equivalents, beginning of period	934	411
Cash and cash equivalents, end of period	$575	$548

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

(Unaudited)

(U.S. dollars in millions, except share data)

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2017	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343
Net income (loss)	—	—	—	—	—	—	128	—	—	7	135
Other comprehensive income (loss)	—	—	—	—	—	—	—	27	—	10	37
Dividends on common shares	—	—	—	—	—	—	(124)	—	—	—	(124)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Share-based compensation expense	—	—	—	—	—	17	—	—	—	—	17
Issuance of common shares	—	(300)	—	1,090,894	—	52	—	—	—	—	52
Balance, June 30, 2017	$—	6,899,700	$690	140,591,756	$1	$5,212	$8,195	$(5,951)	$(920)	$208	$7,435

	Redeemable							Accumulated
	Non-	Convertible				Additional		Other		Non-
	Controlling	Preference Shares		Common Shares		Paid-in	Retained	Comprehensive	Treasury	Controlling	Total
	Interests	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Interests	Equity
Balance, January 1, 2016	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652
Net income (loss)	(6)	—	—	—	—	—	356	—	—	(4)	352
Accretion of noncontrolling interest	8	—	—	—	—	(8)	—	—	—	—	(8)
Other comprehensive income (loss)	1	—	—	—	—	—	—	642	—	4	646
Dividends on common shares	—	—	—	—	—	—	(111)	—	—	—	(111)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Noncontrolling interests from redemption	—	—	—	—	—	(1)	—	—	—	(8)	(9)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	(22)	(22)
Share-based compensation expense	—	—	—	—	—	26	—	—	—	—	26
Repurchase of common shares	—	—	—	(3,296,230)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	248,902	—	(2)	—	—	—	—	(2)
Balance, June 30, 2016	$40	6,900,000	$690	139,436,139	$1	$5,120	$7,953	$(5,718)	$(920)	$174	$7,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2016 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, forming part of Bunge’s 2016 Annual Report on Form 10-K filed with the SEC on February 28, 2017.

2.                                      ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements — In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation — Stock Compensation (Topic 718), Scope of Modification Accounting. The new guidance requires an entity to apply modification accounting only if the fair value, vesting conditions, or classification of the award as equity or liability changes as a result of a change in terms or conditions of a share-based payment award. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The amendments in the ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The new guidance shortens the premium amortization period for certain callable debt securities to the earliest call date.  The new guidance does not require an accounting change for securities held at a discount, which will continue to be amortized to maturity.  The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Early adoption is permitted.  The new requirements should be implemented using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.

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

3.                                      COMPETITIVENESS PROGRAM

In July 2017, Bunge announced a global Competitiveness Program (“the Program”) to improve its cost position and deliver increased value to shareholders.  The Program will, among other things, rationalize Bunge’s cost structure and reengineer the way the company operates in order to reduce overhead costs. One of the Program’s key objectives will be to streamline processes and consolidate back office functions to improve efficiency and scalability.

The Program will comprise restructuring initiatives that may include the sale or disposal of long-lived assets, reduction of workforce and rationalization of certain investments. As Bunge continues to review its opportunities, certain charges may be recorded in earnings, including severance and other employee benefit costs and other costs related to the disposal of assets or investments.  There were no material expenses recorded for the Program as of June 30, 2017.

4.                                      BUSINESS ACQUISITIONS

On February 28, 2017, Bunge closed on the acquisition of two oilseed processing plants and related operations in the Netherlands and France pursuant to an agreement with Cargill, Inc. Bunge paid a total purchase price of approximately $344 million, subject to adjustments for working capital. The purchase price allocation resulted in $109 million allocated to property, plant and equipment, $125 million to other net assets and liabilities and $7 million to finite-lived intangible assets. The transaction also resulted in $103 million of goodwill allocated to Bunge’s agribusiness operations.

5.                                      TRADE STRUCTURED FINANCE PROGRAM

Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the six months ended June 30, 2017 and 2016, the net return from these activities was $18 million and $30 million, respectively, and were included as a reduction of cost of goods sold in the accompanying consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions, and time deposits denominated in either the local currency of the financial institutions counterparties or in U.S. dollars, as well as foreign exchange forward contracts, all of which are subject to legally enforceable set-off agreements.

The table below summarizes the assets and liabilities included in the condensed consolidated balance sheets and the associated fair value amounts at June 30, 2017 and December 31, 2016, related to the program.   The fair values approximated the carrying amount of the related financial instruments.

	June 30,	December 31,
(US$ in millions)	2017	2016
Current assets:
Carrying value of time deposits	$—	$64
Fair value (Level 2 measurement) of time deposits	$—	$64

Non-current assets:
Carrying value of time deposits	$411	$464
Fair value (Level 2 measurement) of time deposits	$411	$464

Current liabilities:
Carrying value of letters of credit obligations	$411	$528
Fair value (Level 2 measurement) of letters of credit obligations	$411	$528
Total fair value (Level 2 measurement) of letters of credit obligations	$411	$528

As of June 30, 2017 and December 31, 2016, time deposits and LCs of $6,182 million and $5,732 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met.  At June 30, 2017 and December 31, 2016, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.59% and 2.36%, respectively.  During the six months ended June 30, 2017 and 2016, total net proceeds from issuances of LCs were $3,889 million and $3,242 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

6.                                      INVENTORIES

Inventories by segment are presented below. Readily marketable inventory (“RMI”) are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat, carried at fair value because of their commodity characteristics, widely available markets and international pricing mechanisms. All other inventories are carried at lower of cost and net realizable value.

	June 30,	December 31,
(US$ in millions)	2017	2016
Agribusiness (1)	$4,298	$3,741
Edible Oil Products (2)	418	404
Milling Products	190	167
Sugar and Bioenergy (3)	455	406
Fertilizer	93	55
Total	$5,454	$4,773

(1)         Includes RMI of $4,140 million and $3,593 million at June 30, 2017 and December 31, 2016, respectively.  Of these amounts, $3,015 million and $2,523 million can be attributable to merchandising activities at June 30, 2017 and December 31, 2016, respectively.

(2)         Includes RMI of bulk soybean and canola oil in the aggregate amount of $104 million and $123 million at June 30, 2017 and December 31, 2016, respectively.

(3)         Includes sugar RMI, which can be attributable to Bunge’s trading and merchandising business of $132 million and $139 million at June 30, 2017 and December 31, 2016, respectively.

7.                                      OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2017	2016
Unrealized gains on derivative contracts, at fair value	$1,594	$1,327
Prepaid commodity purchase contracts (1)	323	273
Secured advances to suppliers, net (2)	421	601
Recoverable taxes, net	493	467
Margin deposits	295	251
Marketable securities, at fair value and other short-term investments	290	94
Deferred purchase price receivable, at fair value (3)	96	87
Prepaid expenses	121	148
Other	505	397
Total	$4,138	$3,645

(1)         Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)         Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $1 million at June 30, 2017 and $1 million at December 31, 2016. There were no significant changes in the allowance at June 30, 2017 and December 31, 2016, respectively. Interest earned on secured advances to suppliers of $12 million and $7 million for the three months ended June 30, 2017 and 2016 respectively, and $27 million and $18 million for the six months ended June 30, 2017 and 2016, respectively is included in net sales in the condensed consolidated statements of income.

(3)         Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 13).

Marketable Securities and Other Short-Term Investments - The Company invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a summary of amounts recorded on the condensed consolidated balance sheets for marketable securities and other short-term investments.

	June 30,	December 31,
(US$ in millions)	2017	2016
Foreign government securities	$214	$28
Corporate debt securities	65	57
Certificate of deposits/time deposits	6	7
Other	5	2
Total marketable securities and other short-term investments	$290	$94

As of June 30, 2017, total marketable securities and other short-term investments includes $16 million of assets classified as available for sale, $266 million as trading and $8 million as other short-term investments. As of December 31, 2016, total marketable securities and other short-term investments includes $22 million of assets classified as available for sale, $63 million as trading and $9 million as other short-term investments.  Held-to-maturity foreign government and corporate debt securities and certificate of deposits/time deposits are expected to be converted to cash within a twelve month period and are therefore classified as current. Due to the short term nature of these investments, carrying value approximates fair value.

8.                                      OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:

	June 30,	December 31,
(US$ in millions)	2017	2016
Recoverable taxes, net (1)	$125	$139
Judicial deposits (1)	138	129
Other long-term receivables	22	23
Income taxes receivable (1)	279	261
Long-term investments	56	54
Affiliate loans receivable	24	25
Long-term receivables from farmers in Brazil, net (1)	134	133
Other	164	163
Total	$942	$927

(1)                                 These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take several years.

Recoverable taxes, net-Recoverable taxes are reported net of allowances of $26 million and $32 million at June 30, 2017 and December 31, 2016, respectively.

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

The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil.

	June 30,	December 31,
(US$ in millions)	2017	2016
Legal collection process (1)	$155	$144
Renegotiated amounts (2)	50	52
Other long-term receivables	38	46
Total	$243	$242

(1)         All amounts in legal process are considered past due upon initiation of legal action.

(2)         All renegotiated amounts are current on repayment terms.

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2017 and the year ended December 31, 2016 was $264 million and $235 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2017		December 31, 2016
	Recorded		Recorded
(US$ in millions)	Investment	Allowance	Investment	Allowance
For which an allowance has been provided:
Legal collection process	$96	$82	$84	$78
Renegotiated amounts	30	27	36	31
For which no allowance has been provided:
Legal collection process	59	—	60	—
Renegotiated amounts	20	—	16	—
Other long-term receivables	38	—	46	—
Total	$243	$109	$242	$109

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2017	2016	2017	2016
Beginning balance	$111	$108	$109	$100
Bad debt provisions	9	1	10	1
Recoveries	(5)	(9)	(8)	(9)
Write-offs	(1)	—	—	—
Foreign exchange translation	(5)	11	(2)	19
Ending balance	$109	$111	$109	$111

9.                                      INCOME TAXES

Income tax expense is provided on an interim basis based on management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or non-recurring tax adjustments in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effective tax rate is highly dependent on the geographic distribution of Bunge’s worldwide earnings or losses and tax regulations in each jurisdiction. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly, including the realizability of deferred tax assets.  Volatility in earnings results in a taxing jurisdiction could result in a determination that additional valuation allowance adjustments may be warranted. While management does not currently believe any future valuation allowance adjustments will be significant, the actual results may be different and the impact of such amounts will be recorded in the period in which management’s assessment changes.

For the six months ended June 30, 2017, and 2016, income tax (expense)/benefit related to continuing operations was $27 million and $(73) million, respectively, resulting in effective tax rates of (25)% and 17%. The year-to-date effective tax rate of (25)% in 2017 was primarily due to certain discrete items, including an income tax benefit of $32 million for a favorable resolution of income tax matters in Asia and an income tax benefit of $17 million related to a tax election in South America. The 2016 year-to-date effective tax rate of 17% was driven primarily by discrete items, including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America and an income tax benefit of $11 million recorded for income tax refund claims in Europe, partially offset by an income tax charge of $(32) million recorded for an uncertain tax position related to Asia. Excluding the effect of these discrete items noted above, Bunge’s effective tax rate for the six months ended June 30, 2017, and 2016 was 20% and 26%, respectively. The reduction in the effective tax rate from 2016 to 2017, taking into account an exclusion of the discrete tax items noted above, is primarily attributable to favorable earnings mix and increased tax-exempt income.

Bunge believes that it is reasonably possible that approximately $30 million of its unrecognized tax benefits may be recognized within the next twelve months as a result of the lapse of statute of limitations, or settlement with the tax authorities.

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

10.                               OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	June 30,	December 31,
(US$ in millions)	2017	2016
Unrealized losses on derivative contracts at fair value	$1,444	$1,203
Accrued liabilities	513	548
Advances on sales	246	395
Other	326	330
Total	$2,529	$2,476

11.                               FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  See Note 13 for deferred purchase price receivable (“DPP”) related to sales of trade receivables. See Note 8 for long-term receivables from farmers in Brazil, net and other long-term investments and Note 12 for long-term debt. Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.

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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2017				December 31, 2016
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,753	$623	$4,376	$—	$3,618	$237	$3,855
Trade accounts receivable(1)	—	7	—	7	—	6	—	6
Unrealized gain on designated derivative contracts(2):
Interest rate	—	—	—	—	—	1	—	1
Foreign exchange	—	21	—	21	—	29	—	29
Unrealized gain on undesignated derivative contracts (2):
Interest rate	—	4	—	4	—	1	—	1
Foreign exchange	2	306	—	308	—	312	—	312
Commodities	648	530	47	1,225	421	431	96	948
Freight	18	—	4	22	16	—	—	16
Energy	14	—	—	14	23	1	—	24
Deferred purchase price receivable (Note 13)	—	96	—	96	—	87	—	87
Other (3)	17	689	—	706	18	108	—	126
Total assets	$699	$5,406	$674	$6,779	$478	$4,594	$333	$5,405
Liabilities:
Trade accounts payable(1)	$—	$659	$453	$1,112	$—	$478	$44	$522
Unrealized loss on designated derivative contracts (4):
Interest rate	—	23	—	23	—	18	—	18
Foreign exchange	—	2	—	2	—	—	—	—
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	3	—	3	—	—	—	—
Foreign exchange	3	307	—	310	—	233	—	233
Commodities	623	423	45	1,091	356	444	144	944
Freight	21	—	3	24	14	—	1	15
Energy	16	—	3	19	9	—	2	11
Total liabilities	$663	$1,417	$504	$2,584	$379	$1,173	$191	$1,743

(1)         Trade accounts receivable and payable are generally stated at historical amounts, net of write-offs and allowances with the exception of $7 million and $1,112 million, at June 30, 2017 and $6 million and $522 million at December 31, 2016, respectively, related to certain delivered inventory for which the receivable and payable, respectively, fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)         Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are nil and $5 million included in other non-current assets at June 30, 2017 and December 31, 2016, respectively.

(3)         Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)         Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are $28 million and $18 million included in other non-current liabilities at June 30, 2017 and December 31, 2016, respectively.

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

If Bunge used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and RMI at fair value in the consolidated balance sheets and condensed consolidated statements of income could differ.  Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and RMI at fair value in the consolidated balance sheets and consolidated statements of income could differ.

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

Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination. These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at June 30, 2017 and December 31, 2016, respectively.

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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2017 and 2016.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2017
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, April 1, 2017	$(72)	$743	$(372)	$299
Total gains and (losses), realized/unrealized included in cost of goods sold	27	86	4	117
Purchases	1	380	(125)	256
Sales	—	(658)	—	(658)
Issuances	(3)	—	—	(3)
Settlements	54	—	91	145
Transfers into Level 3	(3)	157	(51)	103
Transfers out of Level 3	(4)	(85)	—	(89)
Balance, June 30, 2017	$—	$623	$(453)	$170

(1)         Derivatives, net include Level 3 derivative assets and liabilities.

(2)         Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended June 30, 2016
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net (2)	Total

Balance, April 1, 2016	$16	$730	$(291)	$455
Total gains and (losses), realized/unrealized included in cost of goods sold	116	121	3	240
Purchases	—	196	(17)	179
Sales	—	(250)	—	(250)
Issuances	—	(7)	—	(7)
Settlements	(6)	—	99	93
Transfers into Level 3	(2)	168	(1)	165
Transfers out of Level 3	3	(41)	19	(19)
Balance, June 30, 2016	$127	$917	$(188)	$856

(1)         Derivatives, net include Level 3 derivative assets and liabilities.

(2)         Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended June 30, 2017
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable/
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total

Balance, January 1, 2017	$(51)	$237	$(44)	$142
Total gains and losses (realized/unrealized) included in cost of goods sold	(32)	72	11	51
Purchases	5	1,144	(455)	694
Sales	—	(1,030)	—	(1,030)
Issuances	(5)	—	—	(5)
Settlements	71	—	91	162
Transfers into Level 3	(7)	341	(55)	279
Transfers out of Level 3	19	(141)	(1)	(123)
Balance, June 30, 2017	$—	$623	$(453)	$170

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

(2)         Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three and six months ended June 30, 2017 and 2016 for Level 3 assets and liabilities that were held at June 30, 2017 and 2016.

	Level 3 Instruments
	Fair Value Measurements
	Three Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2017
Cost of goods sold	$5	$22	$(1)	$26

Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2016
Cost of goods sold	$83	$51	$(3)	$131

(1)         Derivatives, net include Level 3 derivative assets and liabilities.

(2)         Trade Accounts Receivable and Trade Accounts Payable, net, include Level 3 inventory related receivables and payables.

	Level 3 Instruments
	Fair Value Measurements
	Six Months Ended
		Readily	Trade Accounts
	Derivatives,	Marketable	Receivable and
(US$ in millions)	Net (1)	Inventories	Payable, Net(2)	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2017
Cost of goods sold	$(9)	$(9)	$3	$(15)

Changes in unrealized gains and (losses) relating to assets and liabilities held at June 30, 2016
Cost of goods sold	$20	$(7)	$(2)	$11

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

As of June 30, 2017, Bunge had fixed-to-variable interest rate swap agreements. Below is a summary of Bunge’s current interest rate swap agreements designated as fair value hedge agreements as of June 30, 2017.

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

	June 30, 2017
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Interest Rate
Futures	$2	$—	$—	Notional
Swaps	—	(1,963)	710	Notional
Forward Rate Agreements	—	—	3,513	Notional

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

Foreign exchange risk is also managed through the use of foreign currency debt. Bunge has 800 million euro senior unsecured euro-denominated notes of which 797 million euro is designated and is effective as, a net investment hedge of euro denominated assets. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within OCI.

Bunge assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.

The table below summarizes the notional amounts of open foreign exchange positions.

	June 30, 2017
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long (1)	(Short) (2)	Long (2)	Measure
Foreign Exchange
Options	$—	$(698)	$342	Delta
Forwards	—	(10,204)	9,649	Notional
Futures	(70)	—	—	Notional
Swaps	—	(342)	1,082	Notional

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

The table below summarizes the volumes of open agricultural commodities derivative positions.

	June 30, 2017
	Exchange Traded
	Net (Short) &	Non-exchange Traded		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Agricultural Commodities
Futures	765,000	—	—	Metric Tons
Options	(300,894)	—	—	Metric Tons
Forwards	—	(31,421,931)	24,072,031	Metric Tons
Swaps	508,000	(3,621,709)	943,966	Metric Tons

(1)         Exchange traded derivatives are presented on a net (short) and long position basis.

(2)         Non-exchange traded derivatives are presented on a gross (short) and long position basis.

Ocean freight derivatives — Bunge uses derivative instruments referred to as freight forward agreements “FFAs” and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated hedges at June 30, 2017 and December 31, 2016, respectively.

The table below summarizes the open ocean freight positions.

	June 30, 2017
	Exchange Cleared
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure
Ocean Freight
FFA	1,661	—	—	Hire Days
FFA Options	212	—	—	Hire Days

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

The table below summarizes the open energy positions.

	June 30, 2017
	Exchange Traded
	Net (Short) &	Non-exchange Cleared		Unit of
	Long (1)	(Short) (2)	Long (2)	Measure (3)
Natural Gas (3)
Futures	4,525,431	—	—	MMBtus
Swaps	—	—	673,649	MMBtus
Options	—	—	—	MMBtus

Energy—Other
Futures	16,086	—	—	Metric Tons
Forwards	—	—	6,048,869	Metric Tons
Swaps	249,400	—	—	Metric Tons
Options	—	—	—	Metric Tons

(1)         Exchange traded and cleared derivatives are presented on a net (short) and long position basis.

(2)         Non-exchange cleared derivatives are presented on a gross (short) and long position basis.

(3)         Million British Thermal Units (“MMBtus”) are standard units of measurement used to denote an amount of electricity and natural gas, respectively.

The Effect of Financial Instruments on the Condensed Consolidated Statements of Income

The table below summarizes the effect of derivative instruments that are designated as fair value hedges and also derivative instruments that are undesignated on the condensed consolidated statements of income for the six months ended June 30, 2017 and 2016.

		Gain or (Loss) Recognized in
		Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)	Location	2017	2016
Designated Derivative Contracts:
Interest Rate	Interest income/Interest expense	$8	$3
Total		$8	$3
Undesignated Derivative Contracts:
Foreign Exchange	Foreign exchange gains (losses)	$22	$253
Foreign Exchange	Cost of goods sold	(18)	601
Commodities	Cost of goods sold	412	(960)
Freight	Cost of goods sold	(3)	(1)
Energy	Cost of goods sold	(13)	9
Total		$400	$(98)

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2017.

	Six Months Ended June 30, 2017
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$266	$1	Foreign exchange gains (losses)	$17	Foreign exchange gains (losses)	$—
Total	$266	$1		$17		$—

Net Investment Hedge:
Foreign Currency denominated debt (4)	$881	$(70)	Foreign currency denominated debt	$—	Foreign currency denominated debt	$—
Foreign Exchange (3)	$500	$(2)		$—		$—
Total	$1,381	$(72)		$—		$—

(1)         The gain (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2017, Bunge expects to reclassify into income in the next 12 months approximately $1 million of after-tax gain (loss) related to its foreign exchange cash flow hedges and nil for net investment hedges.

(2)         There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)         The foreign exchange contracts mature at various dates through June 2018.

(4)         The euro denominated loans mature in 2023.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the six months ended June 30, 2016.

	Six Months Ended June 30, 2016
		Gain or	Gain or (Loss)
		(Loss)	Reclassified from
		Recognized in	Accumulated OCI into		Gain or (Loss) Recognized
	Notional	Accumulated	Income (1)		in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)

Cash Flow Hedge:
Foreign Exchange (3)	$178	$30	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$178	$30		$—		$—

Net Investment Hedge:
Foreign currency denominated debt(3)	$661	$4	Foreign currency denominated debt	$—	Foreign currency denominated debt	$—
Foreign Exchange (3)	$1,275	$(373)	Foreign exchange gains (losses)	$—	Foreign exchange gains (losses)	$—
Total	$1,936	$(369)		$—		$—

(1)         The gain or (loss) recognized relates to the effective portion of the hedging relationship.  At June 30, 2016, Bunge expected to reclassify into income in the next 12 months approximately $16 million of after-tax gains (losses) related to its foreign exchange cash flow hedges and nil for net investment hedges.

(2)         There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)         The foreign exchange contracts matured at various dates through 2020.

12.                               DEBT

Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At June 30, 2017, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

At June 30, 2017, Bunge had $4,120 million of unused and available borrowing capacity under its committed credit facilities totaling $5,015 million with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2017		December 31, 2016
	Carrying	Fair Value	Carrying	Fair Value
(US$ in millions)	Value	(Level 2)	Value	(Level 2)
Long-term debt, including current portion	$4,124	$4,268	$4,007	$4,163

13.                               TRADE RECEIVABLES SECURITIZATION PROGRAM

Bunge and certain of its subsidiaries participate in a $700 million trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) that provides for funding of up to $700 million against receivables sold into the Program.

The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	June 30,	June 30,
(US$ in millions)	2017	2016
Gross receivables sold	$4,554	$4,297
Proceeds received in cash related to transfer of receivables	$4,379	$4,150
Cash collections from customers on receivables previously sold	$4,434	$4,210
Discounts related to gross receivables sold included in SG&A	$4	$3

	June 30,	December 31,
(US$ in millions)	2017	2016
Receivables sold which were derecognized on Bunge balance sheet	$672	$628
Deferred purchase price included in other current assets	$96	$87

14.                               RELATED PARTY TRANSACTIONS

Notes receivable—Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $22 million at June 30, 2017, which matures in June 2019, with interest based on CDI, the average one-day interbank deposit rate in Brazil.

Bunge holds a note receivable from Solazyme Bunge Renewable Oils Cooperatief U.A., a 49.9% equity method investment in Brazil, having a carrying value of $9 million at June 30, 2017, with an interest rate of 11.05%.

In addition, Bunge held notes receivables from other related parties totaling $3 million at June 30, 2017.

Notes payable—Bunge holds a note payable with its joint venture Bunge SCF Grain LLC with a carrying value of $11 million at June 30, 2017. This note matures on March 31, 2019 with an interest rate based on LIBOR and is included in other long-term liabilities in Bunge’s consolidated balance sheet.

Other - Bunge purchased soybeans, other commodity products and received port services from certain of its unconsolidated investees, totaling $232 million and $216 million for the three months ended June 30, 2017 and 2016, respectively, and $500 million and $469 million for the six months ended June 30, 2017 and 2016, respectively.  Bunge also sold soybeans, other commodity products and provided port services to certain of its unconsolidated investees, totaling $245 million and $73 million for the three months ended June 30, 2017 and 2016, respectively, and $311 million and $129 million for the six months ended June 30, 2017 and 2016, respectively.

15.                               COMMITMENTS AND CONTINGENCIES

Bunge is party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at June 30, 2017 and December 31, 2016 are the following amounts related to these matters:

	June 30,	December 31,
(US$ in millions)	2017	2016
Non-income tax claims	$173	$170
Labor claims	91	82
Civil and other claims	91	98
Total	$355	$350

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

On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, and mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability of 468 million Brazilian reais (approximately $141 million as of June 30, 2017), plus applicable interest. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. As of June 30, 2017, the accrued liability was 408 million Brazilian reais (approximately $123 million), plus applicable interest.

As of June 30, 2017, the Brazilian state authorities have concluded examinations of the ICMS tax returns from 1990 to the present and have issued over 1,300 assessments totaling approximately 1,030 million Brazilian reais (approximately $311 million as of June 30, 2017), plus applicable interest and penalties on the outstanding amount. As of December 31, 2016, the claims were approximately 797 million Brazilian reais (approximately $245 million), plus applicable interest and penalties. Management intends to continue to vigorously defend against its pending state cases. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

As of June 30, 2017, the Brazilian authorities have concluded examinations of the PIS-COFINS tax returns and issued assessments relating to years 2004 through the first quarter of 2011. As of June 30, 2017, the cumulative claims for 2004 through 2011 were approximately 550 million Brazilian reais (approximately $166 million), plus applicable interest and penalties. As of December 31, 2016, the cumulative claims were approximately 510 million Brazilian reais (approximately $156 million), plus applicable interest and penalties. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.

Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings, and claims related to its activities. In 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of June 30, 2017, totaled approximately $250 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.

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

Guarantees - Bunge has issued or was a party to the following guarantees at June 30, 2017:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)(2)	$182
Residual value guarantee (3)	227
Total	$409

(1)         Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated joint ventures. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2017 through 2022. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At June 30, 2017, Bunge recorded no obligation related to these guarantees.

(2)         Bunge issued guarantees to certain third parties related to performance of its unconsolidated joint ventures. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2019. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At June 30, 2017, Bunge recorded no obligation related to these guarantees.

(3)         Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2018 through 2021. At June 30, 2017, Bunge’s recorded obligation related to these guarantees was $3 million.

Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, its subsidiaries.  As of June 30, 2017, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $5,013 million related to these guarantees. This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

16.                               EQUITY

Share repurchase program - In May 2015, Bunge established a program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the quarter and six months ended June 30, 2017. Bunge repurchased 3,296,230 common shares in 2016 under this program for $200 million. Total repurchases under the program from its inception were 4,707,440 shares for $300 million.

Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance April 1, 2017	$(5,473)	$(111)	$(145)	$3	$(5,726)
Other comprehensive income (loss) before reclassifications	(145)	(64)	—	1	(208)
Amount reclassified from accumulated other comprehensive income	—	(17)	—	—	(17)
Balance, June 30, 2017	$(5,618)	$(192)	$(145)	$4	$(5,951)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance April 1, 2016	$(5,931)	$36	$(134)	$3	$(6,026)
Other comprehensive income (loss) before reclassifications	469	(155)	—	—	314
Amount reclassified from accumulated other comprehensive income	—	(6)	—	—	(6)
Balance, June 30, 2016	$(5,462)	$(125)	$(134)	$3	$(5,718)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2017	$(5,734)	$(102)	$(145)	$3	$(5,978)
Other comprehensive income (loss) before reclassifications	116	(71)	—	1	46
Amount reclassified from accumulated other comprehensive income	—	(19)	—	—	(19)
Balance, June 30, 2017	$(5,618)	$(192)	$(145)	$4	$(5,951)

		Deferred	Pension and Other	Unrealized	Accumulated
	Foreign Exchange	Gains (Losses)	Postretirement	Gains (Losses)	Other
	Translation	on Hedging	Liability	on	Comprehensive
(US$ in millions)	Adjustment	Activities	Adjustments	Investments	Income (Loss)
Balance, January 1, 2016	$(6,443)	$214	$(134)	$3	$(6,360)
Other comprehensive income (loss) before reclassifications	981	(339)	—	—	642
Amount reclassified from accumulated other comprehensive income	—	—	—	—	—
Balance, June 30, 2016	$(5,462)	$(125)	$(134)	$3	$(5,718)

17.                               EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions, except for share data)	2017	2016	2017	2016
Income (loss) from continuing operations	$81	$124	$135	$365
Net (income) loss attributable to noncontrolling interests	(6)	1	(7)	4
Income (loss) from continuing operations attributable to Bunge	75	125	128	369
Other redeemable obligations (1)	—	(3)	—	(8)
Convertible preference share dividends	(9)	(9)	(17)	(17)
Income (loss) from discontinued operations, net of tax	6	(4)	—	(13)
Net income (loss) available to Bunge common shareholders	$72	$109	$111	$331

Weighted-average number of common shares outstanding:
Basic	140,466,021	139,406,634	140,111,135	140,234,524
Effect of dilutive shares:
—stock options and awards	932,783	358,243	1,043,341	289,838
—convertible preference shares	—	—	—	7,877,730
Diluted (2)	141,398,804	139,764,877	141,154,476	148,402,092

Basic earnings per common share:
Net income (loss) from continuing operations	$0.48	$0.81	$0.79	$2.45
Net income (loss) from discontinued operations	0.04	(0.03)	—	(0.09)
Net income (loss) attributable to Bunge common shareholders—basic	$0.52	$0.78	$0.79	$2.36

Diluted earnings per common share:
Net income (loss) from continuing operations	$0.48	$0.81	$0.79	$2.43
Net income (loss) from discontinued operations	0.03	(0.03)	—	(0.09)
Net income (loss) attributable to Bunge common shareholders—diluted	$0.51	$0.78	$0.79	$2.34

(1)         Accretion of redeemable noncontrolling interest of $3 million and $8 million for the three and six months ended June 30, 2016, respectively, related to a non-fair value variable put arrangement whereby the noncontrolling interest holder could require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods include the effect of losses incurred by the operations for the three and six months ended June 30, 2016. In the second quarter of 2016, this variable put arrangement was terminated.

(2)         Approximately 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2017. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2017.

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

18.                               SEGMENT INFORMATION

Bunge has five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes and the type and class of customer and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment involves sugarcane growing and milling in Brazil, sugar trading and merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the Fertilizer segment include its port operations in Brazil and Argentina and its blending and retail operations in Argentina.

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

(US$ in millions)

		Edible				Discontinued
Three Months Ended		Oil	Milling	Sugar and		Operations &
June 30, 2017	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$8,298	$1,970	$390	$906	$81	$—	$11,645
Inter—segment revenues	1,027	32	—	—	—	(1,059)	—
Foreign exchange gains (losses)	43	1	(1)	4	4	—	51
Noncontrolling interests (1)	(5)	(1)	—	—	(1)	1	(6)
Other income (expense) — net	1	3	1	(3)	—	—	2
Segment EBIT (2)	18	28	16	8	3	—	73
Discontinued operations (3)	—	—	—	—	—	6	6
Depreciation, depletion and amortization	(66)	(26)	(15)	(42)	(3)	—	(152)
Total assets	$12,941	$2,406	$1,530	$3,032	$344	$180	$20,433

Three Months Ended June 30, 2016
Net sales to external customers	$7,524	$1,705	$422	$809	$81	$—	$10,541
Inter—segment revenues	991	25	1	2	—	(1,019)	—
Foreign exchange gains (losses)	(4)	(1)	(4)	3	—	—	(6)
Noncontrolling interests (1)	(2)	(1)	—	—	—	4	1
Other income (expense) — net	(9)	—	—	(4)	—	—	(13)
Segment EBIT (2)	168	2	33	—	2	—	205
Discontinued operations (3)	—	—	—	—	—	(4)	(4)
Depreciation, depletion and amortization	(59)	(23)	(17)	(39)	(3)	—	(141)
Total assets	$14,655	$2,013	$1,503	$3,410	$330	$184	$22,095

		Edible				Discontinued
Six Months Ended		Oil	Milling	Sugar and		Operations &
June 30, 2017	Agribusiness	Products	Products	Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$16,117	$3,850	$772	$1,894	$133	$—	$22,766
Inter—segment revenues	2,040	70	5	—	—	(2,115)	—
Foreign exchange gains (losses)	92	4	(1)	9	3	—	107
Noncontrolling interests (1)	(5)	(3)	—	—	(1)	2	(7)
Other income (expense) — net	4	1	(1)	(5)	—	—	(1)
Segment EBIT (2)	127	64	25	(9)	(1)	—	206
Discontinued operations (3)	—	—	—	—	—	—	—
Depreciation, depletion and amortization	(127)	(50)	(30)	(69)	(6)	—	(282)
Total assets	$12,941	$2,406	$1,530	$3,032	$344	$180	$20,433

Six Months Ended
June 30, 2016
Net sales to external customers	$13,807	$3,231	$813	$1,467	$139	$—	$19,457
Inter—segment revenues	1,849	51	1	2	—	(1,903)	—
Foreign exchange gains (losses)	20	(2)	(5)	3	(1)	—	15
Noncontrolling interests (1)	—	(3)	—	—	—	7	4
Other income (expense) — net	(6)	(1)	(2)	(9)	—	—	(18)
Segment EBIT (2)	450	32	55	(14)	4	—	527
Discontinued operations (3)	—	—	—	—	—	(13)	(13)
Depreciation, depletion and amortization	(114)	(45)	(31)	(58)	(6)	—	(254)
Total assets	$14,655	$2,013	$1,503	$3,410	$330	$184	$22,095

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

(3)         Represents net income (loss) from discontinued operations.

A reconciliation of total Segment EBIT to net income attributable to Bunge follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ in millions)	2017	2016	2017	2016
Total Segment EBIT from continuing operations	$73	$205	$206	$527
Interest income	8	14	20	24
Interest expense	(62)	(59)	(127)	(116)
Income tax (expense) benefit	55	(39)	27	(73)
Income (loss) from discontinued operations, net of tax	6	(4)	—	(13)
Noncontrolling interests’ share of interest and tax	1	4	2	7
Net income attributable to Bunge	$81	$121	$128	$356

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

You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2017 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2016 and to “Item 4 Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 for a discussion of our internal controls over financial reporting.

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

Segment Overview

Agribusiness — EBIT for the second quarter of 2017 was $18 million compared to $168 million in the second quarter of 2016.  Slow farmer selling due to a drop in commodity prices and the stronger Brazilian real impacted margins in our oilseed processing and grain origination businesses.  Also, contributing to lower EBIT were the reversal of mark-to-market gains from previous quarters, increases in general and administrative expenses from recent acquisitions in Europe and the impact on costs from the appreciation of the Brazilian real against the U.S. dollar.  These decreases were partially offset by stronger contribution from risk management activities in our oilseeds distribution and trading business and foreign exchange gains on U.S. dollar denominated loans to fund operations in our oilseed processing business in the second quarter 2017.

Edible oil products — EBIT for the second quarter of 2017 was $28 million compared to $2 million in the second quarter of 2016.  Higher results in the quarter were primarily driven by improved pricing and reduced employee-related costs in North America.

Milling products — EBIT for the second quarter of 2017 was $16 million compared to $33 million in the second quarter of 2016.  The decline in segment performance was primarily the result of lower gross profit in our wheat milling operations in Brazil and Mexico driven by continued weak economic conditions and decreased demand for wheat products, and the impact of the 8% appreciation of the Brazilian real against the U.S. dollar compared to the second quarter 2016.

Sugar and Bioenergy — EBIT for the second quarter of 2017 was $8 million compared to break even in the second quarter of 2016.   The second quarter is the inter-harvest period in Brazil when sugarcane mills in the Center-South region typically do not operate for most of the quarter and are selling sugar and ethanol inventories from the previous sugarcane harvest. For the second quarter of 2017, segment results improved due to increased sugar sales volumes and sales prices in our sugar milling operations, partially offset by weaker margins in our trading and merchandising business and $6 million in severance and restructuring costs in Brazil.

Fertilizer — EBIT for the second quarter of 2017 was $3 million compared to $2 million in the second quarter of 2016.  Increased results in the quarter were primarily driven by foreign exchange gains recognized from the weakening of the Argentine peso, compared to second quarter 2016.

Segment Results

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net Income (Loss) Attributable to Bunge - For the quarter ended June 30, 2017, net income attributable to Bunge decreased by $40 million to $81 million from $121 million in the quarter ended June 30, 2016. This decrease resulted primarily from a decrease in segment EBIT of $132 million, particularly in agribusiness and milling products, partially offset by income tax benefits.

Income Tax Expense — In the quarter ended June 30, 2017, income tax (expense) / benefit was $55 million compared to $(39) million in the quarter ended June 30, 2016. The effective tax rate in the second quarter was negative compared to 24% in the second quarter of 2016. The lower effective tax rate in 2017 was primarily due to certain discrete items, including an income tax benefit of $32 million for a favorable resolution of income tax matters in Asia and an income tax benefit of $17 million related to a tax election in South America. The 2016 effective tax rate of 24% was primarily due to certain discrete items, including an income tax benefit of $11 million recorded for income tax refund claims in Europe. Excluding the effect of these discrete items noted above, our effective tax rate was 31% and (24)% for the second quarter 2016 and 2017 respectively.  The reduction in the effective tax rate from second quarter 2016 to second quarter 2017, taking into account an exclusion of the discrete tax items noted above, is primarily attributable to favorable earnings mix and increased tax-exempt income.

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended
	June 30,
(US$ in millions, except volumes)	2017	2016
Volumes (in thousands of metric tons):
Agribusiness	36,173	33,944
Edible oil products	1,947	1,742
Milling products	1,099	1,136
Sugar and Bioenergy	2,134	2,116
Fertilizer	246	249

Net sales:
Agribusiness	$8,298	$7,524
Edible oil products	1,970	1,705
Milling products	390	422
Sugar and Bioenergy	906	809
Fertilizer	81	81
Total	$11,645	$10,541

Cost of goods sold:
Agribusiness	$(8,141)	$(7,181)
Edible oil products	(1,859)	(1,618)
Milling products	(342)	(354)
Sugar and Bioenergy	(873)	(784)
Fertilizer	(75)	(74)
Total	$(11,290)	$(10,011)

Gross profit:
Agribusiness	$157	$343
Edible oil products	111	87
Milling products	48	68
Sugar and Bioenergy	33	25
Fertilizer	6	7
Total	$355	$530

Selling, general and administrative expenses:
Agribusiness	$(177)	$(160)
Edible oil products	(85)	(82)
Milling products	(33)	(32)
Sugar and Bioenergy	(27)	(24)
Fertilizer	(6)	(5)
Total	$(328)	$(303)

Foreign exchange gains (losses):
Agribusiness	$43	$(4)
Edible oil products	1	(1)
Milling products	(1)	(4)
Sugar and Bioenergy	4	3
Fertilizer	4	—
Total	$51	$(6)

	Three Months Ended
	June 30,
(US$ in millions, except volumes)	2017	2016
Noncontrolling interest:
Agribusiness	$(5)	$(2)
Edible oil products	(1)	(1)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	(1)	—
Total	$(7)	$(3)

Other income (expense) - net:
Agribusiness	$1	$(9)
Edible oil products	3	—
Milling products	1	—
Sugar and Bioenergy	(3)	(4)
Fertilizer	—	—
Total	$2	$(13)

Segment earnings before interest and tax: (1)
Agribusiness	$18	$168
Edible oil products	28	2
Milling products	16	33
Sugar and Bioenergy	8	—
Fertilizer	3	2
Total	$73	$205

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

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended
	June 30,
(US$ in millions)	2017	2016
Net income (loss) attributable to Bunge	$81	$121
Interest income	(8)	(14)
Interest expense	62	59
Income tax expense (benefit)	(55)	39
(Income) loss from discontinued operations, net of tax	(6)	4
Noncontrolling interest share of interest and tax	(1)	(4)
Total Segment EBIT	$73	$205

Agribusiness Segment - Agribusiness segment net sales increased by 10% to $8.3 billion in the second quarter of 2017, compared to $7.5 billion in the second quarter of 2016.   The increase was primarily due to an increase in volumes by approximately 7% quarter over quarter from larger crop sizes and strong Asian demand which increased export sales in our grain origination business in North America.

Cost of goods sold increased by 13%, substantially in line with the increases in net sales noted above.  Additionally, the second quarter was impacted by higher industrial costs and depreciation from the acquisition of oilseed processing facilities in Western Europe in the first quarter of 2017 and the appreciation of the Brazilian real against the U.S. dollar in the second quarter of 2017 compared to the second quarter of 2016.

Despite overall increased volumes, gross profit decreased to $157 million in the second quarter of 2017, from $343 million in the second quarter of 2016, primarily driven by lower results in our oilseed processing and grain origination businesses due to slow farmer selling in South America that pressured margins across all businesses, and weaker results in our oilseed processing business in China.  In addition, the second quarter of 2017 included reversals of mark-to-market gains recorded in prior periods, whereas in 2016 we recognized mark-to-market gains.  This was partially offset by stronger results in oilseeds trading and distribution from higher volumes and margins and increased contributions from risk management.

SG&A expenses increased $17 million to $177 million in the second quarter of 2017 which represents an 11% increase from $160 million in the same period last year. This increase included added general and administrative expenses in Europe related to acquisitions made in the fourth quarter of 2016 and the first quarter of 2017 and the appreciation of the Brazilian real against the U.S. dollar in the second quarter of 2017.  In addition, in the second quarter of 2016 we recognized a $7 million gain on the sale of a silo in Brazil.

Foreign exchange results in the second quarter of 2017 were gains of $43 million, compared to losses of $4 million in the second quarter of 2016 primarily driven by gains on U.S. dollar denominated loans to fund operations in our oilseed processing business in Europe.

Other income (expenses)-net was income of $1 million in the second quarter of 2017, compared to losses of $9 million in the second quarter of 2016.  The second quarter of 2016 included an impairment charge of $12 million on intangible assets related to certain patents of intellectual property.

Segment EBIT decreased by $150 million to $18 million in the second quarter of 2017 from $168 million in the second quarter of 2016. This decrease was primarily driven by slow farmer selling in South America, which negatively impacted margins in our oilseed processing and grain origination businesses.  Also, contributing to lower EBIT were the reversal of mark-to-market gains, increases in general and administrative expenses from acquisitions made in Europe during the fourth quarter of 2016 and the first quarter of 2017 and the impact on costs from the appreciation of the Brazilian real against the U.S. dollar.  These decreases were partially offset by stronger contribution from risk management activities in our oilseeds distribution and trading business and foreign exchange gains on U.S. dollar denominated loans to fund operations in our oilseed processing business in the second quarter 2017.

Edible Oil Products Segment - Edible oil products segment net sales increased by 16% in the second quarter of 2017 to $2.0 billion, compared to $1.7 billion in the second quarter of 2016, resulting primarily from a 12% increase in volumes, driven by increases from the recent acquisitions of two edible oil production facilities in Europe and increased volumes from increased oil supplies in China and increases in our branded oil business in India.

Cost of goods sold in the second quarter of 2017 increased 15% from the same period of 2016, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisitions and an 8% appreciation of the Brazilian real against the U.S. dollar compared to the second quarter 2016.

Gross profit in the second quarter of 2017 increased to $111 million compared to $87 million for the second quarter of 2016. The increase was primarily driven by higher volumes in Europe and improved pricing in North America.  The second quarter of 2016 included a $12 million reversal of mark-to-market gains from the first quarter of 2016.

SG&A expenses increased by 4% to $85 million in the second quarter of 2017 compared with $82 million in the same period a year ago. The increase relates to added general and administrative expenses in Europe related to the new acquisitions, partially offset by a reduction of employee-related costs in North America.

Foreign exchange results in the second quarter of 2017 were income of $1 million, compared to losses of $1 million in 2016.

Segment EBIT increased to $28 million for the second quarter of 2017, up from $2 million in the second quarter of 2016, primarily from improved pricing in North America and reduced employee-related costs.  Additionally, the second quarter of 2016 included a $12 million reversal of mark-to-market gains from the first quarter of 2016.

Milling Products Segment - Milling products segment net sales were $390 million in the second quarter of 2017, 8% lower compared to $422 million for the same period a year ago, resulting primarily from a 3% decrease in volumes driven by continued weak economic conditions and lower demand for wheat products in Brazil and Mexico compared to the second quarter 2016.

Cost of goods sold decreased by 3% to $342 million for the second quarter of 2017 from $354 million in the second quarter of 2016, in line with the reduction in sales noted above.  Additionally, the second quarter was impacted by the appreciation of the Brazilian real against the U.S. dollar and incremental depreciation from the Moinho Pacifico wheat mill in Brazil acquired in 2016.

Gross profit decreased by 29% to $48 million in the second quarter of 2017, down from $68 million in the second quarter of 2016, primarily due to increased competition and competitive pricing in Brazil driven by challenging macro-economic conditions and the large domestic wheat crop that reduced margins and lower volume and unfavorable product mix in Mexico.

SG&A expenses increased to $33 million in the second quarter of 2017 from $32 million, primarily due to the 8% appreciation of the Brazilian real against the U.S. dollar compared to the second quarter of 2016.

Segment EBIT decreased to $16 million in the second quarter of 2017, from $33 million last year, primarily as a result of lower gross profit driven by continued weak economic conditions and lower demand for wheat products in Brazil and Mexico, and the impact of the 8% appreciation of the Brazilian real against the U.S. dollar compared to the second quarter 2016.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales increased $97 million to $906 million in the second quarter of 2017 compared to $809 million in the same quarter last year. The 12% increase in sales was primarily driven by increased sugar sales volumes with better prices in our milling operations.

Cost of goods sold increased 11% in the second quarter of 2017 compared to the same period of 2016 primarily aligned with the increase in net sales.  Second quarter of 2017 results also include $6 million of severance and restructuring charges related to our industrial operations.

Gross profit increased to $33 million in the second quarter of 2017 from the $25 million reported in the second quarter of 2016, primarily due to higher sugar sales volumes and prices in our milling operations, partially offset by weaker margins in our trading and merchandising operations.  Results and related development costs associated with our renewable oils joint venture in Brazil was a loss of $6 million in the quarter.

SG&A expenses increased by 13% to $27 million in the second quarter of 2017 from $24 million in the comparable period of 2016, primarily due to the 8% appreciation of the Brazilian real, impacting local currency costs translated into U.S. dollars.

Foreign exchange results in the second quarter of 2017 were $4 million compared to $3 million in the same period of 2016.  These results relate primarily to foreign currency hedges.

Segment EBIT increased to $8 million in the second quarter of 2017 from nil in the second quarter of 2016, primarily due to increased sugar sales volumes and better prices in our milling operations, partially offset by weaker margins in our trading and merchandising business, $6 million in severance and restructuring costs, and the 8% appreciation of the Brazilian real, impacting local currency costs translated into U.S. dollars.

Fertilizer Segment - Fertilizer segment net sales were $81 million in the second quarter of 2017, unchanged from the second quarter of 2016, only slightly impacted by a 1% decrease in volumes in Argentina compared to second quarter 2016.

Cost of goods sold increased by $1 million in the second quarter of 2017 to $75 million, compared to $74 million a year ago primarily driven by higher variable and fixed industrial costs.

Gross profit decreased by $1 million to $6 million in the second quarter of 2017, from $7 million income in the comparable period of 2016. The decrease was primarily driven by lower volumes in Argentina.

SG&A expenses were $6 million in the second quarter of 2017, compared to $5 million in the comparable period of 2016.

Segment EBIT increased by $1 million to $3 million in the second quarter of 2017 compared to $2 million in the same period a year ago, the decrease in gross profit and increase in SG&A expenses were more than offset by foreign exchange gains recognized from the weakening of the Argentine peso, as compared to second quarter of 2016.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Three Months Ended
	June 30,
(US$ in millions)	2017	2016
Interest income	$8	$14
Interest expense	(62)	(59)

Interest income decreased to $8 million in the second quarter of 2017 compared to $14 million in the second quarter of 2016.  Included in interest income for the second quarter of 2016  was interest income on judicial deposits in Brazil.  Interest expense increased primarily due to higher average outstanding debt in second quarter 2017 compared to second quarter 2016.

Discontinued Operations - Discontinued operations results for the second quarter of 2017 were income of $6 million, net of tax, compared to a loss of $4 million, net of tax, in the second quarter of 2016. Results improved in 2017 primarily driven by the recovery of bad debt provisions related to long-term receivables from farmers that more than offset ongoing administrative expenses, income taxes and foreign exchange losses.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Income (Loss) Attributable to Bunge - For the six months ended June 30, 2017, net income attributable to Bunge decreased by $228 million to $128 million from $356 million in the six months ended June 30, 2016. This decrease resulted primarily from a decrease in segment EBIT of $321 million, particularly in agribusiness, partially offset by decreased losses in discontinued operations and an income tax benefit.

Income Tax Expense - For the six months ended June 30, 2017, income tax (expense) / benefit was $27 million compared to income tax expense of $(73) million in the six months ended June 30, 2016. The effective tax rate for the six months ended June 30, 2017, decreased to (25)% compared to 17% in the six months ended June 30, 2016.  The lower tax rate in 2017 was primarily due to discrete items, including an income tax benefit of $32 million for a favorable resolution of income tax matters in Asia and an income tax benefit of $17 million related to a tax election in South America. The 2016 year-to-date effective tax rate of 17% was driven primarily due to discrete items including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America and an income tax benefit of $11 million recorded for income tax refund claims in Europe, partially offset by an income tax charge of $(32) million recorded for an uncertain tax position related to Asia. Excluding the effect of these discrete items noted above, our effective tax rate for the six months ended June 30, 2017, and 2016, was 20% and 26%, respectively. The reduction in the effective tax rate from 2016 to 2017, taking into account an exclusion of the discrete tax items noted above, is primarily attributable to favorable earnings mix and increased tax-exempt income.

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Six Months Ended
	June 30,
(US$ in millions, except volumes)	2017	2016
Volumes (in thousands of metric tons):
Agribusiness	71,196	66,697
Edible oil products	3,736	3,344
Milling products	2,173	2,242
Sugar and Bioenergy	3,981	4,039
Fertilizer	408	415

	Six Months Ended
	June 30,
(US$ in millions, except volumes)	2017	2016
Net sales:
Agribusiness	$16,117	$13,807
Edible oil products	3,850	3,231
Milling products	772	813
Sugar and Bioenergy	1,894	1,467
Fertilizer	133	139
Total	$22,766	$19,457

Cost of goods sold:
Agribusiness	$(15,682)	$(13,034)
Edible oil products	(3,616)	(3,032)
Milling products	(676)	(690)
Sugar and Bioenergy	(1,852)	(1,426)
Fertilizer	(125)	(125)
Total	$(21,951)	$(18,307)

Gross profit:
Agribusiness	$435	$773
Edible oil products	234	199
Milling products	96	123
Sugar and Bioenergy	42	41
Fertilizer	8	14
Total	$815	$1,150

Selling, general and administrative expenses:
Agribusiness	$(398)	$(337)
Edible oil products	(171)	(161)
Milling products	(70)	(61)
Sugar and Bioenergy	(56)	(49)
Fertilizer	(11)	(9)
Total	$(706)	$(617)

Foreign exchange gains (losses):
Agribusiness	$92	$20
Edible oil products	4	(2)
Milling products	(1)	(5)
Sugar and Bioenergy	9	3
Fertilizer	3	(1)
Total	$107	$15

Noncontrolling interest:
Agribusiness	$(5)	$—
Edible oil products	(3)	(3)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	(1)	—
Total	$(9)	$(3)

Other income (expense) - net:
Agribusiness	$4	$(6)
Edible oil products	1	(1)
Milling products	(1)	(2)
Sugar and Bioenergy	(5)	(9)
Fertilizer	—	—
Total	$(1)	$(18)

	Six Months Ended
	June 30,
(US$ in millions, except volumes)	2017	2016
Segment earnings before interest and tax: (1)
Agribusiness	$127	$450
Edible oil products	64	32
Milling products	25	55
Sugar and Bioenergy	(9)	(14)
Fertilizer	(1)	4
Total	$206	$527

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

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Six Months Ended
	June 30,
(US$ in millions)	2017	2016
Net income (loss) attributable to Bunge	$128	$356
Interest income	(20)	(24)
Interest expense	127	116
Income tax expense (benefit)	(27)	73
(Income) loss from discontinued operations, net of tax	—	13
Noncontrolling interest share of interest and tax	(2)	(7)
Total Segment EBIT	$206	$527

Agribusiness Segment - Agribusiness segment net sales increased by 17% to $16.1 billion in the six months ended June 30, 2017, compared to $13.8 billion in the six months ended June 30, 2016.   Volumes overall increased 7% compared to the six months ended June 30, 2016 in our grain origination, oilseed processing and trading distribution businesses, despite slow farmer selling in South America.  The increase was primarily due to increases in our grain origination export sales in North America, higher crush volumes in Europe due to our new crush plant in Ukraine which started operations in the second quarter of 2016 and the recent acquisition of two soybean and rapeseed crushing facilities in Western Europe in the first quarter of 2017.

Cost of goods sold increased by 20%, substantially in line with the increases in net sales noted above.  In addition, higher industrial costs and depreciation from the recent acquisitions in Europe and the appreciation of the Brazilian real against the U.S. dollar contributed in the six months ended June 30, 2017 compared to 2016.

Gross profit decreased to $435 million in the six months ended June 30, 2017, from $773 million in the six months ended June 30, 2016, primarily driven by slow farmer selling in South America which impacted margins in our grain origination, oilseed processing and trading distribution businesses and limited contributions from risk management due to a lack of positioning opportunities.  In addition, weak margins in China and reversals of mark-to-market gains recorded in prior periods contributed to the results for the six months ended June 30, 2017.

SG&A expenses increased $61 million to $398 million in the six months ended June 30, 2017, which represents an 18% increase from the $337 million in the same period last year. This increase includes added general and administrative expenses in Europe related to new acquisitions and a 14% appreciation of the Brazilian real against the U.S. dollar in the six months ended June 30, 2016.  The increase also includes a $9 million credit adjustment in Brazil and $7 million of transaction related costs associated with the acquisition of two oilseed processing facilities in Europe that will not repeat.   These increases were partially offset by cost savings and operating efficiencies in the six months ended June 30, 2017.  In addition, in the second quarter of 2016 we recognized a $7 million gain on the sale of a silo in Brazil.

Foreign exchange results in the six months ended June 30,  2017 were gains of $92 million, compared to gains of $20 million in the six months ended June 30,  2016. These results were primarily driven by gains on U.S. dollar denominated loans to fund operations in our oilseed processing business in Europe and foreign exchange gains realized due to the appreciation of the Chinese renminbi in our oilseed processing business in Asia.

Other income (expenses)-net was income of $4 million in the six months ended June 30,  2017, compared to losses of $6 million in the six months ended June 30,  2016, which included an impairment charge of $12 million on intangible assets related to certain patents of intellectual property.

Segment EBIT decreased by $323 million to $127 million in the six months ended June 30,  2017 from $450 million in the six months ended June 30,  2016. This decrease was primarily driven by slow farmer selling in South America, which impacted margins in our grain origination, oilseed processing and trading distribution businesses, and lower contribution from risk management activities in six months ended June 30, 2017. Also, contributing to lower EBIT, were the impact on costs from the appreciation of the Brazilian real against the U.S. dollar as compared to the six months ended June 30, 2016, transaction costs related to the acquisition of two oilseed crushing facilities in Western Europe and the increase of general and administrative expenses for recent acquisitions.  These were partially offset by foreign exchange gains in our edible oil production businesses in Europe and Asia compared to 2016.

Edible Oil Products Segment - Edible oil products segment net sales increased by 19% in the six months ended June 30, 2017 to $3.9 billion, compared to $3.2 billion in the six months ended June 30, 2016, resulting primarily from a 12% increase in volumes, driven by increases in Europe from our recent acquisitions, increased volumes in Brazil packaged oil, increased volumes from increased oil supplies in China and increases in our branded oil business in India.

Cost of goods sold in the six months ended June 30, 2017 increased 19% from the same period of 2016, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisitions in Europe compared to the six months ended June 30, 2016.

Gross profit in the six months ended June 30, 2017 increased to $234 million compared to $199 million for the six months ended June 30, 2016. The increase was primarily driven by stronger volumes and margins in Brazil and increases in Europe from our recent acquisitions, offset in part by lower refining and packaging margins in the U.S. due to increased competition.

SG&A expenses increased by 6% to $171 million in the six months ended June 30,  2017 compared with $161 million in the same period a year ago, driven by acquisition related costs and increased general and administrative expenses associated with our purchase of food processing facilities in Europe in the six months ended June 30, 2017.

Foreign exchange results in the six months ended June 30, 2017 were income of $4 million, compared to losses of $2 million in 2016 related to foreign exchange gains on debt and derivative instruments and hedges.

Segment EBIT doubled to $64 million for the six months ended June 30, 2017, up from $32 million in the six months ended June 30,  2016, primarily from higher margins and volumes in our Brazil business and increased volumes with the acquisition of two edible oil production facilities in Europe.  Additionally, the second quarter of 2016 included a $12 million reversal of mark-to-market gains recognized in the first quarter of 2016.

Milling Products Segment - Milling products segment net sales were $772 million in the six months ended June 30, 2017, 5% lower as compared to $813 million for the same period a year ago, resulting primarily from a 3% decrease in volumes driven by weak macro-economic conditions and pressure from the record wheat crop in Brazil which increased local competition and softer demand for flour in Mexico compared to the six months ended June 30, 2016.

Cost of goods sold decreased by 2% to $676 million for the six months ended June 30, 2017 from $690 million in the six months ended June 30,  2016, primarily due to the appreciation of the Brazilian real and increased depreciation from the Moinho Pacifico wheat mill in Brazil acquired in 2016.

Gross profit decreased by 22% to $96 million in the six months ended of 2017, down from $123 million in the six months ended June 30, 2016, primarily due to increased competition and competitive pricing in Brazil that reduced margins and lower volume and unfavorable product mix in Mexico.  Additionally, in the U.S., higher volumes were more than offset by lower margins.

SG&A expenses increased to $70 million in the six months ended June 30, 2017 from $61 million, primarily due to the 14% appreciation of the Brazilian real against the U.S. dollar compared to the six months ended June 30, 2016 and $3 million in costs related to severance and labor claims.

Segment EBIT decreased to $25 million in the six months ended June 30, 2017, from $55 million last year, primarily as a result of lower gross profit in our wheat milling businesses in Mexico and Brazil and increases in SG&A expense related to the appreciation of the Brazilian real and other items.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales increased $427 million to $1,894 million in the six months ended June 30, 2017 compared to $1,467 million in the same period last year. The 29% increase in sales was primarily driven by higher sugar sales volumes and an 11% increase in average market prices of raw sugar, impacting our industrial and trading and merchandising operations compared to the six months ended June 30, 2016.  Additionally, a 14% appreciation of the Brazilian real against the U.S. dollar positively impacted domestic sales of sugar and ethanol in Brazil.

Cost of goods sold increased 30% in the six months ended June 30, 2017 compared to the same period June 30, 2016, primarily due to higher sales volumes and the appreciation of the Brazilian real compared to the U.S. dollar.  Results also included $12 million of severance and restructuring charges related to our industrial operations.

Gross profit increased to $42 million in the six months ended June 30, 2017 from the $41 million reported in the six months ended June 30, 2016. Higher sales volumes and an 11% increase in average market prices of raw sugar were offset by lower margins in our sugar trading and merchandising business and $12 million in severance and restructuring charges.  Results and related development costs associated with our renewable oils joint venture in Brazil were a loss of $12 million for the six months ended June 30, 2017.

SG&A expenses increased by 14% to $56 million in the six months ended June 30, 2017 from $49 million in the comparable period June 30, 2016, primarily due to the 14% appreciation of the Brazilian real.

Foreign exchange results in the six months ended June 30, 2017 were $9 million compared to $3 million in the same period June 30, 2016.  These results relate primarily to gains on foreign currency hedges offset by the re-measurement of monetary liabilities.

Segment EBIT increased to a loss of $9 million in the six months ended June 30, 2017 from a loss of $14 million in the six months ended June 30, 2016, higher sugar sales volumes and prices along with foreign exchange gains were offset by lower margins in our sugar trading and merchandising business, $12 million in severance and restructuring charges and increased SG&A expenses due to the appreciation of the Brazilian real, impacting local currency costs translated into U.S. dollars.

Fertilizer Segment - Fertilizer segment net sales decreased 4% to $133 million in the six months ended June 30, 2017, compared to $139 million in the six months ended June 30, 2016, primarily due to lower export volumes and lower prices in Argentina compared to six months ended 2016.

Cost of goods sold for the six months ended June 30, 2017 were unchanged compared to the six months ended June 30, 2016 at $125 million.

Gross profit decreased by $6 million to $8 million in the six months ended June 30, 2017, from $14 million income in the comparable period June 30, 2016. The decrease was primarily driven by lower volumes and lower margins in Argentina from higher raw material costs.

SG&A expenses were $11 million in the six months ended June 30, 2017, compared to $9 million in the comparable period June 30, 2016.

Segment EBIT decreased by $5 million to a loss of $1 million in the six months ended June 30, 2017 from a gain of $4 million in the same period a year ago, primarily driven by lower volumes and margins in 2017 when compared to the six months ended June 30, 2016.

Interest - A summary of consolidated interest income and expense for the periods indicated follows:

	Six Months Ended
	June 30,
(US$ in millions)	2017	2016
Interest income	$20	$24
Interest expense	(127)	(116)

Interest income remained relatively unchanged between 2017 and 2016.  Interest expense increased primarily due to higher average outstanding debt in six months of 2017 compared to six months of 2016.

Discontinued Operations - Discontinued operations results for the six months ended June 30, 2017 were nil, compared to a loss of $13 million, net of tax, in the same period as 2016. Results improved in 2017 primarily driven by the recovery of bad debt provisions related to long-term receivables from farmers that offset ongoing administrative expenses, and lower foreign exchange losses compared to the same period as 2016.

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

Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.50 and 1.44 at June 30, 2017 and December 31, 2016, respectively.

Cash and Cash Equivalents - Cash and cash equivalents were $575 million and $934 million at June 30, 2017 and December 31, 2016, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.

Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $4,140 million and $3,593 million at June 30, 2017 and December 31, 2016, respectively. Of these amounts $3,015 million and $2,523 million were attributable to merchandising activities at June 30, 2017 and December 31, 2016, respectively. RMI at fair value in the aggregate amount of $104 million and $123 million at June 30, 2017 and December 31, 2016, respectively, were included in our Edible Oil Products segment inventories. The Sugar and Bioenergy segment included sugar RMI of $132 million and $139 million at June 30, 2017 and December 31, 2016, respectively, which can be attributed to our trading and merchandising business.

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

Revolving Credit Facilities - At June 30, 2017, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,120 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed
(US$ in millions)		Capacity	Borrowings Outstanding
Commercial Paper Program		June 30,	June 30,	December 31,
and Revolving Credit Facilities	Maturities	2017	2017	2016
Commercial paper	2019	$600	$—	$—
Long-term revolving credit facilities (1)	2018-2019	4,415	895	—
Total		$5,015	$895	$—

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

We had $300 million of borrowings outstanding at June 30, 2017 under our three-year unsecured bilateral revolving credit facilities (the “Facilities”) totalling $700 million, which are maturing at various dates in June and September, 2019. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.40% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.

We had $477 million of borrowings outstanding at June 30, 2017 under our $1,750 million unsecured syndicated revolving credit facility (the ‘‘Facility’’) with certain lenders party thereto maturing August 10, 2018. We have the option to request an extension of the maturity date of the Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such request. Borrowings under the Facility bear interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time-to-time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision.

We had $118 million of borrowings outstanding June 30, 2017 under our $865 million five-year unsecured syndicated revolving credit agreement with CoBank, ACB, (the ‘‘CoBank Facility’’) as the administrative agent and certain lender party thereto, maturing May 30, 2018. Borrowings under the CoBank Facility bear interest at LIBOR plus a margin, which will vary between 1.050% and 1.675% per annum based on the credit ratings of our long-term senior unsecured debt. Amounts under the CoBank Facility that remain undrawn are subject to a commitment fee ranging from 0.125% to 0.275% per annum based on the ratings of our long-term senior unsecured debt.

We had no borrowings outstanding at June 30, 2017 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.

Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At June 30, 2017, no borrowings were outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time-to-time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At June 30, 2017, there were $495 million of borrowings under these bilateral short-term credit lines. At December 31, 2016, there were no outstanding borrowings under these bilateral short-term credit lines.

Short and long-term debt - Our short and long-term debt increased by $1,134 million at June 30, 2017 from December 31, 2016, primarily due to funding of working capital financing requirements. For the six month period ended June 30, 2017, our average short and long-term debt outstanding was approximately $5,241 million compared to approximately $5,050 million for the six months ended at June 30, 2016. Our long-term debt balance was $4,124 million at June 30, 2017 compared to $4,007 million at December 31, 2016. The following table summarizes our short-term debt at June 30, 2017.

			Weighted			Weighted
			Average	Highest		Average
			Interest	Balance	Average	Interest
	Outstanding		Rate at	Outstanding	Balance	Rate
	Balance at		Quarter	During	During	During
(US$ in millions)	Quarter End		End (1)	Quarter (1)	Quarter (1)	Quarter
Bank borrowings	$1,274		2.99%	$1,274	$946	3.63%
Commercial paper	—		—	490	160	1.18%
Total	$1,274	(1)	2.99%	$1,764	$1,106	3.28%

(1)         Includes $178 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia Pacific countries at a weighted average interest rate of 10.15% as of June 30, 2017.

The following table summarizes our short and long-term indebtedness:

	June 30,	December 31,
(US$ in millions)	2017	2016
Short-term debt: (1)
Short-term debt(2)	$1,274	$257
Current portion of long-term debt	206	938
Total short-term debt	1,480	1,195
Long-term debt (3):
Revolving credit facilities expiry 2018	595	—
Bilateral revolving credit facilities expiry 2019	300
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	254	243
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	54	51
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
5.90% Senior Notes due 2017	—	250
3.20% Senior Notes due 2017	—	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	497
1.85% Senior Notes due 2023-Euro	913	843
3.25% Senior Notes due 2026	694	694
Other (3)	132	144
Subtotal	4,124	4,007
Less: Current portion of long-term debt	(206)	(938)
Total long-term debt	3,918	3,069
Total debt	$5,398	$4,264

(1)   Includes secured debt of $7 million at June 30, 2017 and December 31, 2016, respectively.

(2)   Includes $178 million and $148 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 10.15% and 13.63% as of June 30, 2017 and December 31, 2016, respectively.

(3)   Includes secured debt of $29 million and $34 million at June 30, 2017 and December 31, 2016, respectively.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2017 was as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2017.

Trade Receivable Securitization Program - Bunge and certain of its subsidiaries participate in a $700 million trade receivables securitization program which terminates on May 26, 2021. However, each committed purchaser’s commitment to fund trade receivables sold under the Program will terminate on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement.

Equity

Total equity is set forth in the following table:

	June 30,	December 31,
(US$ in millions)	2017	2016
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,212	5,143
Retained earnings	8,195	8,208
Accumulated other comprehensive income	(5,951)	(5,978)
Treasury shares, at cost - 2017 and 2016- 12,882,313 shares, respectively	(920)	(920)
Total Bunge shareholders’ equity	7,227	7,144
Noncontrolling interest	208	199
Total equity	$7,435	$7,343

Total shareholders’ equity was $7,227 million at June 30, 2017 compared to $7,144 million at December 31, 2016. The increase in shareholders’ equity was due to cumulative translation gains of $116 million, and $128 million net income attributable to Bunge for the six months ended June 30, 2017.  These increases were partially offset by declared dividends to common and preferred shareholders of $124 million and $17 million, respectively.

Noncontrolling interest increased to $208 million at June 30, 2017 from $199 million at December 31, 2016, primarily due to income attributable to our noncontrolling interest entities in the Agribusiness and Food and Ingredient segments.

As of June 30, 2017, we had 6,899,700 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1594 Bunge Limited common shares, based on the conversion price of $86.25 per share, subject to certain additional anti-dilution adjustments (which represents 7,999,512 Bunge Limited common shares at June 30, 2017). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

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

For the six months ended June 30, 2017, our cash and cash equivalents decreased by $359 million, reflecting the net effect of cash flows from operating, investing and financing activities. This compares to an increase of $137 million in cash and cash equivalents for the six months ended June 30, 2016.

Cash used for operating activities was $477 million for the six months ended June 30, 2017 compared to cash used for operating activities of $684 million for the six months ended June 30, 2016. Net cash outflows for operating activities for the six months ended June 30, 2017 were principally due to net income, including adjustments for non-cash items, offset by an increase in the use of cash for net operating assets and liabilities.

Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the six months ended June 30, 2017 and 2016, we recorded a foreign exchange gain of $33 million and a loss of $118 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss (gain) on debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have no impact on cash flows from operations.

Cash used for investing activities was $839 million in the six months ended June 30, 2017 compared to $417 million in the six months ended June 30, 2016. For the six months ended June 30, 2017, payments were made for capital expenditures of $342 million, primarily related to upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business, the expansion of two crushing facilities in Brazil and upgrade of our crush facility in Italy. In addition, we acquired two oilseed processing plants in the Netherlands and France for $344 million, subject to working capital adjustments, and an olive oil and seed oil producer in Turkey for $23 million, net of cash acquired. For the six months ended June 30, 2016, payments made for capital expenditures were $275 million, primarily related to upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business in Brazil and continued construction of a wheat milling facility in Brazil. We also had settlement of net investment hedges of $115 million.

Cash provided by financing activities was $936 million in the six months ended June 30, 2017, compared to cash provided by financing activities of $1,212 million in the six months ended June 30, 2016. In the six months ended June 30, 2017, the net increase of $1,020 million borrowings primarily reflected higher working capital needs, to fund acquisitions and finance capital expenditures. In addition, we paid dividends of $135 million to our common shareholders and holders of our convertible preference shares. In the six months ended June 30, 2016, the net increase of $1,554 million in borrowings reflected an increasing global commodity price environment which increased our working capital financing needs. In addition, we paid dividends of $124 million to our common shareholders and holders of our convertible preference shares. Further, in connection with our common share repurchase program, in 2016 we purchased 3,296,230 of our common shares at a cost of $200 million.

Off-Balance Sheet Arrangements

Guarantees - We have issued or were a party to the following guarantees at June 30, 2017:

Maximum
Potential
Future
(US$ in millions)	Payments
Unconsolidated affiliates financing (1)(2)	$182
Residual value guarantee (3)	227
Total	$409

(1)         We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated joint ventures.  The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2017 through 2022.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees.  At June 30, 2017, we recorded no obligation related to these guarantees.

(2)         We issued guarantees to certain third parties related to performance of its unconsolidated joint ventures. The term of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2019.  There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At June 30, 2017, we recorded no obligation related to these guarantees.

(3)         We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2018 through 2021. At June 30, 2017, our recorded obligation related to these guarantees was $3 million.

Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its 100% owned subsidiaries.  At June 30, 2017, debt with a carrying amount of $5,013 million related to these guarantees is included in our condensed consolidated balance sheet.  This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V.  There are no significant restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends

We paid a regular quarterly cash dividend of $0.42 per share on June 2, 2017 to common shareholders of record on May 19, 2017.  In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2017 to shareholders of record on May 15, 2017.  On May 24, 2017, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.46 per common share.  The dividend will be payable on September 5, 2017 to common shareholders of record on August 22, 2017.  We also announced on May 24, 2017 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2017 to shareholders of record on August 15, 2017.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those policies that are both important to the portrayal of our financial condition and results of operations and require management to exercise significant judgment.  For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.  There were no material changes to Bunge’s critical accounting policies during the six months ended June 30, 2017. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures.  We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange clearing shipping companies in the case of ocean freight.  While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures.  The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material.  See Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.

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

	Six Months Ended		Year Ended
	June 30, 2017		December 31, 2016
		Market		Market
(US$ in millions)	Value	Risk	Value	Risk
Highest daily aggregated position value	$528	$(53)	$1,207	$(121)
Lowest daily aggregated position value	$(475)	$(48)	$(682)	$(68)

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

Currency Risk

Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2017 was not material.

When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested.  The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes.  As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.  Included in other comprehensive income (loss) are foreign exchange gains (losses) of $14 million for the six months ended June 30, 2017 and foreign exchange losses of $257 million for the year ended December 31, 2016 related to permanently invested intercompany loans.

Interest Rate Risk

We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt based on market yields at June 30, 2017, was $5,542 million with a carrying value of $5,398 million. There was no significant change in our interest rate risk at June 30, 2017.

A hypothetical 100 basis point increase in the interest yields on our senior note debt at June 30, 2017 would result in a decrease of approximately $19 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at June 30, 2017 would cause an increase of approximately $24 million in the fair value of our debt.

A hypothetical 1% change in LIBOR would result in a change of approximately $46 million in our interest expense on our variable rate debt at June 30, 2017. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Internal Controls Over Financial Reporting — There have been no changes in the Company’s internal controls over financial reporting during the second quarter ended June 30, 2017, that have  materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Notes 9 and 15 to our consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $85 million and $70 million, for labor and civil claims respectively, as of June 30, 2017. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 97 million Brazilian reais (approximately $29 million as of June 30, 2017) related to a legacy environmental claim in Brazil.

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

BUNGE LIMITED

Date: August 2, 2017	By:	/s/ Thomas M. Boehlert
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

101

The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*                       Filed herewith.

E-1