Form 10-Q
period 2017-09-30
Bunge LTD
filed 2017-11-01
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934).  Yes    No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒
As of October 25, 2017 the number of shares issued of the registrant was:
Common shares, par value $.01 per share: 140,625,046

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$11,423	$11,423	$34,189	$30,880
Cost of goods sold	(10,933)	(10,867)	(32,884)	(29,174)
Gross profit	490	556	1,305	1,706
Selling, general and administrative expenses	(340)	(324)	(1,046)	(941)
Interest income	9	13	29	37
Interest expense	(64)	(73)	(191)	(189)
Foreign exchange gains (losses)	1	(6)	108	9
Other income (expense) – net	25	4	24	(14)
Income (loss) from continuing operations before income tax	121	170	229	608
Income tax (expense) benefit	(29)	(45)	(2)	(118)
Income (loss) from continuing operations	92	125	227	490
Income (loss) from discontinued operations, net of tax	—	5	—	(8)
Net income (loss)	92	130	227	482
Net (income) loss attributable to noncontrolling interests	—	(12)	(7)	(8)
Net income (loss) attributable to Bunge	92	118	220	474
Convertible preference share dividends and other obligations	(8)	(2)	(25)	(27)
Net income (loss) available to Bunge common shareholders	$84	$116	$195	$447

Earnings per common share—basic (Note 17)
Net income (loss) from continuing operations	$0.59	$0.80	$1.39	$3.25
Net income (loss) from discontinued operations	—	0.03	(0.01)	(0.06)

Net income (loss) attributable to Bunge common shareholders	$0.59	$0.83	$1.38	$3.19

Earnings per common share—diluted (Note 17)
Net income (loss) from continuing operations	$0.59	$0.79	$1.38	$3.24
Net income (loss) from discontinued operations	—	0.04	(0.01)	(0.05)

Net income (loss) attributable to Bunge common shareholders	$0.59	$0.83	$1.37	$3.19

Dividends declared per common share	$0.46	$0.42	$1.34	$1.22
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$92	$130	$227	$482
Other comprehensive income (loss):
Foreign exchange translation adjustment	332	(87)	458	898
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of nil and nil in 2017 and nil and $(1) in 2016	(37)	—	(108)	(339)
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil and $(1) in 2017, nil and nil in 2016	—	—	1	—
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $2 and $1 in 2017, nil and nil in 2016	(12)	(13)	(31)	(13)
Pension adjustment, net of tax (expense) benefit of $(5) and $(1) in 2017, nil and nil in 2016	9	1	9	1
Total other comprehensive income (loss)	292	(99)	329	547
Total comprehensive income (loss)	384	31	556	1,029
Less: comprehensive (income) loss attributable to noncontrolling interests	(3)	(20)	(20)	(20)
Total comprehensive income (loss) attributable to Bunge	$381	$11	$536	$1,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$389	$934
Time deposits under trade structured finance program (Note 5)	—	64
Trade accounts receivable (less allowances of $104 and $122) (Note 13)	1,867	1,676
Inventories (Note 6)	5,848	4,773
Other current assets (Note 7)	3,881	3,645
Total current assets	11,985	11,092
Property, plant and equipment, net	5,420	5,099
Goodwill	515	373
Other intangible assets, net	338	336
Investments in affiliates	418	373
Deferred income taxes	548	524
Time deposits under trade structured finance program (Note 5)	313	464
Other non-current assets (Note 8)	1,015	927
Total assets	$20,552	$19,188
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,021	$257
Current portion of long-term debt (Note 12)	287	938
Letter of credit obligations under trade structured finance program (Note 5)	313	528
Trade accounts payable (includes $925 and $522 carried at fair value)	3,650	3,485
Other current liabilities (Note 10)	2,197	2,476
Total current liabilities	7,468	7,684
Long-term debt (Note 12)	4,246	3,069
Deferred income taxes	246	239
Other non-current liabilities	842	853
Commitments and contingencies (Note 15)
Equity (Note 16):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2017 - 6,899,700 and 2016 – 6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2017 – 140,608,657 shares, 2016 – 139,500,862 shares	1	1
Additional paid-in capital	5,223	5,143
Retained earnings	8,214	8,208
Accumulated other comprehensive income (loss) (Note 16)	(5,662)	(5,978)
Treasury shares, at cost - 2017 and 2016 - 12,882,313 shares, respectively	(920)	(920)
Total Bunge shareholders’ equity	7,546	7,144
Noncontrolling interests	204	199
Total equity	7,750	7,343
Total liabilities and equity	$20,552	$19,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$227	$482
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	26	17
Foreign exchange (gain) loss on net debt	28	115
Bad debt expense	8	16
Depreciation, depletion and amortization	448	402
Share-based compensation expense	27	31
Deferred income tax	(8)	105
Other, net	14	1
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(200)	28
Inventories	(837)	(487)
Secured advances to suppliers	101	205
Trade accounts payable and accrued liabilities	265	233
Advances on sales	(200)	(157)
Net unrealized gain (loss) on derivative contracts	153	(157)
Margin deposits	(26)	(44)
Marketable securities	(147)	—
Other, net	(181)	(155)
Cash provided by (used for) operating activities	(302)	635
INVESTING ACTIVITIES
Payments made for capital expenditures	(485)	(488)
Acquisitions of businesses (net of cash acquired)	(369)	—
Proceeds from investments	398	584
Payments for investments	(686)	(515)
Settlement of net investment hedges	(23)	(210)
Payments for investments in affiliates	(77)	(24)
Other, net	8	(14)
Cash provided by (used for) investing activities	(1,234)	(667)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	596	(128)
Proceeds from short-term debt with maturities greater than 90 days	360	273
Repayments of short-term debt with maturities greater than 90 days	(206)	(292)
Proceeds from long-term debt	6,502	7,933
Repayments of long-term debt	(6,100)	(7,430)
Proceeds from the exercise of options for common shares	58	—
Repurchases of common shares	—	(200)
Dividends paid	(207)	(191)
Acquisition of noncontrolling interest	—	(39)
Other, net	(34)	(28)
Cash provided by (used for) financing activities	969	(102)
Effect of exchange rate changes on cash and cash equivalents	22	20
Net increase (decrease) in cash and cash equivalents	(545)	(114)
Cash and cash equivalents, beginning of period	934	411
Cash and cash equivalents, end of period	$389	$297
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2017	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343
Net income (loss)	—	—	—	—	—	—	220	—	—	7	227
Other comprehensive income (loss)	—	—	—	—	—	—	—	316	—	13	329
Dividends on common shares	—	—	—	—	—	—	(189)	—	—	—	(189)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(10)	(10)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(5)	(5)
Share-based compensation expense	—	—	—	—	—	27	—	—	—	—	27
Issuance of common shares	—	(300)	—	1,107,795	—	53	—	—	—	—	53
Balance, September 30, 2017	$—	6,899,700	$690	140,608,657	$1	$5,223	$8,214	$(5,662)	$(920)	$204	$7,750

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2016	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652
Net income (loss)	1	—	—	—	—	—	474	—	—	8	482
Accretion of noncontrolling interest	2	—	—	—	—	(2)	—	—	—	—	(2)
Other comprehensive income (loss)	(1)	—	—	—	—	—	—	535	—	12	547
Dividends on common shares	—	—	—	—	—	—	(170)	—	—	—	(170)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(7)	(7)
Noncontrolling decrease from redemption	—	—	—	—	—	1	—	—	—	(8)	(7)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(22)	(22)
Acquisition of noncontrolling interest	(39)	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	31	—	—	—	—	31
Repurchase of common shares	—	—	—	(3,296,230)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	265,539	—	(2)	—	—	—	—	(2)
Balance, September 30, 2016	$—	6,900,000	$690	139,452,776	$1	$5,133	$8,004	$(5,825)	$(920)	$194	$7,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2016 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, forming part of Bunge’s 2016 Annual Report on Form 10-K filed with the SEC on February 28, 2017.

2.	ACCOUNTING PRONOUNCEMENTS
The below outlines new accounting pronouncements issued in 2017, as well as updates on certain previously disclosed Accounting Standard Updates (“ASU”) not yet adopted.
New Accounting Pronouncements — In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvement to Accounting for Hedging Activities, which better aligns hedge accounting with an organization’s risk management activities in its financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those years. Bunge is assessing the impact of this standard on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Topic 853 provides guidance for operating entities when they enter into a service concession arrangement with a public-sector grantor who both:

•	Controls or has the ability to modify or approve the services to be provided with the infrastructure and the related price

•	Controls, through ownership, beneficial entitlement, or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement.
In a service concession arrangement within the scope of Topic 853, the operating entity should not account for the infrastructure as a lease or as property, plant, and equipment. An operating entity should refer to other Topics to account for various aspects of a service concession arrangement. For example, an operating entity should account for revenue relating to construction, upgrade, or operation services in accordance with Topic 606, Revenue from Contracts with Customers.
The amendments in this ASU apply to the accounting by operating entities for service concession arrangements within the scope of Topic 853. These updates will be effective when Bunge adopts the updates to Topic 606 on January 1, 2018. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance requires an entity to apply modification accounting to share-based payment awards only if the fair value, vesting conditions, or classification of the award as equity or liability changes as a result of a change in terms or conditions of the award. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The amendments in the ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost should be included in the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost should be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. Entities should apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component should be applied prospectively. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies the scope of Subtopic 610-20 on the sale or transfer of nonfinancial assets to noncustomers, including partial sales. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The new requirements may be implemented either retrospectively to each period presented in the financial statements, or retrospectively with a cumulative-effect adjustment to retained earnings at the date of initial application. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 from the goodwill impairment test. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The standard is effective for annual or interim impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. The new requirements should be implemented on a prospective basis. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Otherwise, to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The new requirements should be implemented on a prospective basis. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.
In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606): Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB issued additional implementation guidance and practical expedients in ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to improve the guidance. The changes will be effective with respect to Bunge as of January 1, 2018 and it is expected that the modified retrospective approach will be applied with a cumulative-effect adjustment to opening retained earnings. Management has completed its adoption assessment and does not expect a material impact on Bunge's results of operations, financial position or cash flows. This is due to the fact that the majority of Bunge's revenue streams apply fair value accounting and are not within the scope of this guidance and for revenue streams within the scope of this guidance, the current timing and measurement of revenue recognition is not expected to change significantly. Topic 606 also requires expanded disclosure, particularly as it relates to the disclosure of segment revenues.
Recently Adopted Accounting Pronouncements - In October 2016, the FASB issued ASU 2016-17: Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which provides that a single decision maker is not required to consider indirect interests held through related parties that are under common control with the decision maker to be equivalents of direct interests in their entity. Bunge adopted this ASU upon its effective date of January 1, 2017 and the adoption did not have a material impact on Bunge's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. Bunge adopted this ASU upon its effective date of January 1, 2017 and the adoption did not have a material impact on Bunge's consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Bunge adopted this ASU upon its effective date of January 1, 2017 and the adoption did not have a material impact on Bunge's consolidated financial statements.
3.     GLOBAL COMPETITIVENESS PROGRAM
In July 2017, Bunge announced a global competitiveness program (“GCP”) to improve its cost position and deliver increased value to shareholders. The GCP will, among other things, rationalize Bunge’s cost structure and reengineer the way the company operates in order to reduce overhead costs. One of the GCP’s key objectives will be to streamline processes and consolidate back office functions to improve efficiency and scalability.
The GCP will comprise restructuring initiatives that may include the sale or disposal of long-lived assets, reduction of workforce and rationalization of certain investments. As Bunge continues to review its opportunities, certain charges may be recorded in earnings, including severance and other employee benefit costs, other costs related to the disposal of assets or investments and costs related to professional services.
The table below sets forth, by segment, the types of costs recorded for the GCP during the three and nine months ended September 30, 2017.

	Severance and Other	Disposal of Assets	Professional	Total
(US$ in millions)	Employee Benefit Costs	or Investments	Services	Charges
Agribusiness Segment	$4	$17	$3	$24
Edible Oils Segment	2	1	1	4
Milling Segment	1	1	1	3
Sugar and Bioenergy Segment	—	1	1	2
Total	$7	$20	$6	$33
For the costs recorded above, $2 million were recorded in Cost of goods sold, $18 million were recorded in Selling, general and administrative expenses, and $13 million were recorded in Other income (expense) - net.

On September 27, 2017, as part of the GCP, Bunge offered a voluntary early retirement program to certain U.S. based salaried employees. Those employees had until October 31, 2017 to accept or decline the offer. For those employees who accepted, Bunge will recognize severance and other employee benefit costs of approximately $36 million in the fourth quarter of 2017.

4.	BUSINESS ACQUISITIONS
On September 12, 2017, Bunge announced that it entered into a definitive agreement to acquire a 70% ownership interest in IOI Loders Croklaan ("Loders") from IOI Corporation Berhad ("IOI") for approximately $946 million, comprising €297 million and $595 million in cash. The transaction expands Bunge's value-added capabilities, reach, and scale across core geographies to establish Bunge as a global leader in B2B oil solutions. Loders' portfolio includes a full range of palm and tropical oil-derived products with strength in confectionery, bakery and infant nutrition applications. Loders serves global food industry customers in more than 100 countries around the world. The transaction is expected to close in the first half of 2018, subject to customary closing conditions, including receipt of required regulatory approvals and the approval of a majority of IOI shareholders.
On February 28, 2017, Bunge acquired two oilseed processing plants and related operations in the Netherlands and France pursuant to an agreement with Cargill, Inc. Bunge paid a total purchase price of approximately $322 million. The purchase price allocation resulted in $109 million allocated to property, plant and equipment, $103 million to other net assets and liabilities and $7 million to finite-lived intangible assets. The transaction also resulted in $103 million of goodwill allocated to Bunge’s agribusiness operations.

5.	TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the nine months ended September 30, 2017 and 2016, the net returns from these activities were $27 million and $45 million, respectively, and were included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
The table below summarizes the assets and liabilities included in the condensed consolidated balance sheets and the associated fair value amounts at September 30, 2017 and December 31, 2016, related to the program.  The fair values approximated the carrying amount of the related financial instruments.

(US$ in millions)	September 30, 2017	December 31, 2016
Current assets:
Carrying value of time deposits	$—	$64
Fair value (Level 2 measurement) of time deposits	$—	$64

Non-current assets:
Carrying value of time deposits	$313	$464
Fair value (Level 2 measurement) of time deposits	$313	$464

Current liabilities:
Carrying value of letters of credit obligations	$313	$528
Fair value (Level 2 measurement) of letters of credit obligations	$313	$528
As of September 30, 2017 and December 31, 2016, time deposits and LCs of $6,766 million and $5,732 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. Additionally, as of September 30, 2017 and December 31, 2016, receivables and trade payables of $896 million and nil, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At September 30, 2017 and December 31, 2016, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.84% and 2.36%, respectively.  During the nine months ended September 30, 2017 and 2016, total net proceeds from issuances of LCs were $5,889 million and $5,165 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

6.	INVENTORIES
Inventories by segment are presented below. Readily marketable inventories (“RMI”) are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms.  All other inventories are carried at lower of cost or net realizable value.

(US$ in millions)	September 30, 2017	December 31, 2016
Agribusiness (1)	$4,536	$3,741
Edible Oil Products (2)	442	404
Milling Products	187	167
Sugar and Bioenergy (3)	583	406
Fertilizer	100	55
Total	$5,848	$4,773

(1)
Includes RMI of $4,398 million and $3,593 million at September 30, 2017 and December 31, 2016, respectively.  Of these amounts, $3,351 million and $2,523 million can be attributable to merchandising activities at September 30, 2017 and December 31, 2016, respectively.

(2)	Includes RMI of bulk soybean and canola oil in the aggregate amount of $109 million and $123 million at September 30, 2017 and December 31, 2016, respectively.

(3)
Includes sugar RMI of $195 million and $139 million at September 30, 2017 and December 31, 2016, respectively. Of these amounts, $189 million and $139 million can be attributable to merchandising activities at September 30, 2017 and December 31, 2016, respectively.

7.	OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2017	December 31, 2016
Unrealized gains on derivative contracts, at fair value	$1,024	$1,327
Prepaid commodity purchase contracts (1)	418	273
Secured advances to suppliers, net (2)	377	601
Recoverable taxes, net	459	467
Margin deposits	277	251
Marketable securities, at fair value and other short-term investments	544	94
Deferred purchase price receivable, at fair value (3)	123	87
Income taxes receivable	235	181
Prepaid expenses	147	148
Other	277	216
Total	$3,881	$3,645

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $1 million at September 30, 2017 and $1 million at December 31, 2016. There were no significant changes in the allowance at September 30, 2017 and December 31, 2016, respectively.

Interest earned on secured advances to suppliers of $7 million and $7 million for the three months ended September 30, 2017 and 2016, respectively, and $34 million and $25 million for the nine months ended September 30, 2017 and 2016, respectively, is included in net sales in the condensed consolidated statements of income.

(3)	Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 13).

Marketable Securities and Other Short-Term Investments - Bunge invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a summary of amounts recorded on the condensed consolidated balance sheets for marketable securities and other short-term investments.

(US$ in millions)	September 30, 2017	December 31, 2016
Foreign government securities	$521	$28
Corporate debt securities	21	57
Certificate of deposits/time deposits	—	7
Other	2	2
Total marketable securities and other short-term investments	$544	$94
As of September 30, 2017, total marketable securities and other short-term investments includes $1 million of assets classified as available for sale, $541 million as trading and $2 million as other short-term investments. As of December 31, 2016, total marketable securities and other short-term investments includes $22 million of assets classified as available for sale, $63 million as trading and $9 million as other short-term investments.  Held-to-maturity foreign government and corporate debt securities and certificate of deposits/time deposits are expected to be converted to cash within a twelve month period and are therefore classified as current. Due to the short term nature of these investments, carrying value approximates fair value.

8.	OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2017	December 31, 2016
Recoverable taxes, net (1)	$142	$139
Judicial deposits (1)	143	129
Other long-term receivables	13	23
Income taxes receivable (1)	294	261
Long-term investments	63	54
Affiliate loans receivable	26	25
Long-term receivables from farmers in Brazil, net (1)	148	133
Other	186	163
Total	$1,015	$927

(1)	These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take several years.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $29 million and $32 million at September 30, 2017 and December 31, 2016, respectively.
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
Affiliate loans receivable - Affiliate loans receivable are primarily interest bearing receivables from unconsolidated affiliates with a remaining maturity of greater than one year.
Long-term receivables from farmers in Brazil, net of reserves - Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers.

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2017 and the year ended December 31, 2016 was $263 million and $235 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2017		December 31, 2016
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$102	$87	$84	$78
Renegotiated amounts (2)	27	24	36	31
For which no allowance has been provided:
Legal collection process (1)	77	—	60	—
Renegotiated amounts (2)	21	—	16	—
Other long-term receivables	32	—	46	—
Total	$259	$111	$242	$109

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2017	2016	2017	2016
Beginning balance	$109	$111	$109	$100
Bad debt provisions	—	—	10	1
Recoveries	(3)	(2)	(11)	(11)
Transfers	—	1	—	1
Foreign exchange translation	5	(1)	3	18
Ending balance	$111	$109	$111	$109

9.	INCOME TAXES
Income tax expense is provided on an interim basis based on management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or non-recurring tax adjustments in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effective tax rate is highly dependent on the geographic distribution of Bunge’s worldwide earnings or losses and tax regulations in each jurisdiction. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly, including the realizability of deferred tax assets. Volatility in earnings results in a taxing jurisdiction could result in a determination that additional valuation allowance adjustments may be warranted. While management does not currently believe any future valuation allowance adjustments will be significant, the actual results may be different and the impact of such amounts will be recorded in the period in which management's assessment changes.
For the nine months ended September 30, 2017 and 2016, income tax expense related to continuing operations was $2 million and $118 million, respectively, resulting in effective tax rates of 1% and 19%. The year-to-date effective tax rate of 1% in 2017 was primarily due to certain discrete items, including an income tax benefit of $32 million for a favorable resolution of income tax matters in Asia and an income tax benefit of $17 million related to a tax election in South America. The 2016 year-to-date effective tax rate of 19% was driven primarily by discrete items, including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America and an income tax benefit of $11 million recorded for income tax refund claims in Europe, partially offset by an income tax charge of $(32) million recorded for an uncertain tax position related to Asia. Excluding the effect of these discrete items noted above, Bunge's effective tax rate for the nine months ended September 30, 2017 and 2016, was 22% and 26%, respectively. The reduction in the effective tax rate from 2016 to 2017, taking into account an exclusion of the discrete tax items noted above, is primarily attributable to favorable earnings mix and increased tax exempt income.
Bunge believes that it is reasonably possible that approximately $25 million of its unrecognized tax benefits may be recognized within the next twelve months as a result of the lapse of statute of limitations, or settlement with the tax authorities.
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

10.	OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2017	December 31, 2016
Unrealized losses on derivative contracts, at fair value	$1,054	$1,203
Accrued liabilities	663	548
Advances on sales	196	395
Other	284	330
Total	$2,197	$2,476

11.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Bunge’s various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable.  Additionally, Bunge uses short and long-term debt to fund operating requirements.  Cash and cash equivalents, trade accounts receivable, trade accounts payable and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value.  See Note 13 for deferred purchase price receivable (“DPP”) related to sales of trade receivables, Note 8 for long-term receivables from farmers in Brazil, net and other long-term investments and Note 12 for long-term debt. Bunge’s financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
The majority of Bunge’s exchange traded agricultural commodity futures are settled daily, generally through its clearing subsidiary and therefore, such futures are not included in the table below.  Assets and liabilities are classified in their entirety based on the lowest level of input that is a significant component of the fair value measurement.  The lowest level of input is considered Level 3.

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2017				December 31, 2016
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$4,133	$569	$4,702	$—	$3,618	$237	$3,855
Trade accounts receivable (1)	—	6	—	6	—	6	—	6
Unrealized gain on designated derivative contracts(2):
Interest rate	—	—	—	—	—	1	—	1
Foreign exchange	—	25	—	25	—	29	—	29
Unrealized gain on undesignated derivative contracts (2):
Interest rate	—	—	—	—	—	1	—	1
Foreign exchange	—	416	—	416	—	312	—	312
Commodities	107	406	19	532	421	431	96	948
Freight	25	—	6	31	16	—	—	16
Energy	20	—	—	20	23	1	—	24
Deferred purchase price receivable (Note 13 )	—	123	—	123	—	87	—	87
Other (3)	14	684	—	698	18	108	—	126
Total assets	$166	$5,793	$594	$6,553	$478	$4,594	$333	$5,405
Liabilities:
Trade accounts payable (1)	$—	$676	$249	$925	$—	$478	$44	$522
Unrealized loss on designated derivative contracts (4):
Interest rate	—	20	—	20	—	18	—	18
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	1	—	1	—	—	—	—
Foreign exchange	—	419	—	419	—	233	—	233
Commodities	141	432	20	593	356	444	144	944
Freight	19	—	5	24	14	—	1	15
Energy	14	—	3	17	9	—	2	11
Total liabilities	$174	$1,548	$277	$1,999	$379	$1,173	$191	$1,743

(1)
Trade accounts receivable and payable are generally stated at historical amounts, net of write-offs and allowances, with the exception of $6 million and $925 million, respectively, at September 30, 2017 and $6 million and $522 million, respectively, at December 31, 2016, related to certain delivered inventory for which the receivable and payable fluctuate based on changes in commodity prices. These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are nil and $5 million included in other non-current assets at September 30, 2017 and December 31, 2016, respectively.

(3)	Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are $20 million and $18 million included in other non-current liabilities at September 30, 2017 and December 31, 2016, respectively.

Derivatives — Exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1.  Bunge’s forward commodity purchase and sale contracts are classified as derivatives along with OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below.  Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets.  These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets.  In such cases, these derivative contracts are classified within Level 2.
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
Exchange traded or cleared derivative contracts are classified in Level 1. Transfers of assets and liabilities into and/or out of Level 1 occur infrequently.  Transfers into Level 1 would generally only be expected to occur when an exchange cleared derivative contract historically valued using a valuation model as the result of a lack of observable inputs becomes sufficiently observable, resulting in the valuation price being essentially the exchange traded price.  There were no significant transfers into or out of Level 1 during the periods presented.
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
If Bunge used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and RMI at fair value in the condensed consolidated balance sheets and condensed consolidated statements of income could differ.  Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and RMI at fair value in the condensed consolidated balance sheets and condensed consolidated statements of income could differ.
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
Level 3 Derivatives — Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements.  These inputs include commodity prices, price volatility, interest rates, volumes and locations.  In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts.  Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge’s fair value determination.  These adjustments are based on Bunge’s estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by derivative counterparties at September 30, 2017 and December 31, 2016, respectively.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2017 and 2016.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended September 30, 2017
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net	Total
Balance, July 1, 2017	$—	$623	$(453)	$170
Total gains and (losses), realized/unrealized included in cost of goods sold	(4)	23	(2)	17
Purchases	3	233	(5)	231
Sales	—	(443)	—	(443)
Issuances	(3)	—	—	(3)
Settlements	(1)	—	214	213
Transfers into Level 3	(1)	162	(4)	157
Transfers out of Level 3	3	(29)	1	(25)
Balance, September 30, 2017	$(3)	$569	$(249)	$317

	Three Months Ended September 30, 2016
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net	Total
Balance, July 1, 2016	$127	$917	$(188)	$856
Total gains and (losses), realized/unrealized included in cost of goods sold	(120)	12	7	(101)
Purchases	—	171	(8)	163
Sales	—	(517)	—	(517)
Issuances	—	—	—	—
Settlements	(37)	—	95	58
Transfers into Level 3	(5)	208	—	203
Transfers out of Level 3	(1)	(499)	51	(449)
Balance, September 30, 2016	$(36)	$292	$(43)	$213

	Nine Months Ended September 30, 2017
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net	Total
Balance, January 1, 2017	$(51)	$237	$(44)	$142
Total gains and losses (realized/unrealized) included in cost of goods sold	(36)	95	9	68
Purchases	8	1,376	(460)	924
Sales	—	(1,472)	—	(1,472)
Issuances	(8)	—	—	(8)
Settlements	70	—	305	375
Transfers into Level 3	(8)	503	(59)	436
Transfers out of Level 3	22	(170)	—	(148)
Balance, September 30, 2017	$(3)	$569	$(249)	$317

	Nine Months Ended September 30, 2016
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net	Total
Balance, January 1, 2016	$167	$245	$(44)	$368
Total gains and losses (realized/unrealized) included in cost of goods sold	(87)	143	15	71
Purchases	—	904	(220)	684
Sales	—	(1,022)	—	(1,022)
Issuances	(1)	—	—	(1)
Settlements	(110)	—	195	85
Transfers into Level 3	(7)	569	(59)	503
Transfers out of Level 3	2	(547)	70	(475)
Balance, September 30, 2016	$(36)	$292	$(43)	$213
The tables below summarize changes in unrealized gains or (losses) recorded in earnings during the three and nine months ended September 30, 2017 and 2016 for Level 3 assets and liabilities that were held at September 30, 2017 and 2016.

	Three Months Ended
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable and Payable, Net	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2017
Cost of goods sold	$(2)	$11	$(3)	$6
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2016
Cost of goods sold	$(127)	$(12)	$2	$(137)

	Nine Months Ended
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable and Payable, Net	Total
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2017
Cost of goods sold	$(6)	$(19)	$3	$(22)
Changes in unrealized gains and (losses) relating to assets and liabilities held at September 30, 2016
Cost of goods sold	$9	$(26)	$1	$(16)
Derivative Instruments
Interest rate derivatives — Bunge may use various interest rate derivatives for the purpose of managing certain of its interest rate exposures. The interest rate swaps used by Bunge as hedging instruments have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded in earnings. Additionally, the carrying amount of the associated hedged debt is adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. No ineffectiveness is recognized on the hedging relationships, as they have been determined to be perfectly effective.

As of September 30, 2017, Bunge had several fixed-to-variable interest rate swap agreements that were designated as fair value hedges. Below is a summary of Bunge’s current interest rate swap agreements designated as fair value hedging instruments as of September 30, 2017.

Notional Amount of Hedged Obligation	Notional Amount of Derivative	Maturity Date	Payment Weighted Average Rate Payable	Fixed Rate Receivable
$500	$500	November 24, 2020	3 month LIBOR plus 1.91%	3.50%
€800	€800	June 16, 2023	6 month EURIBOR plus 1.64%	1.85%
$550	$550	August 15, 2026	3 month LIBOR plus 1.12%	3.25%
Bunge may also enter into various interest rate derivatives that do not qualify for hedge accounting and, therefore, Bunge has not designated these as hedging instruments for accounting purposes. These interest rate derivatives have been recorded at fair value in the condensed consolidated balance sheets with changes in fair value recorded in earnings. Below is a summary of Bunge's outstanding interest rate derivatives that do not qualify for hedge accounting.

	September 30, 2017
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long	(Short)	Long	Measure
Interest Rate
Swaps	—	(1,574)	—	Notional
Forward Rate Agreements	—	(800)	—	Notional
Foreign exchange derivatives and hedging activities - Bunge may use a combination of various foreign exchange derivatives to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward and option contracts may be designated as cash flow hedges. Bunge may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of its investments in certain of its foreign subsidiaries.
Foreign exchange risk is also managed through the use of foreign currency debt. Bunge has 800 million euro senior unsecured euro-denominated notes of which 697 million euro is designated and is effective as a net investment hedge of euro-denominated assets. Accordingly, foreign currency transaction gains or losses due to spot rate fluctuations on the euro-denominated debt instruments are included in foreign currency translation adjustment within other comprehensive income (loss) ("OCI").
Bunge assesses, both at the inception of the hedge relationship and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items. No ineffectiveness is recognized on the hedging relationships that have been determined to be perfectly effective.
The table below summarizes the notional amounts of open foreign exchange positions.

	September 30, 2017
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
(US$ in millions)	& Long	(Short)	Long	Measure
Foreign Exchange
Options	$—	$(368)	$430	Delta
Forwards	—	(10,824)	10,548	Notional
Futures	(10)			Notional
Swaps	—	(552)	593	Notional
Commodity derivatives - Bunge uses various commodity derivative instruments to manage its exposure to movements associated with agricultural commodity prices. Bunge generally uses exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sale contracts, but may also enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While Bunge considers these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, Bunge does not designate or account for its commodity contracts as accounting hedges. The forward contracts require performance of both Bunge and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.
The table below summarizes the volumes of open agricultural commodity derivative contracts.

	September 30, 2017
	Exchange Traded
	Net (Short)	Non-exchange Traded		Unit of
	& Long	(Short)	Long	Measure
Agricultural Commodities
Futures	2,244,228	—	—	Metric Tons
Options	63,027	—	—	Metric Tons
Forwards	—	(31,604,107)	22,381,787	Metric Tons
Swaps	—	(6,483,877)	300,458	Metric Tons
Ocean freight derivatives — Bunge may use derivative instruments referred to as freight forward agreements ("FFA") and FFA options to hedge portions of its current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives that are not designated as hedges are recorded in earnings. There were no designated accounting hedges at September 30, 2017 and December 31, 2016.
The table below summarizes the open ocean freight positions.

	September 30, 2017
	Exchange Cleared
	Net (Short)	Non-exchange Cleared		Unit of
	& Long	(Short)	Long	Measure
Ocean Freight
FFA	(2,098)	—	—	Hire Days
FFA Options	315	—	—	Hire Days
Energy derivatives — Bunge may use various energy derivative instruments to manage its exposure to volatility in energy costs.  Energy costs incurred in Bunge's operations include electricity, natural gas, coal, and fuel oil, including bunker fuel.
The table below summarizes the open energy positions.

	September 30, 2017
	Exchange Traded / Cleared
	Net (Short)	Non-exchange Traded		Unit of
	& Long	(Short)	Long	Measure (1)
Natural Gas
Futures	4,553,161	—	—	MMBtus
Swaps	—	—	635,687	MMBtus
Energy—Other
Futures	351,786	—	—	Metric Tons
Forwards	—	—	6,048,869	Metric Tons
Swaps	227,600	—	—	Metric Tons

(1)	Million British Thermal Units ("MMBtus") are standard units of measurement used to denote an amount of natural gas.

The Effect of Financial Instruments on the Condensed Consolidated Statements of Income
The table below summarizes the net effect of derivative instruments that are designated as fair value hedges and the related hedged items, and also derivative instruments that are undesignated on the condensed consolidated statements of income for the nine months ended September 30, 2017 and 2016.

		Gain or (Loss) Recognized in Income on Derivative Instruments
		Nine Months Ended September 30,
(US$ in millions)	Location	2017	2016
Designated Derivative Contracts:
Interest Rate	Interest expense	$11	$3
Total		$11	$3
Undesignated Derivative Contracts:
Interest Rate	Interest income (expense)	$—	$(4)
Foreign Exchange	Foreign exchange gains (losses)	82	262
Foreign Exchange	Cost of goods sold	62	646
Commodities	Cost of goods sold	514	(531)
Freight	Cost of goods sold	4	(1)
Energy	Cost of goods sold	(6)	12
Total		$656	$384
The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2017.

	Nine Months Ended September 30, 2017
	Notional	Gain or (Loss) Recognized in Accumulated	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)
Cash Flow Hedge:
Foreign exchange (3)	$339	$15	Foreign exchange gains (losses)	$27	Foreign exchange gains (losses)	$—
Total	$339	$15		$27		$—

Net Investment Hedge:
Foreign currency denominated debt (4)	$786	$(101)	Foreign currency denominated debt	$—	Foreign currency denominated debt	$—
Foreign exchange (3)	516	(21)	Foreign exchange gains (losses)	—	Foreign exchange gains (losses)	—
Total	$1,302	$(122)		$—		$—

(1)
The gain (loss) recognized in OCI relates to the effective portion of the hedging relationship.  At September 30, 2017, Bunge expects to reclassify into income in the next 12 months the full $15 million of after-tax gain (loss) related to its foreign exchange cash flow hedges and nil for net investment hedges.

(2)	There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)	The foreign exchange contracts mature at various dates through June 2018.

(4)	The euro-denominated loans mature in 2023.

The table below summarizes the effect of derivative instruments that are designated and qualify as cash flow and net investment hedges on the condensed consolidated statement of income for the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016
	Notional	Gain or (Loss) Recognized in Accumulated	Gain or (Loss) Reclassified from Accumulated OCI into Income (1)		Gain or (Loss) Recognized in Income on Derivatives
(US$ in millions)	Amount	OCI (1)	Location	Amount	Location	Amount (2)
Cash Flow Hedge:
Foreign exchange (3)	$166	$43	Foreign exchange gains (losses)	$13	Foreign exchange gains (losses)	$—
Total	$166	$43		$13		$—

Net Investment Hedge:
Foreign currency denominated debt (4)	$663	$1	Foreign currency denominated debt	$—	Foreign currency denominated debt	$—
Foreign exchange (3)	653	(384)	Foreign exchange gains (losses)	—	Foreign exchange gains (losses)	—
Total	$1,316	$(383)		$—		$—

(1)
The gain or (loss) recognized in OCI relates to the effective portion of the hedging relationship.  At September 30, 2016, Bunge expected to reclassify into income in the next 12 months approximately $31 million of after-tax gains (losses) related to its foreign exchange cash flow hedges and nil for net investment hedges.

(2)	There was no gain or loss recognized in income relating to the ineffective portion of the hedging relationships or relating to amounts excluded from the assessment of hedge effectiveness.

(3)	The foreign exchange contracts mature at various dates through 2018.

(4)	The euro-denominated loans mature in 2023.

12.	DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At September 30, 2017, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.
In connection with Bunge entering into a definitive agreement to acquire a 70% ownership interest in IOI Loders Croklaan from IOI Corporation Berhad (the “Loders Acquisition”), on September 12, 2017, Bunge entered into an unsecured $900 million term loan agreement. Following the completion of the offering of senior notes described below, on and effective as of September 25, 2017, Bunge terminated the loan agreement.  No funds had been drawn under the loan agreement as of the date of termination.
September 25, 2017, Bunge completed the sale and issuance of $400 million aggregate principal amount of 3.00% unsecured senior notes due September 25, 2022, and $600 million aggregate principal amount of 3.75% unsecured senior notes due September 25, 2027. The senior notes are fully and unconditionally guaranteed by Bunge Limited. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing on March 25, 2018. The net proceeds of the offering were approximately $989 million after deducting underwriting commissions and offering expenses.  Bunge intends to use the net proceeds from this offering to fund the purchase price for the Loders Acquisition. Pending the closing of the Loders Acquisition, the net proceeds from the offering were used to repay outstanding indebtedness of Bunge.
On September 6, 2017, Bunge entered into an amendment agreement to its unsecured $865 million Amended and Restated Credit Agreement, dated as of June 17, 2014 (the “Credit Agreement”). The amendment agreement extends the maturity date of the Credit Agreement to September 6, 2022. The amendment agreement also lowers the range of margin applicable to Bunge’s borrowings under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of Bunge's senior long-term unsecured debt. Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the Credit Agreement at rates ranging from 0.125% to 0.275%, based on the credit ratings of Bunge’s senior long-term unsecured debt. Bunge had $75 million of borrowings outstanding at September 30, 2017 under the Credit Agreement.
At September 30, 2017, Bunge had $4,740 million of unused and available borrowing capacity under its committed credit facilities totaling $5,015 million with a number of lending institutions.
The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2017		December 31, 2016
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,533	$4,714	$4,007	$4,163

13.	TRADE RECEIVABLES SECURITIZATION PROGRAM
Bunge and certain of its subsidiaries participate in a $700 million trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers that provides for funding of up to $700 million against receivables sold into the Program.
The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2017	2016
Gross receivables sold	$7,074	$6,624
Proceeds received in cash related to transfer of receivables	$6,811	$6,439
Cash collections from customers on receivables previously sold	$6,827	$6,461
Discounts related to gross receivables sold included in SG&A	$6	$4

(US$ in millions)	September 30, 2017	December 31, 2016
Receivables sold which were derecognized on Bunge balance sheet	$738	$628
Deferred purchase price included in other current assets	$123	$87

14.	RELATED PARTY TRANSACTIONS

Notes receivable - Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $24 million at September 30, 2017, which matures in June 2019, with interest based on 80% of CDI, the average one‑day interbank deposit rate in Brazil.
Bunge holds a note receivable from Solazyme Bunge Renewable Oils Cooperatief U.A., a 49.9% equity method investment in Brazil, having a carrying value of $9 million at September 30, 2017, which matures in January 2018, with an interest rate based on 100% of CDI, the average one-day interbank deposit rate in Brazil.
In addition, Bunge held notes receivables from other related parties totaling $3 million at September 30, 2017.
Notes payable - Bunge holds a note payable with its affiliate Bunge SCF Grain LLC, a 50% equity method investment, with a carrying value of $9 million at September 30, 2017. This note matures on March 31, 2019 with an interest rate based on LIBOR and is included in other long‑term liabilities in Bunge’s condensed consolidated balance sheet.
Other - Bunge purchased soybeans and other commodity products and received port services from certain of its unconsolidated investees, totaling $182 million and $255 million for the three months ended September 30, 2017 and 2016, respectively, and $682 million and $724 million for the nine months ended September 30, 2017 and 2016, respectively.  Bunge also sold soybeans and other commodity products and provided port services to certain of its unconsolidated investees, totaling

$76 million and $89 million for the three months ended September 30, 2017 and 2016, respectively, and $387 million and $218 million for the nine months ended September 30, 2017 and 2016, respectively.
15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at September 30, 2017 and December 31, 2016 are the following amounts related to these matters:

(US$ in millions)	September 30, 2017	December 31, 2016
Non-income tax claims	$176	$170
Labor claims	96	82
Civil and other claims	94	98
Total	$366	$350
Non-income tax claims - These tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value added tax claims (ICMS, IPI, PIS/COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits which are being challenged before the Supreme Court. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on Bunge's evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the consolidated financial statements.
On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, and mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability of 468 million Brazilian reais (approximately $177 million), plus applicable interest, as of December 31, 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. As of September 30, 2017, the accrued liability was 407 million Brazilian reais (approximately $128 million), plus applicable interest.
As of September 30, 2017, the Brazilian state authorities have concluded examinations of the ICMS tax returns from 1990 to the present and have issued over 1,300 assessments to Bunge totaling approximately 1,060 million Brazilian reais (approximately $335 million as of September 30, 2017),  plus applicable interest and penalties on the outstanding amount.  As of December 31, 2016, the claims were approximately 797 million Brazilian reais (approximately $252 million), plus applicable interest and penalties.  Management intends to continue to vigorously defend against its pending state cases.  Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.
As of September 30, 2017 the Brazilian authorities have concluded examinations of the PIS COFINS tax returns and issued assessments to Bunge relating to years 2004 through 2011. As of September 30, 2017, the cumulative claims for 2004 through 2011 were approximately 550 million Brazilian reais (approximately $174 million), plus applicable interest and penalties. As of December 31, 2016, the cumulative claims were approximately 510 million Brazilian reais (approximately $161 million), plus applicable interest and penalties. Management, in consultation with external legal advisors, has established appropriate reserves for potential exposures.
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, Bunge has been subject to a number of assessments, proceedings and claims related to its activities. In 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of September 30, 2017, totaled approximately $255 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.
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
Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2017:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1) (2)	$169
Residual value guarantee (3)	227
Total	$396

(1)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2017 through 2022. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At September 30, 2017, Bunge recorded no obligation related to these guarantees.

(2)
Bunge issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At September 30, 2017, Bunge recorded no obligation related to these guarantees.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2018 through 2021. At September 30, 2017, Bunge’s recorded obligation related to these guarantees was $3 million.

Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly‑owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  As of September 30, 2017, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $5,229 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V.  There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

16.	EQUITY
Share repurchase program - In May 2015, Bunge established a program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the quarter and nine months ended September 30, 2017. Bunge repurchased 3,296,230 common shares in 2016 under this program for $200 million. Total repurchases under the program from its inception were 4,707,440 shares for $300 million.
Pension liability adjustment - On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans (“Plans”). The changes were announced on September 26, 2017 to all U.S. employees of Bunge. These changes will freeze the Plans for future benefit accruals effective January 1, 2023, and these Plans will be closed for participation for employees hired on or after January 1, 2018. As a result, Bunge recognized a curtailment gain associated with the Plans’ freeze and as such, the projected benefit obligations for these Plans were remeasured as of September 30, 2017. At September 30, 2017, a $31 million pension curtailment gain and $18 million remeasurement loss were recognized and recorded in OCI.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge.

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2017	$(5,618)	$(192)	$(145)	$4	$(5,951)
Other comprehensive income (loss) before reclassifications	329	(37)	9	—	301
Amount reclassified from accumulated other comprehensive income	—	(8)	—	(4)	(12)
Balance, September 30, 2017	$(5,289)	$(237)	$(136)	$—	$(5,662)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2016	$(5,462)	$(125)	$(134)	$3	$(5,718)
Other comprehensive income (loss) before reclassifications	(95)	—	1	—	(94)
Amount reclassified from accumulated other comprehensive income	—	(13)	—	—	(13)
Balance, September 30, 2016	$(5,557)	$(138)	$(133)	$3	$(5,825)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(5,734)	$(102)	$(145)	$3	$(5,978)
Other comprehensive income (loss) before reclassifications	445	(108)	9	1	347
Amount reclassified from accumulated other comprehensive income	—	(27)	—	(4)	(31)
Balance, September 30, 2017	$(5,289)	$(237)	$(136)	$—	$(5,662)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2016	$(6,443)	$214	$(134)	$3	$(6,360)
Other comprehensive income (loss) before reclassifications	886	(339)	1	—	548
Amount reclassified from accumulated other comprehensive income	—	(13)	—	—	(13)
Balance, September 30, 2016	$(5,557)	$(138)	$(133)	$3	$(5,825)

17.	EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2017	2016	2017	2016
Income (loss) from continuing operations	$92	$125	$227	$490
Net (income) loss attributable to noncontrolling interests	—	(12)	(7)	(8)
Income (loss) from continuing operations attributable to Bunge	92	113	220	482
Other redeemable obligations (1)	—	6	—	(2)
Convertible preference share dividends	(8)	(8)	(25)	(25)
Income (loss) from discontinued operations, net of tax	—	5	—	(8)
Net income (loss) available to Bunge common shareholders	$84	$116	$195	$447

Weighted-average number of common shares outstanding:
Basic	140,601,605	139,444,320	140,276,421	139,969,200
Effect of dilutive shares:
—stock options and awards	954,694	483,525	1,008,169	341,890
—convertible preference shares	—	—	—	7,909,470
Diluted (2)	141,556,299	139,927,845	141,284,590	148,220,560

Basic earnings per common share:
Net income (loss) from continuing operations	$0.59	$0.80	$1.39	$3.25
Net income (loss) from discontinued operations	—	0.03	(0.01)	(0.06)
Net income (loss) attributable to Bunge common shareholders—basic	$0.59	$0.83	$1.38	$3.19

Diluted earnings per common share:
Net income (loss) from continuing operations	$0.59	$0.79	$1.38	$3.24
Net income (loss) from discontinued operations	—	0.04	(0.01)	(0.05)
Net income (loss) attributable to Bunge common shareholders—diluted	$0.59	$0.83	$1.37	$3.19

(1)
Accretion of redeemable noncontrolling interest of $6 million gain and $2 million loss for the three and nine months ended September 30, 2016, respectively, related to a non-fair value variable put arrangement whereby the noncontrolling interest holder could require Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. Accretion for the respective periods include the effect of losses incurred by the operations for the three and nine months ended September 30, 2016. In the second quarter of 2016, Bunge exercised its call option. This transaction concluded in September 2016.

(2)
Approximately 3 million outstanding stock options and contingently issuable restricted stock units were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2017. Approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares were not dilutive and not included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2017.

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
Bunge has five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, and the type and class of customer and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment involves sugarcane growing and milling in Brazil, sugar trading and merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the Fertilizer segment include its port operations in Brazil and Argentina and its blending and retail operations in Argentina.
The “Discontinued Operations & Unallocated” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consist primarily of amounts attributable to discontinued operations, corporate items not allocated to the operating segments, and inter-segment eliminations. Transfers between the segments are generally valued at market. The segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues”.

	Three Months Ended September 30, 2017
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$7,720	$2,027	$397	$1,158	$121	$—	$11,423
Inter–segment revenues	1,097	40	—	19	3	(1,159)	—
Foreign exchange gains (losses)	1	—	—	1	(1)	—	1
Noncontrolling interests (1)	2	(2)	—	—	(1)	1	—
Other income (expense) – net	24	(2)	(1)	4	—	—	25
Segment EBIT (2)	103	34	23	10	5	—	175
Discontinued operations (3)	—	—	—	—	—	—	—
Depreciation, depletion and amortization	(69)	(27)	(16)	(51)	(3)	—	(166)
Total assets	$13,286	$2,508	$1,542	$2,670	$357	$189	$20,552

	Three Months Ended September 30, 2016
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$8,063	$1,727	$430	$1,074	$129	$—	$11,423
Inter–segment revenues	972	29	—	8	—	(1,009)	—
Foreign exchange gains (losses)	(7)	—	—	2	(1)	—	(6)
Noncontrolling interests (1)	(13)	(2)	—	—	(2)	5	(12)
Other income (expense) – net	11	(3)	(1)	(4)	1	—	4
Segment EBIT (2)	83	34	52	35	9	—	213
Discontinued operations (3)	—	—	—	—	—	5	5
Depreciation, depletion and amortization	(61)	(24)	(16)	(45)	(3)	—	(149)
Total assets	$12,396	$2,030	$1,508	$3,532	$352	$227	$20,045

	Nine Months Ended September 30, 2017
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$23,837	$5,877	$1,169	$3,052	$254	$—	$34,189
Inter—segment revenues	3,136	111	5	19	3	(3,274)	—
Foreign exchange gains (losses)	93	4	(1)	10	2	—	108
Noncontrolling interests (1)	(3)	(5)	—	—	(2)	3	(7)
Other income (expense) – net	28	(1)	(2)	(1)	—	—	24
Segment EBIT (2)	230	98	48	1	4	—	381
Discontinued operations (3)	—	—	—	—	—	—	—
Depreciation, depletion and amortization	(196)	(77)	(46)	(120)	(9)	—	(448)
Total assets	$13,286	$2,508	$1,542	$2,670	$357	$189	$20,552

	Nine Months Ended September 30, 2016
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$21,870	$4,958	$1,243	$2,541	$268	$—	$30,880
Inter–segment revenues	2,822	80	1	10	—	(2,913)	—
Foreign exchange gains (losses)	13	(2)	(5)	5	(2)	—	9
Noncontrolling interests (1)	(13)	(5)	—	—	(2)	12	(8)
Other income (expense) – net	5	(4)	(3)	(13)	1	—	(14)
Segment EBIT (2)	533	66	107	21	13	—	740
Discontinued operations (3)	—	—	—	—	—	(8)	(8)
Depreciation, depletion and amortization	(174)	(69)	(47)	(103)	(9)	—	(402)
Total assets	$12,396	$2,030	$1,508	$3,532	$352	$227	$20,045

(1)	Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest.

(2)
Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge’s management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, total segment EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. However, total segment EBIT is a non-GAAP financial measure and is not intended to replace net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, total segment EBIT is not a measure of consolidated operating results under U.S.GAAP and should not be considered as an alternative to net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of total segment EBIT to net income (loss) in the table below.

(3)	Represents net income (loss) from discontinued operations.

A reconciliation of total Segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2017	2016	2017	2016
Total Segment EBIT from continuing operations	$175	$213	$381	$740
Interest income	9	13	29	37
Interest expense	(64)	(73)	(191)	(189)
Income tax (expense) benefit	(29)	(45)	(2)	(118)
Income (loss) from discontinued operations, net of tax	—	5	—	(8)
Noncontrolling interests' share of interest and tax	1	5	3	12
Net income (loss) attributable to Bunge	$92	$118	$220	$474

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

Third Quarter 2017 Overview

You should refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2016 and to “Item 4 Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 for a discussion of our internal controls over financial reporting.

Non-U.S. GAAP Financial Measures

Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge’s management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT is not a measure of consolidated operating results under U.S.GAAP and should not be considered as an alternative to net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Total Segment EBIT to net income (loss) attributable to Bunge below.

Segment Overview

Agribusiness - EBIT for the third quarter of 2017 was $103 million compared to $83 million in the third quarter of 2016. The increase was primarily driven by improvements in our South American grain origination operations, contributions from our Financial Services Group and effective risk management in our soybean processing operations that more than offset lower crush margins.
Edible oil products - EBIT for the third quarter of 2017 was $34 million compared to $34 million in the third quarter of 2016. Increases to gross profit from acquisitions in Europe and Argentina and increased volumes in Asia were offset by charges related to our Global Competitiveness Program (“GCP”).
Milling products - EBIT for the third quarter of 2017 was $23 million compared to $52 million in the third quarter of 2016. Lower gross profit was driven by continued weak economic conditions and lower demand for wheat products in Brazil and Mexico. Additionally, the third quarter of 2016 included a recovery of $14 million in Brazilian import taxes related to prior years.
Sugar and Bioenergy - EBIT for the third quarter of 2017 was $10 million compared to $35 million in the third quarter of 2016. Our sugarcane milling, trading and merchandising operations were impacted by lower sugar and ethanol prices, lower sales volumes and decreased trading and risk management results compared to the third quarter 2016.
Fertilizer - EBIT for the third quarter of 2017 was $5 million compared to $9 million in the third quarter of 2016. A decrease in gross profit from lower margins in Argentina was partially offset by decreases in SG&A expenses compared to the third quarter of 2016.
Segment Results
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Income (Loss) Attributable to Bunge - For the quarter ended September 30, 2017, net income attributable to Bunge decreased by $26 million to $92 million from $118 million in the quarter ended September 30, 2016. This decrease resulted primarily from a decrease in segment EBIT of $38 million, particularly in milling products and sugar and bioenergy.

Income Tax Expense - In the quarter ended September 30, 2017, income tax expense was $29 million compared to $45 million in the quarter ended September 30, 2016. The effective tax rate in the third quarter was 24% compared to 26% in the third quarter of 2016. The lower effective tax rate in 2017 was primarily due to favorable earnings mix and increased tax-exempt income on a lower base of pretax income.
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended September 30,
(US$ in millions, except volumes)	2017	2016
Volumes (in thousands of metric tons):
Agribusiness	37,316	35,079
Edible oil products	1,945	1,762
Milling products	1,127	1,153
Sugar and Bioenergy	2,696	2,304
Fertilizer	422	417

Net sales:
Agribusiness	$7,720	$8,063
Edible oil products	2,027	1,727
Milling products	397	430
Sugar and Bioenergy	1,158	1,074
Fertilizer	121	129
Total	$11,423	$11,423

Cost of goods sold:
Agribusiness	$(7,459)	$(7,797)
Edible oil products	(1,902)	(1,610)
Milling products	(338)	(341)
Sugar and Bioenergy	(1,122)	(1,007)
Fertilizer	(112)	(112)
Total	$(10,933)	$(10,867)

Gross profit:
Agribusiness	$261	$266
Edible oil products	125	117
Milling products	59	89
Sugar and Bioenergy	36	67
Fertilizer	9	17
Total	$490	$556

Selling, general and administrative expenses:
Agribusiness	$(187)	$(174)
Edible oil products	(87)	(77)
Milling products	(33)	(36)
Sugar and Bioenergy	(31)	(31)
Fertilizer	(2)	(6)
Total	$(340)	$(324)

Foreign exchange gains (losses):
Agribusiness	$1	$(7)
Edible oil products	—	—
Milling products	—	—
Sugar and Bioenergy	1	2
Fertilizer	(1)	(1)
Total	$1	$(6)

Noncontrolling interest losses (gains):
Agribusiness	$2	$(13)
Edible oil products	(2)	(2)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	(1)	(2)
Total	$(1)	$(17)

Other income (expense) - net:
Agribusiness	$24	$11
Edible oil products	(2)	(3)
Milling products	(1)	(1)
Sugar and Bioenergy	4	(4)
Fertilizer	—	1
Total	$25	$4

Segment EBIT:
Agribusiness	$103	$83
Edible oil products	34	34
Milling products	23	52
Sugar and Bioenergy	10	35
Fertilizer	5	9
Total	$175	$213
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,
(US$ in millions)	2017	2016
Net income (loss) attributable to Bunge	$92	$118
Interest income	(9)	(13)
Interest expense	64	73
Income tax expense (benefit)	29	45
(Income) loss from discontinued operations, net of tax	—	(5)
Noncontrolling interest's share of interest and tax	(1)	(5)
Total Segment EBIT	$175	$213

Agribusiness Segment - Agribusiness segment net sales decreased by 4% to $7.7 billion in the third quarter of 2017, compared to $8.1 billion in the third quarter of 2016. An increase in volumes in Brazil from larger corn and soybean crops was primarily offset by lower commodity prices.

Cost of goods sold decreased by 4%, substantially in line with the decreases in net sales noted above. Additionally, the third quarter was impacted by higher industrial costs and depreciation from the acquisition of oilseed processing facilities in Western Europe in the first quarter of 2017 compared to the third quarter of 2016.

Despite overall increased volumes, gross profit decreased by $5 million in the third quarter of 2017, from $266 million in the third quarter of 2016. The benefits of stronger contributions from risk management and increased farmer selling in South America during the early part of the quarter only partially offset the impacts of compressed margins across our operations from excess supply and impacts to logistics costs from adverse weather conditions in our North American grain origination business.

SG&A expenses increased $13 million to $187 million in the third quarter of 2017. The increase includes impairment charges of $4 million for intangible assets related to patents for aluminum phosphate technology, one-time employee separation costs of $4 million and professional services charges of $3 million related to our GCP. The increase also included added general and administrative expenses in Europe for acquisitions made in the fourth quarter of 2016 and the first quarter of 2017, and was partially offset by lower professional services costs.

Foreign exchange results in the third quarter of 2017 were gains of $1 million, compared to losses of $7 million in the third quarter of 2016, primarily driven by foreign currency hedges, which were offset by losses on U.S. dollar-denominated loans to fund operations.

Other income (expenses) - net was income of $24 million in the third quarter of 2017, compared to income of $11 million in the third quarter of 2016. The third quarter of 2017 included stronger contributions from our Financial Services Group offset by a $13 million impairment charge related to our Indonesian palm oil plantation affiliate. The third quarter of 2016 included income generated by certain non-consolidated investments; primarily in our transportation and logistics affiliates in Brazil and the United States.

Segment EBIT increased by $20 million to $103 million in the third quarter of 2017 from $83 million in the third quarter of 2016. Increased volumes in Brazil from larger corn and soybean crops, effective risk management in our soybean processing operations, improvements in our South American grain origination operations and contributions from our Financial Services Group more than offset impacts from lower commodity prices and crush margins and charges related to our GCP and increased general and administrative expenses from acquisitions made in Europe during the fourth quarter of 2016 and the first quarter of 2017.

Edible Oil Products Segment - Edible oil products segment net sales increased by 17% in the third quarter of 2017 to $2.0 billion, compared to $1.7 billion in the third quarter of 2016, resulting primarily from a 10% increase in volumes, driven by the acquisitions of two edible oil production facilities in Europe, our recent acquisition of an edible oil production facility in Argentina and increased volumes in Asia from an earlier start of the Diwali holiday season.

Cost of goods sold in the third quarter of 2017 increased 18% from the same period of 2016, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisitions and increased volumes in Asia.

Gross profit in the third quarter of 2017 increased to $125 million compared to $117 million for the third quarter of 2016. The increase was primarily driven by higher volumes.

SG&A expenses increased by 13% to $87 million in the third quarter of 2017 compared with $77 million in the same period a year ago. The increase primarily related to added general and administrative expenses in Europe and Argentina from new acquisitions. Additionally, the third quarter of 2017 included impairment charges of $2 million for intangible assets related to patents for aluminum phosphate technology and professional services charges of $1 million related to our GCP.

Segment EBIT of $34 million for the third quarter of 2017, was equal to the third quarter of 2016. Increases to gross profit from acquisitions in Argentina and Europe and increased volumes in Asia were offset by charges related to our GCP during the third quarter of 2017, and higher SG&A from our new acquisitions.

Milling Products Segment - Milling products segment net sales were $397 million in the third quarter of 2017, 8% lower compared to $430 million for the same period a year ago, resulting primarily from a 2% decrease in volumes driven by continued weak economic conditions and lower demand for wheat products in Brazil and Mexico.

Cost of goods sold decreased by 1% to $338 million for the third quarter of 2017 from $341 million in the third quarter of 2016, primarily driven by lower commodity prices in wheat, our primary raw material. In addition, the third quarter was impacted by $1 million of severance and other employee benefit costs related to our GCP and the third quarter of 2016 included a recovery of $14 million in Brazilian import taxes paid in prior years.

Gross profit decreased by 34% to $59 million in the third quarter of 2017, down from $89 million in the third quarter of 2016, primarily due to increased competition and competitive pricing in Brazil driven by challenging macro-economic conditions, the large domestic wheat crop that reduced margins and lower volume.

SG&A expenses decreased to $33 million in the third quarter of 2017 from $36 million in 2016 from lower spending in Brazil and Mexico. The decrease was partially offset by impairment charges of $1 million for intangible assets related to patents for aluminum phosphate technology and professional services charges of $1 million related to our GCP.

Segment EBIT decreased to $23 million in the third quarter of 2017, from $52 million last year, primarily as a result of lower gross profit driven by continued weak economic conditions and lower demand for wheat products in Brazil. The third quarter of 2016 included a recovery of $14 million in Brazilian import taxes paid in prior years.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales increased 8% to $1.2 billion in the third quarter of 2017 compared to $1.1 billion in the same quarter last year. The increase in net sales was primarily driven by trading and merchandising sales volumes.

Cost of goods sold increased 11% in the third quarter of 2017 compared to the same period of 2016, which is in line with the increase in net sales. The third quarter of 2017 results also included $8 million of indirect tax credits and $6 million of severance and restructuring charges related to our industrial operations.

Gross profit decreased to $36 million in the third quarter of 2017 from $67 million reported in the third quarter of 2016, primarily due to lower prices and lower sales volumes in our sugar milling operations and weaker contributions from risk management opportunities in our sugar trading & merchandising operations.

SG&A expenses of $31 million in the third quarter of 2017 were flat compared to the same period of 2016, primarily due to lower amortization expense in the quarter, offset by impairment charges of $1 million for intangible assets related to patents for aluminum phosphate technology and professional services charges of $1 million related to our GCP in the third quarter of 2017.

Foreign exchange results in the third quarter of 2017 were $1 million compared to $2 million in the same period of 2016. These results relate primarily to foreign currency hedges.

Segment EBIT decreased to $10 million in the third quarter of 2017 from $35 million in the third quarter of 2016, primarily due to lower prices and lower sales volumes in our sugar milling operations and weaker contributions from risk management opportunities in our sugar trading & merchandising operations. The third quarter results were also impacted by $6 million of severance and restructuring charges related to our industrial operations, $2 million of SG&A charges related to our GCP, $3 million of losses from our renewable oils affiliate in Brazil and $8 million of indirect tax credits.

Fertilizer Segment - Fertilizer segment net sales were $121 million in the third quarter of 2017 compared to $129 million in the third quarter of 2016, with no significant change in volumes.

Cost of goods sold were $112 million in the third quarter of 2017, consistent with the third quarter of 2016.

Gross profit decreased by $8 million to $9 million in the third quarter of 2017, down from $17 million in the comparable period of 2016. The decrease was primarily driven by lower margins in Argentina.

SG&A expenses were $2 million in the third quarter of 2017, compared to $6 million in the comparable period of 2016, primarily due to a reduction of bad debt expense.

Segment EBIT decreased by $4 million to $5 million in the third quarter of 2017 as compared to $9 million in the same period a year ago. The decrease in gross profit from lower margins in Argentina was offset by decreases in SG&A expenses compared to third quarter of 2016.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended September 30,
(US$ in millions)	2017	2016
Interest income	$9	$13
Interest expense	(64)	(73)

Interest income decreased to $9 million in the third quarter of 2017 compared to $13 million in the third quarter of 2016. Interest expense decreased primarily due to impacts from interest rate hedges.

Discontinued Operations - Discontinued operations results for the third quarter of 2017 were nil, compared to income of $5 million, net of tax, in the third quarter of 2016. Results in 2017 were primarily driven by the recovery of bad debt provisions and interest received related to long-term receivables from farmers that offset ongoing administrative expenses, income taxes and foreign exchange losses.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Net Income (Loss) Attributable to Bunge - For the nine months ended September 30, 2017, net income attributable to Bunge decreased by $254 million to $220 million from $474 million in the nine months ended September 30, 2016. This decrease resulted primarily from a decrease in segment EBIT of $359 million, particularly in agribusiness, partially offset by decreases in losses from discontinued operations and income tax expense.
Income Tax Expense - In the nine months ended September 30, 2017, income tax (expense) / benefit was $(2) million compared to income tax expense of $(118) million in the nine months ended September 30, 2016. The effective tax rate for the nine months ended September 30, 2017, decreased to 1% compared to 19% in the nine months ended September 30, 2016.   The lower tax rate in 2017 was primarily due to certain discrete items, including an income tax benefit of $32 million for a favorable resolution of income tax matters in Asia and an income tax benefit of $17 million related to a prior year tax election in South America. The 2016 year-to-date effective tax rate of 19% was driven primarily due to certain discrete items including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America and an income tax benefit of $11 million recorded for income tax refund claims in Europe, partially offset by an income tax charge of $(32) million recorded for an uncertain tax position related to Asia. Excluding the effect of these discrete items noted above, our effective tax rate for the nine months ended September 30, 2017, and 2016, was 22% and 26%, respectively. The reduction in the effective tax rate from 2016, after taking into account the discrete tax items noted above, is primarily attributable to favorable earnings mix and increased tax-exempt income applied on a lower base of pretax income.
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Nine Months Ended September 30,
(US$ in millions, except volumes)	2017	2016
Volumes (in thousands of metric tons):
Agribusiness	108,512	101,776
Edible oil products	5,681	5,106
Milling products	3,300	3,395
Sugar and Bioenergy	6,677	6,343
Fertilizer	830	832

Net sales:
Agribusiness	$23,837	$21,870
Edible oil products	5,877	4,958
Milling products	1,169	1,243
Sugar and Bioenergy	3,052	2,541
Fertilizer	254	268
Total	$34,189	$30,880

Cost of goods sold:
Agribusiness	$(23,141)	$(20,831)
Edible oil products	(5,518)	(4,642)
Milling products	(1,014)	(1,031)
Sugar and Bioenergy	(2,974)	(2,433)
Fertilizer	(237)	(237)
Total	$(32,884)	$(29,174)

Gross profit:
Agribusiness	$696	$1,039
Edible oil products	359	316
Milling products	155	212
Sugar and Bioenergy	78	108
Fertilizer	17	31
Total	$1,305	$1,706

Selling, general and administrative expenses:
Agribusiness	$(585)	$(511)
Edible oil products	(258)	(238)
Milling products	(103)	(97)
Sugar and Bioenergy	(87)	(80)
Fertilizer	(13)	(15)
Total	$(1,046)	$(941)

Foreign exchange gains (losses):
Agribusiness	$93	$13
Edible oil products	4	(2)
Milling products	(1)	(5)
Sugar and Bioenergy	10	5
Fertilizer	2	(2)
Total	$108	$9

Noncontrolling interest losses (gains):
Agribusiness	$(3)	$(13)
Edible oil products	(5)	(5)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	(2)	(2)
Total	$(10)	$(20)

Other income (expense) - net:
Agribusiness (1)	$28	$5
Edible oil products	(1)	(4)
Milling products	(2)	(3)
Sugar and Bioenergy	(1)	(13)
Fertilizer	—	1
Total	$24	$(14)

Segment EBIT:
Agribusiness	$230	$533
Edible oil products	98	66
Milling products	48	107
Sugar and Bioenergy	1	21
Fertilizer	4	13
Total	$381	$740

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Nine Months Ended September 30,
(US$ in millions)	2017	2016
Net income (loss) attributable to Bunge	$220	$474
Interest income	(29)	(37)
Interest expense	191	189
Income tax expense (benefit)	2	118
(Income) loss from discontinued operations, net of tax	—	8
Noncontrolling interest's share of interest and tax	(3)	(12)
Total Segment EBIT	$381	$740

Agribusiness Segment - Agribusiness segment net sales increased by 9% to $23.8 billion in the nine months ended September 30, 2017, compared to $21.9 billion in the nine months ended September 30, 2016. Volumes overall increased 7% compared to the nine months ended September 30, 2016. Higher crush volumes in Europe due to our new crush plant in Ukraine which started operations in the second quarter of 2016, the recent acquisition of two oilseed crushing facilities in Western Europe in the first quarter of 2017 and increased volumes in Brazil due to larger soybean and corn crops led to the increase in net sales compared to 2016.

Cost of goods sold increased by 11%, aligned with the increases in net sales noted above. In addition, cost of goods sold for the nine months ended September 30, 2017, was impacted by higher industrial costs and depreciation from the recent acquisitions in Europe and an 11% appreciation of the Brazilian real against the U.S. dollar in the nine months ended September 30, 2017 compared to 2016.

Gross profit decreased to $696 million in the nine months ended September 30, 2017, from $1.0 billion in the nine months ended September 30, 2016, primarily driven by the combination of farmer retention and increased competition in South America which impacted margins in our grain origination, oilseed processing and trading and distribution businesses and limited contributions from risk management due to a lack of positioning opportunities.

SG&A expenses increased $74 million to $585 million in the nine months ended September 30, 2017, which represented a 14% increase from the $511 million in the same period last year. This increase included added general and administrative expenses in Europe related to new acquisitions and an 11% appreciation of the Brazilian real against the U.S. dollar in the nine months ended September 30, 2016. The increase also included a $9 million credit adjustment in Brazil, $7 million of transaction related costs associated with the acquisition of two oilseed processing facilities in Europe that will not repeat, $4 million of impairment charges for intangible assets related to patents for aluminum phosphate technology, $4 million of one-time employee separation costs and $3 million of professional services charges related to our GCP. These increases were partially offset by cost savings and operating efficiencies in the nine months ended September 30, 2017.

Foreign exchange results in the nine months ended September 30, 2017 were gains of $93 million, compared to gains of $13 million in the nine months ended September 30, 2016. These results were primarily driven by gains on U.S. dollar-denominated loans to fund operations and foreign exchange gains realized due to the appreciation of the Chinese renminbi in our oilseed processing business in Asia.

Other income (expenses) - net was income of $28 million in the nine months ended September 30, 2017, compared to gains of $5 million in the nine months ended September 30, 2016. Results for the nine months ended September 30, 2017 included income earned in our Financial Services Group, offset by a $13 million impairment of our palm oil plantation affiliate in Indonesia. Results for the nine months ended September 30, 2016 included an impairment charge of $12 million on intangible assets related to certain patents of intellectual property.

Segment EBIT decreased by $303 million to $230 million in the nine months ended September 30, 2017 from $533 million in the nine months ended September 30, 2016. This decrease was primarily driven by slow farmer selling in South America, which impacted margins in our grain origination, oilseed processing and trading distribution businesses, and lower contribution from risk management activities in the nine months ended September 30, 2017. Also contributing to lower EBIT, were the impact on costs from the appreciation of the Brazilian real against the U.S. dollar as compared to the nine months ended September 30, 2016, transaction costs related to the acquisition of two oilseed crushing facilities in Western Europe and the increase of general and administrative expenses for recent acquisitions and certain charges related to our GCP. These were partially offset by foreign exchange gains in our edible oil production businesses in Europe and Asia compared to 2016.

Edible Oil Products Segment - Edible oil products segment net sales increased by 19% in the nine months ended September 30, 2017 to $5.9 billion, compared to $5.0 billion in the nine months ended September 30, 2016, resulting primarily from an 11% increase in volumes, driven by our acquisitions of two edible oil production facilities in Europe, recent acquisition of an edible oil production facility in Argentina and increased volumes in Asia.

Cost of goods sold in the nine months ended September 30, 2017 increased 19% from the same period of 2016, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisitions in Europe and Argentina compared to the nine months ended September 30, 2016.

Gross profit in the nine months ended September 30, 2017 increased to $359 million compared to $316 million for the nine months ended September 30, 2016. The increase was primarily driven by stronger volumes and margins in Brazil and increases in Europe and Argentina from our recent acquisitions, offset in part by lower refining and packaging margins in the U.S. due to increased competition.

SG&A expenses increased by 8% to $258 million in the nine months ended September 30, 2017 compared with $238 million in the same period a year ago. The increase includes impairment charges of $2 million for intangible assets related to patents for aluminum phosphate technology and professional services charges of $1 million related to our GCP and acquisition related costs and increased general and administrative expenses associated with our recent acquisitions.

Foreign exchange results in the nine months ended September 30, 2017 were income of $4 million, compared to losses of $2 million in 2016 related to foreign exchange gains on debt and derivative instruments and hedges.

Segment EBIT increased to $98 million for the nine months ended September 30, 2017, up from $66 million in the nine months ended September 30, 2016, primarily from higher margins and volumes in our Brazil business and increased volumes with acquisitions in Argentina and Europe. The increases were partially offset by the one-time charges related to our GCP.

Milling Products Segment - Milling products segment net sales were $1.2 billion in the nine months ended September 30, 2017, compared to $1.2 billion from the same period a year ago resulting primarily from a 3% decrease in volumes driven by weak macro-economic conditions and pressure from the record wheat crop in Brazil, which increased local competition, and softer demand for flour in Mexico compared to the nine months ended September 30, 2016.

Cost of goods sold decreased by 2% to $1,014 million for the nine months ended September 30, 2017 from $1,031 million in the nine months ended September 30, 2016, primarily due to lower volumes in Brazil. The nine months ended September 30, 2017, was impacted by $1 million of severance and other employee benefit costs related to our GCP and the nine months ended September 30, 2016, included a recovery of $14 million in Brazilian import taxes paid in prior years.

Gross profit decreased by 27% to $155 million in the nine months ended of 2017, down from $212 million in the nine months ended September 30, 2016, primarily due to increased competition and competitive pricing in Brazil that reduced margins and lower volume and unfavorable product mix in Mexico.

SG&A expenses increased to $103 million in the nine months ended September 30, 2017 from $97 million, primarily due to the 11% appreciation of the Brazilian real against the U.S. dollar compared to the nine months ended

September 30, 2016, $1 million of impairment charges for intangible assets and $1 million of professional services charges related to our GCP.

Segment EBIT decreased to $48 million in the nine months ended September 30, 2017, from $107 million last year as a result of lower gross profit driven by continued weak economic conditions and lower demand for wheat products in Brazil and Mexico. In addition, the nine months ended September 30, 2016 included a recovery of $14 million in Brazilian import taxes paid in prior years.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales increased to $3.1 billion in the nine months ended September 30, 2017 compared to $2.5 billion in the same period last year. The 20% increase in sales was primarily driven by higher sugar sales volumes and an 11% appreciation of the Brazilian real against the U.S. dollar which positively impacted domestic sales of sugar and ethanol in Brazil when converted into U.S. dollar.

Cost of goods sold increased 22% in the nine months ended September 30, 2017 compared to the same period September 30, 2016, primarily due to higher sales volumes and the appreciation of the Brazilian real compared to the U.S. dollar. Results for the nine months ended September 30, 2017 also included $15 million of severance and restructuring charges related to our industrial operations and $8 million of indirect tax credits.

Gross profit decreased to $78 million in the nine months ended September 30, 2017 from the $108 million reported in the nine months ended September 30, 2016. Higher sales volumes and $8 million related to indirect tax credits were offset by lower margins in our sugar trading and merchandising business and $15 million in severance and restructuring charges. Results and related development costs associated with our renewable oils affiliate in Brazil were a loss of $15 million for the nine months ended September 30, 2017.

SG&A expenses increased by 9% to $87 million in the nine months ended September 30, 2017 from $80 million in the comparable period September 30, 2016, primarily due to the 11% appreciation of the Brazilian real and by impairment charges of $1 million for intangible assets related to patents for aluminum phosphate technology and professional services charges of $1 million related to our GCP.

Foreign exchange results in the nine months ended September 30, 2017 were $10 million compared to $5 million in the same period September 30, 2016. These results relate primarily to gains on foreign currency hedges.

Segment EBIT decreased to $1 million in the nine months ended September 30, 2017 from $21 million in the nine months ended September 30, 2016, as higher sugar sales volumes along with foreign exchange gains and indirect tax credits were offset by lower margins in our sugar trading and merchandising business, $16 million in severance and restructuring charges and $1 million of impairment charges related to our GCP.

Fertilizer Segment - Fertilizer segment net sales decreased 5% to $254 million in the nine months ended September 30, 2017, compared to $268 million in the nine months ended September 30, 2016, primarily due to lower export volumes and lower prices in Argentina compared to nine months ended 2016.

Cost of goods sold for the nine months ended September 30, 2017 were $237 million, unchanged compared to the nine months ended September 30, 2016.

Gross profit decreased by $14 million to $17 million in the nine months ended September 30, 2017, from $31 million in the comparable period September 30, 2016. The decrease was primarily driven by lower volumes and lower margins in Argentina from higher raw material costs.

Segment EBIT decreased by $9 million to $4 million in the nine months ended September 30, 2017 from $13 million in the same period a year ago, primarily driven by lower volumes and margins in 2017 when compared to the nine months ended September 30, 2016.

Interest - A summary of consolidated interest income and expense follows:

	Nine Months Ended September 30,
(US$ in millions)	2017	2016
Interest income	$29	$37
Interest expense	(191)	(189)
Interest income decreased $8 million between 2017 and 2016. Interest expense remained relatively unchanged compared to nine months of 2016.

Discontinued Operations - Discontinued operations results for the nine months ended September 30, 2017 were nil, compared to a loss of $8 million, net of tax, in the same period as 2016.

Results improved in 2017 primarily driven by the recovery of bad debt provisions related to long-term receivables from farmers that offset ongoing administrative expenses and lower foreign exchange losses compared to the same period in 2016.
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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.60 and 1.44 at September 30, 2017 and December 31, 2016, respectively.
Cash and Cash Equivalents - Cash and cash equivalents were $389 million and $934 million at September 30, 2017 and December 31, 2016, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.
Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $4,398 million and $3,593 million at September 30, 2017 and December 31, 2016, respectively. Of these amounts $3,351 million and $2,523 million were attributable to merchandising activities at September 30, 2017 and December 31, 2016, respectively. RMI at fair value in the aggregate amount of $109 million and $123 million at September 30, 2017 and December 31, 2016, respectively, were included in our Edible Oil Products segment inventories. RMI at fair value in the Sugar and Bioenergy segment were $195 million and $139 million at September 30, 2017 and December 31, 2016, respectively. Of these amounts, $189 million and $139 million at September 30, 2017 and December 31, 2016, respectively, can be attributed to our merchandising business.
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
Revolving Credit Facilities - At September 30, 2017, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,740 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	September 30, 2017	September 30, 2017	December 31, 2016
Commercial paper	2019	$600	$—	$—
Long-term revolving credit facilities (1)	2018 - 2022	4,415	275	—
Total		$5,015	$275	$—

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

On September 6, 2017, we entered into an amendment agreement to our unsecured $865 million Amended and Restated Credit Agreement, dated as of June 17, 2014 (the “Credit Agreement”). The amendment agreement extends the maturity date of the Credit Agreement to September 6, 2022. The amendment agreement also lowers the range of margin applicable to our borrowings under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the Credit Agreement at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt. We had $75 million of borrowings outstanding September 30, 2017 under the Credit Agreement.
We had no borrowings outstanding at September 30, 2017 under our three-year unsecured bilateral revolving credit facilities (the “Facilities”) totaling $700 million, which are maturing at various dates in June and September, 2019. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.40% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.
We had $200 million of borrowings outstanding at September 30, 2017 under our $1,750 million unsecured syndicated revolving credit facility (the ‘‘Facility’’) with certain lenders party thereto maturing August 10, 2018. Borrowings under the Facility bear interest at LIBOR plus a margin, which will vary from 0.35% to 1.35% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the Facility. Amounts under the Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the Facility by up to $250 million pursuant to an accordion provision.
We had no borrowings outstanding at September 30, 2017 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At September 30, 2017, no borrowings were outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At September 30, 2017 there were $395 million of borrowings under these bilateral short-term credit lines.

Short and long-term debt - Our short and long-term debt increased by $1,290 million at September 30, 2017 from December 31, 2016, primarily due to funding of working capital financing requirements. For the nine month period ended September 30, 2017, our average short and long-term debt outstanding was approximately $5,438 million compared to approximately $5,183 million for the nine months ended at September 30, 2016. Our long-term debt balance was $4,533 million at September 30, 2017 compared to $4,007 million at December 31, 2016. The following table summarizes our short-term debt at September 30, 2017.

(US$ in millions)	Outstanding Balance at Quarter End	Weighted Average Interest Rate at Quarter End (1)	Highest Balance Outstanding During Quarter (1)	Average Balance During Quarter (1)	Weighted Average Interest Rate During Quarter (1)
Bank borrowings	$1,021	3.59%	$1,450	$1,298	3.06%
Commercial paper	—	—	595	273	1.42%
Total	$1,021	3.59%	$2,045	$1,571	2.78%

(1)
Includes $179 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia Pacific countries at a weighted average interest rate of 11.60% as of September 30, 2017.

In connection with Bunge entering into a definitive agreement to acquire a 70% ownership interest in IOI Loders Croklaan from IOI Corporation Berhad (the “Loders Acquisition”), on September 12, 2017, we entered into an unsecured $900 million term loan agreement. Following the completion of the offering of senior notes described below, effective as of September 25, 2017, we terminated the loan agreement.  No funds had been drawn under the loan agreement as of the date of termination.
On September 25, 2017, we completed the sale and issuance of $400 million aggregate principal amount of 3.00% unsecured senior notes due September 25, 2022 and $600 million aggregate principal amount of 3.75% unsecured senior notes due September 25, 2027. The senior notes are fully and unconditionally guaranteed by Bunge Limited. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing on March 25, 2018. The net proceeds of the offering were approximately $989 million after deducting underwriting commissions and offering expenses.  We intend to use the net proceeds from this offering to fund the purchase price for the Loders Acquisition. Pending the closing of the Loders Acquisition, the net proceeds from the offering were used to repay outstanding indebtedness of Bunge.
The following table summarizes our short and long-term indebtedness:

(US$ in millions)	September 30, 2017	December 31, 2016
Short-term debt: (1)
Short-term debt (2)	$1,021	$257
Current portion of long-term debt	287	938
Total short-term debt	1,308	1,195
Long-term debt (3):

Revolving credit facilities expiry 2018	200	—
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	253	243
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	53	51
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
Revolving credit facility expiry 2022 (4)	75	—
5.90% Senior Notes due 2017	—	250
3.20% Senior Notes due 2017	—	600
8.50% Senior Notes due 2019	600	600
3.50% Senior Notes due 2020	497	497
3.00% Senior Notes due 2022	397	—
1.85% Senior Notes due 2023 - Euro	945	843
3.25% Senior Notes due 2026	694	694
3.75% Senior Notes due 2027	594	—
Other	140	144
Subtotal	4,533	4,007
Less: Current portion of long-term debt	(287)	(938)
Total long-term debt	4,246	3,069
Total debt	$5,554	$4,264

(1)	Includes secured debt of $7 million and $7 million at September 30, 2017 and December 31, 2016, respectively.

(2)
Includes $179 million and $148 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 11.60% and 13.63% as of September 30, 2017 and December 31, 2016, respectively.

(3)	Includes secured debt of $35 million and $34 million at September 30, 2017 and December 31, 2016, respectively.
(4) On September 6, 2017, Bunge entered into an amendment agreement to its unsecured $865 million Amended and Restated Credit Agreement, dated as of June 17, 2014, which extends the maturity date to September 6, 2022.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2017 was as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Stable
Moody’s	P-1	Baa2	Negative
Fitch	F1	BBB	Stable

(1)	Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2017.
Trade Receivable Securitization Program - Bunge and certain of its subsidiaries participate in $700 million trade receivables securitization program, which terminates on May 26, 2021. However, each committed purchaser’s commitment to fund trade receivables sold under the Program will terminate on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement.
Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2017	December 31, 2016
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,223	5,143
Retained earnings	8,214	8,208
Accumulated other comprehensive income	(5,662)	(5,978)
Treasury shares, at cost - 2017 and 2016 - 12,882,313 shares, respectively	(920)	(920)
Total Bunge shareholders’ equity	7,546	7,144
Noncontrolling interest	204	199
Total equity	$7,750	$7,343
Total shareholders’ equity was $7,546 million at September 30, 2017 compared to $7,144 million at December 31, 2016. The increase in shareholders’ equity was due to cumulative translation gains of $445 million and $220 million net income attributable to Bunge for the nine months ended September 30, 2017. These increases were partially offset by declared dividends to common and preferred shareholders of $189 million and $25 million, respectively.
Noncontrolling interest increased to $204 million at September 30, 2017 from $199 million at December 31, 2016, primarily due to income attributable to our noncontrolling interest entities and the effect of currency translation, partially offset by dividends to noncontrolling interests.
As of September 30, 2017, we had 6,899,700 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1640 Bunge Limited common shares, based on the conversion price of $85.91 per share, subject to certain additional anti-dilution adjustments (which represents 8,031,251 Bunge Limited common shares at September 30, 2017). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
For the nine months ended September 30, 2017, our cash and cash equivalents decreased by $545 million, reflecting the net effect of cash flows from operating, investing and financing activities. This compares to a decrease of $114 million in cash and cash equivalents for the nine months ended September 30, 2016.

Cash used for operating activities was $302 million for the nine months ended September 30, 2017 compared to cash provided by operating activities of $635 million for the nine months ended September 30, 2016. Net cash outflows for operating activities was lower for the nine months ended September 30, 2017, principally due to increased working capital and lower net income, including adjustments for non-cash items, compared to the nine months ended September 30, 2016.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollar at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the nine months ended September 30, 2017 and 2016, we recorded a foreign exchange loss of $28 million and a loss of $115 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gain) loss on net debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have no impact on cash flows from operations.
Cash used for investing activities was $1,234 million in the nine months ended September 30, 2017 compared to $667 million in the nine months ended September 30, 2016. For the nine months ended September 30, 2017, payments were made for capital expenditures of $485 million, primarily related to upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business, the expansion of one crushing facility in Brazil and upgrade of our crush facility in Italy. In addition, we acquired two oilseed processing plants in the Netherlands and France for $318 million, and an olive oil and seed oil producer in Turkey for $23 million, net of cash acquired. For the nine months ended September 30, 2016, payments made for capital expenditures were $488 million, primarily related to upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business in Brazil and continued construction of a wheat milling facility in Brazil. We also had settlement of net investment hedges of $210 million in the nine months ended September 30, 2016.
Cash provided by financing activities was $969 million in the nine months ended September 30, 2017, compared to cash used for financing activities of $102 million in the nine months ended September 30, 2016. In the nine months ended September 30, 2017, the net increase of $1,152 million borrowings primarily reflected higher working capital needs to fund acquisitions and finance capital expenditures. In addition, we paid dividends of $207 million to our common shareholders and holders of our convertible preference shares. In the nine months ended September 30, 2016, we paid dividends of $191 million to our common shareholders and holders of our convertible preference shares. Further, in connection with our common share repurchase program, in 2016 we purchased 3,296,230 of our common shares at a cost of $200 million.
Off-Balance Sheet Arrangements
Guarantees - We have issued or were a party to the following guarantees at September 30, 2017:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)(2)	$169
Residual value guarantee (3)	227
Total	$396

(1)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2017 through 2022. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At September 30, 2017, we recorded no obligation related to these guarantees.

(2)
We issued guarantees to certain third parties related to performance of our unconsolidated affiliates. The term of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At September 30, 2017, we recorded no obligation related to these guarantees.

(3)
We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2018 through 2021. At September 30, 2017, our recorded obligation related to these guarantees was $3 million.

Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its 100% owned subsidiaries. At September 30, 2017, debt with a carrying amount of $5,229 million related to these guarantees is included in our condensed consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are no significant restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.
Dividends
We paid a regular quarterly cash dividend of $0.46 per share on September 5, 2017 to common shareholders of record on August 22, 2017. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2017 to shareholders of record on August 15, 2017. On August 8, 2017, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.46 per common share. The dividend will be payable on December 4, 2017 to common shareholders of record on November 20, 2017. We also announced on August 8, 2017 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on December 1, 2017 to shareholders of record on November 15, 2017.
Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. There were no material changes to Bunge’s critical accounting policies during the nine months ended September 30, 2017. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Management
As a result of our global operating, investing and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored, operating under a global governance framework. Our corporate risk management group analyzes and monitors various risk exposures globally. Additionally, our Board of Directors’ Finance and Risk Policy Committee oversees our global governance framework including all risk management policies and limits.
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to potential market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with major financial institutions, commodity exchanges in the case of commodity futures and options, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material. See Note 11 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from OTC derivative instruments (including forward purchase and sale contracts). Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through credit analysis by the local credit staff and review by various local and corporate committees which monitor credit and counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened. This increased risk is monitored through, among other things, increased communication with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk. In addition, we may limit new credit extensions in certain cases and reduced our use of non-exchange cleared derivative instruments.
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

	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$685	$(69)	$1,207	$(121)
Lowest daily aggregated position value	$(711)	$(71)	$(682)	$(68)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2017 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $101 million for the nine months ended September 30, 2017 and foreign exchange losses of $257 million for the year ended December 31, 2016 related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt based on market yields at September 30, 2017, was $5,735 million with a carrying value of $5,554 million. There was no significant change in our interest rate risk at September 30, 2017.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at September 30, 2017 would result in a decrease of approximately $83 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at September 30, 2017 would cause an increase of approximately $83 million in the fair value of our debt.
A hypothetical 1% change in LIBOR would result in a change of approximately $37 million in our interest expense on our variable rate debt at September 30, 2017. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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
As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Controls Over Financial Reporting - There have been no changes in the Company’s internal controls over financial reporting during the third quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Notes 9 and 15 to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $90 million and $73 million, for labor and civil claims respectively, as of September 30, 2017. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 95 million Brazilian reais (approximately $30 million as of September 30, 2017) related to a legacy environmental claim in Brazil.

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
To enhance retention and align with market practice, on November 1, 2017, the Company entered into executive change of control severance agreements (the “agreements”) with its executive officers, including the named executive officers identified in the Company’s proxy statement (other than Soren Schroder, the Company’s Chief Executive Officer, whose existing employment agreement contains a change of control provision).
The agreements, which reflect a double trigger change of control provision, provide for cash severance benefits if the executive’s employment is terminated by the Company without “cause” or by the individual for “good reason,” in each case before the second anniversary of a “change of control” of the Company, as those terms are defined in the agreements. The agreements provide that, upon a qualifying termination, the executive would be entitled to a lump sum payment equal to (i) 24 months of the executive’s base salary in effect immediately prior to the termination date, and (ii) an amount equal to two times the executive’s annual target bonus for the year in which the termination occurs.
In addition, the executive will be entitled to receive accelerated vesting of all outstanding equity awards, with any stock options remaining exercisable for the remainder of their full term, and with unvested performance-based equity awards deemed vested at the greater of (i) actual performance or (ii) target levels with respect to performance goals or other vesting criteria.
The agreements provide that the Company’s obligations to pay severance benefits under the agreements is subject to the execution by the executive of a general release of claims against the Company and contain an 18-month non-competition covenant. The agreements do not provide for a tax gross-up.
The foregoing is a summary of the terms of the change of control agreements and does not purport to be complete. This summary is qualified in its entirety by reference to the form of change of control agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: November 1, 2017	By:	/s/ Thomas M. Boehlert
Thomas M. Boehlert
Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer

EXHIBIT INDEX

10.1	Form of Executive Change of Control Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101
The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith.
E-1