Form 10-K
period 2017-12-31
Bunge LTD
filed 2018-02-23
CIK 1144519

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2017, as reported by the New York Stock Exchange, was approximately $10,448 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of February 16, 2018, 140,699,827 Common Shares, par value $.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2018 Annual General Meeting of Shareholders to be held on May 24, 2018 are incorporated by reference into Part III.

1

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
We conduct our operations in five segments: Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer. We refer to the Edible Oil and Milling Products segments collectively as our Food and Ingredients businesses. Our strategy is to profitably grow our position in our core grain and oilseed value chains, capitalizing on our integrated global footprint and key origination, logistics, processing and risk management competencies while pursuing operational excellence. We also are focused on growing our value added Food and Ingredients businesses so that over time they represent a more significant percentage of our earnings. Our strategy is aligned with long-term global macroeconomic and consumer growth trends, including a commitment to sustainability.
Our Agribusiness segment is an integrated, global business principally involved in the purchase, storage, transportation, processing and sale of agricultural commodities and commodity products. Our Agribusiness operations and assets are located in North and South America, Europe and Asia-Pacific, and we have merchandising and distribution offices throughout the world.
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
Our Fertilizer segment is involved in producing, blending and distributing fertilizer products for the agricultural industry in South America, with operations and retail distribution activities in Argentina, Uruguay and Paraguay, and port facilities in Argentina and Brazil.
2017 Summary Operating Highlights - In our Agribusiness segment in 2017, we continued to expand our global network of integrated assets. We acquired oilseed processing plants in the Netherlands and France, and we substantially completed the upgrade of an existing port terminal in the United States. Additionally, we completed construction and began operations at a new rapeseed processing plant in Asia-Pacific. These investments are intended to increase efficiency and position us for long-term growth in our Agribusiness operations. In our Food and Ingredients businesses, we acquired a leading olive oil and seed producer in Turkey and a leading supplier of oils and fats in the German bakery market, executing on our strategy to expand our value-added business. In addition, we announced an agreement to acquire a 70% ownership interest in IOI Loders Croklaan, which will create a leading solutions provider in business to business (“B2B”) oils while also accelerating the growth of our value-added oils business. We continued to improve the efficiency and performance of our milling operations in the Sugar and Bioenergy segment. Additionally, we launched a Global Competitiveness Program to improve our cost position and deliver increased value to shareholders.

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
Agribusiness
Overview—Our Agribusiness segment is an integrated, global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biodiesel industries, through a global network of facilities. Our footprint is well balanced, with approximately 33% of our processing capacity located in South America, 27% in North America, 25% in Europe and 15% in Asia-Pacific.
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
Financial Services and Activities—We also offer various financial services, principally trade structured finance and financial risk management services for customers and other third parties. Our trade structured finance operations leverage our international trade flows to generate trade finance derived liquidity in emerging markets for customers and other third parties. Our financial risk management services include structuring and marketing risk management products to enable agricultural producers and end users of commodities to manage their commodity price risk exposures. Through our Financial Services Group we also engage in proprietary trading of foreign exchange and other financial instruments. Additionally, in Brazil, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations.
Biodiesel—We own and operate biodiesel facilities in Europe and Brazil and have equity method investments in biodiesel producers in Europe and Argentina. This business is complementary to our core Agribusiness operations as in each case we supply some of the raw materials (crude vegetable oil) used in their production processes.
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
Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors include but are not limited to: The Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Group ("Louis Dreyfus"), Glencore International PLC, Wilmar International Limited and COFCO Agri Limited ("COFCO").
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
Edible Oil Products
Products—Our edible oil products include packaged and bulk oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed and canola oil that we produce in our Agribusiness segment oilseed processing operations as raw materials in this business. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have edible oil refining and packaging facilities in North America, South America, Europe and Asia-Pacific. Our edible oil products business is largely B2B focused in North America, while in Brazil, Europe and Asia-Pacific it is a mix of B2B and business to consumer ("B2C").
In September 2017, we announced the acquisition of a 70% ownership interest in IOI Loders Croklaan. This transaction will create a leading solutions provider in B2B oils, building on clear commitments to sustainability, significantly accelerating the growth of our value-added oils business by combining leading innovation and application capabilities worldwide to create a comprehensive product offering with enhanced solutions for customers. The transaction is expected to close in the first quarter of 2018, subject to regulatory approvals and other closing conditions.
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
Additionally, with the acquisitions of Ana Gyda Yhtiyaç Maddeleri ve Sanayi Ticaret A.Ş (“Ana Gyda”), a leading Turkish olive oil and seed oil producer in 2017, and a majority share in Walter Rau Neusser Öl und Fett Aktiengesellschaft ("Walter Rau Neusser"), a leading oils and fats producer in Germany in 2016, we have strengthened our product portfolio to include olive oil and we are now a significant B2B oils supplier in the Western European foodservice channel. Ana Gyda is the owner of Komili, the market leading olive oil brand in Turkey. We also supply a range of refined seed oils (sunflower and rapeseed) in bulk formats to industrial food processors who are leading brand owners in the global food industry.
In India, our brands include Dalda, Ginni and Chambal in edible oils; Dalda and Gagan in vanaspati; and Masterline in professional bakery fats. In China, our edible oil brand is Dou Wei Jia. In Asia-Pacific, we have distribution arrangements to sell and distribute packaged softseed oils and coconut oil.
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

Competition—Competition is based on a number of factors, including price, raw material procurement, distribution capabilities and cost structure, brand recognition, product quality, innovation, technical support, new product introductions, composition and nutritional value and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. In the United States and Canada, our principal competitors in the Edible Oil Products segment include ADM, Cargill, Stratas Foods LLC, Unilever NV/PLC ("Unilever") and Ventura Foods LLC. In Brazil, our principal competitors currently include ADM, Cargill, Imcopa, BRF S.A. and JBS S.A. In Europe, our principal competitors include ADM, Cargill, Unilever and various local companies in each country.
Milling Products
Products—Our Milling Products segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico, corn-based products in the United States and Mexico derived from the corn dry milling process and milled rice products in the United States and Brazil.
Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours and Gradina, and Pre-Mescla bakery premixes. Our wheat flour and bakery mix brands in Mexico include Espiga, Esponja, Francesera, Chulita, Galletera and Pastelera. Our corn milling products consist primarily of dry-milled corn meals, flours and flaking and brewer's grits, as well as soy-fortified corn meal, corn-soy blend and other similar products. As part of our corn portfolio, we also sell whole grain and fiber ingredients. In the United States, we have added ancient grains, such as quinoa and millet to our portfolio. We have also introduced a range of extruded products that include die cut pellets for the snack food industry. Additionally, we offer non-GMO products in the United States, including corn varieties. We mill and sell bulk and packaged rice in the United States and also sell branded rice in Brazil under the Primor brand.
In August 2016, we announced that we had entered into an agreement to acquire a controlling interest in Grupo Minsa, S.A.B. de C.V. ("Minsa"), a leading corn flour producer in North America, which included mills in Mexico and the United States. In November 2017, we mutually agreed with the Minsa controlling shareholders to terminate the agreement. In January 2018, we reached a new agreement to acquire two corn mills owned by Minsa in the United States.
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
Competition—Competition is based on a variety of factors, including price, raw material procurement, brand recognition, product quality, nutritional profile, dietary trends and distribution capabilities. In Brazil, our major competitors are M. Dias Branco, J.Macedo and Moinho Anaconda, as well as many small regional producers. Our major competitors in North American corn milling include Cargill, Didion Milling Company, SEMO Milling, LLC and Life Line Foods, LLC. Our major competitors in our U.S. rice milling business include ADM and Farmers' Rice Cooperative. Our major competitors in Mexico include Grupo Elizondo, Molinera de México and Grupo Trimex.
Sugar and Bioenergy
Overview—We are a leading, integrated producer of sugar and ethanol in Brazil, and a leading global trader and merchandiser of sugar. We own and operate eight sugarcane mills in Brazil, the world's largest producer and exporter of sugar. As of December 31, 2017, our mills had a total crushing capacity of approximately 22 million metric tons per year. Sugarcane, which is the raw material that we use to produce sugar and ethanol, is supplied by a combination of our own plantations and third-party farmers. Additionally, through cogeneration facilities at our sugarcane mills, we produce electricity from the burning of sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in boilers, which enables our mills to meet their energy requirements. Any surplus electricity is sold to the local grid or other large third-party users of electricity. Our trading and merchandising operations engage in marketing and selling sugar through regional marketing offices in various locations and managing the sugar price risk for our business.
As previously announced, we are in the process of separating our sugar and bioenergy business in Brazil as we continue to explore alternatives to reduce our exposure to the Brazilian sugarcane milling business. While the nature and timing of any potential outcome or transaction is uncertain and cannot be predicted, over the past three years, we have also focused on improving the efficiency and lowering the operating costs of this business, which has resulted in significantly improved results. Additionally, we have recently announced that we intend to exit from our sugar trading operations and are in discussions to sell our interest in our joint venture in Brazil to our partner.
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
Our mills are supplied with sugarcane grown on approximately 329,000 hectares of land. This land represents approximately 19,000 hectares of land that we own, 225,000 hectares of land that we manage under agricultural partnership arrangements and 85,000 hectares of land farmed by third-party farmers. In 2017, approximately 68% of our total milled sugarcane came from our owned or managed plantations and 32% was purchased from third-party suppliers. Payments under the agricultural partnership agreements and third-party supply contracts are based on a formula, which factors in the volume of sugarcane per hectare, sucrose content of the sugarcane and market prices for sugarcane, which are set by Consecana, the São Paulo state sugarcane, sugar and ethanol council.
Our sugarcane planting and harvesting processes are substantially mechanized. Mechanized harvesting does not require burning of the cane prior to harvesting, significantly reducing the environmental impact when compared to manual harvesting, and resulting in improved soil conditions.
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
Electricity—We generate electricity from burning sugarcane bagasse in our mills. As of December 31, 2017, our total installed cogeneration capacity was approximately 322 megawatts, with approximately 131 megawatts available for resale to third parties after supplying our mills' energy requirements, representing approximately 596,000 megawatt hours of electricity available for resale.
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
Other—We have a minority investment in a U.S. corn based ethanol production facility and a 50% interest in a joint venture that produces corn based ethanol in Argentina. We have a 49.9% interest in a joint venture with Corbion NV for the development and production of renewable oils and feed ingredients in Brazil.
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
Fertilizer
Overview—Through our operations in Argentina, Uruguay and Paraguay, we produce, blend and distribute a range of liquid and dry NPK fertilizers, including nitrogen-based liquid and solid phosphate fertilizers. NPK refers to nitrogen (N), phosphate (P) and potassium (K), the main components of chemical fertilizers, used for crop production primarily of soybeans, corn and wheat. Our operations in Argentina, Uruguay and Paraguay are closely linked to our grain origination activities as we supply fertilizer to producers who supply us with grain. In Brazil, our port operations are comprised by Termag, which operates as a port terminal in the Port of Santos that discharges and handles imported fertilizers for third parties and Fertimport, which provides logistics and support services. Our Brazilian grain operations also provide fertilizer to farmers through barter agreements for which they receive a commission from third parties to supply.
Products and Services—We offer a complete fertilizer portfolio, including SSP, ammonia, urea, urea-ammonium nitrate ("UAN") and ammonium thiosulfate that we produce, as well as monoammonium phosphate ("MAP"), diammonium phosphate, triple supersphosphate, UAN, ammonium sulfate and potassium chloride that we purchase from third parties and resell. In Argentina, Uruguay, and Paraguay, we market our products under the Bunge brand, as well as the Solmix brand for liquid fertilizers.
Raw Materials—Our main raw materials in this segment are concentrated phosphate rock, sulfuric acid, natural gas, ammonium nitrate and sulphur. The prices of fertilizer raw materials are typically based on international prices that reflect global supply and demand factors and global transportation and other logistics costs. Each of these fertilizer raw materials is readily available in the international market from multiple sources.
Competition—Competition is based on a number of factors, including delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, including, in some cases, customer financing terms. Our main competitors in our fertilizer operations in Argentina are ASP (Agrium), YPF, Profertil, Nidera, Yara International and Louis Dreyfus.
Global Competitiveness Program
In July 2017, Bunge announced a global competitiveness program (“GCP”) to improve its cost position and deliver increased value to shareholders. The GCP is intended to, among other things, rationalize Bunge’s cost structure and reengineer the way the company operates in order to reduce overhead costs. One of the GCP’s key objectives will be to streamline processes and consolidate back office functions to improve efficiency and scalability. See Note 2 to our consolidated financial statements.
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
Research and Development, Innovation, Patents and Licenses
Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our Food and Ingredients business, we have nine research and development centers globally dedicated to supporting product development and enhancement. Additionally, we have created a corporate venture capital unit to invest in new technologies relevant to our industries.
Our total research and development expenses were $20 million, $17 million, and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, our research and development organization consisted of 122 employees worldwide.

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
In our Food and Ingredients businesses, demand for certain of our food items may be influenced by holidays and other annual events.
We experience seasonality in our Sugar and Bioenergy segment as a result of the Brazilian sugarcane growing cycle. In the Center-South of Brazil, where most of our mills are located, the sugarcane harvesting period typically begins in late March/early April and ends in late November/early December. This creates fluctuations in our sugar and ethanol inventories, which usually peak in December to cover sales between crop harvests. These factors result in earnings being weighted towards the second half of the year. This segment is also impacted by the yield development of the sugarcane crops over the course of the crop year with sugar content reaching its highest level in the middle of the crop. As a result of the above factors, there may be significant variations in our results of operations from one quarter to another.
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
Many countries globally are using and producing biofuels as alternatives to traditional fossil fuels. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed or canola and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in the last decade in response to both periods of high fossil fuel prices and to government incentives for the production of biofuels offered in many countries, including the United States, Brazil, Argentina and several South East Asian and European countries. Furthermore, in several countries, governmental authorities are mandating biofuels use in transport fuel at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuels industry and related legislation.
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
Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions or policies related to national emission reduction plans. It is difficult to assess the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Compliance with environmental laws and regulations did not materially affect our earnings or competitive position in 2017.
Employees
As of December 31, 2017, we had approximately 31,000 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.
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

Executive Officers and Key Employees of the Company
Set forth below is certain information concerning the executive officers and key employees of the company.

Name	Position
Soren Schroder	Chief Executive Officer
Todd Bastean	President, North America
Thomas Boehlert	Executive Vice President—Chief Financial Officer
Deborah Borg	Executive Vice President—Chief Human Resources Officer
Gordon Hardie	President, Food & Ingredients
David Kabbes	Executive Vice President, Corporate Affairs and Chief Legal Officer
Pierre Mauger	President, Europe and Asia
Raul Padilla	President, South America and Sugar & Bioenergy
Brian Thomsen	President, Agribusiness
Soren Schroder, 56—Mr. Schroder has been our Chief Executive Officer since June 1, 2013. Prior to his current position, he was the Chief Executive Officer of Bunge North America since April 2010. Previously, he served as Vice President of Agribusiness for Bunge Europe since June 2006 and in a variety of agribusiness leadership roles at the company in the United States and Europe since joining Bunge in 2000. Prior to joining Bunge, he worked for over 15 years at Continental Grain and Cargill. Mr. Schroder is a member of Rabobank International's North American Agribusiness Advisory Board. He holds a bachelor's degree in Economics from Connecticut College.
Todd Bastean, 51—Mr. Bastean has served as President, North America since January 2018. Prior to that, he served as Chief Executive Officer, Bunge North America since June 2013. He started his career at Bunge in 1994 and became Chief Financial Officer of Bunge North America in 2010. Before assuming that role, he served as Vice President and General Manager of Bunge North America's Milling and Biofuels business units, and as Vice President and Chief Administrative Officer of its Grain and Milling business units. He also held positions in strategic planning and auditing. Prior to joining Bunge, he worked for KPMG Peat Marwick. Mr. Bastean holds a B.S. in Accounting from Western Illinois University.
        Thomas Boehlert, 58—Mr. Boehlert joined Bunge in January 2017. Previously, he was Chief Executive Officer, President and a Director of First Nickel Inc. from 2011 to 2015. First Nickel entered Canadian receivership in August 2015. Prior to that, he was Chief Financial Officer for Kinross Gold Corporation from 2006 to 2011 and served as Chief Financial Officer for several energy companies, including Texas Genco, Direct Energy and Sithe Energies, Inc. Previously, Mr. Boehlert spent 14 years in banking with Credit Suisse, where his focus was on the electric power, natural resources and infrastructure sectors, and where he built and headed the firm's London-based project finance business covering Europe, Africa and the Middle East. He started his career as an auditor at a KPMG predecessor firm in 1983. Mr. Boehlert is a Certified Public Accountant and holds a B.A. in Accounting from Indiana University and an M.B.A. in Finance from New York University.
Deborah Borg, 41—Ms. Borg joined Bunge in January 2016. She joined Bunge from Dow Chemical, where she served as President Dow USA, a role in which she was responsible for regional business strategy and external relationships with customers, government organizations and joint venture partners. She started her career at Dow in 2000 as Human Resources Manager for Australia / New Zealand, and went on to hold regional and business HR roles in Asia, Europe and North America. She also served as Global HR Director, Marketing and Sales, and led the Human Capital Planning and Development function for Dow focusing on talent acquisition, retention, diversity and development. Previously, Ms. Borg served in HR and talent development roles with General Motors Australia. She holds a Bachelor of Business Management in Human Resources and a Master in Training and Change Management from Victoria University, Australia.
Gordon Hardie, 54—Mr. Hardie has served as President, Food & Ingredients since January 2018. Prior to that, he served as Managing Director, Food & Ingredients since July 2011. Prior to joining Bunge, Mr. Hardie founded Morningside Partners, a corporate strategy and M&A advisory firm focused on the food and beverage industries in 2009. Prior to that, from 2003 to 2009, he led the Fresh Baking Division of Goodman Fielder Ltd, the leading producer of bakery brands in Australia and New Zealand, and held leadership roles at companies in a variety of international markets, including as Group General Manager, Marketing at Southcorp Wines; Vice President, Asia-Pacific, Middle East and Africa at Fosters Group International; and Regional Director, Americas & Asia-Pacific at Pernod Ricard. He holds a Bachelor's degree in European Language and Psychology from the National University of Ireland, University College Cork and an M.B.A. from the University College Dublin, Michael Smurfit Graduate School of Business.

David Kabbes, 55—Mr. Kabbes has served as Executive Vice President— Corporate Affairs and Chief Legal Officer since January 2018. He became General Counsel and Managing Director, Corporate Affairs in February 2015 after serving as Senior Vice President, Corporate and Legal Affairs for Bunge North America since 2000, where he oversaw the legal, government and industry affairs, communications, foreign trade support and environmental functions. Prior to joining Bunge in 2000, he was Executive Vice President, Secretary and General Counsel at Purina Mills, a corporate attorney at Koch Industries, Inc., a partner at Schiff Hardin & Waite and an associate at Thompson Coburn. He received a bachelor's degree in business from Quincy University and a law degree from the University of Illinois.
Pierre Mauger, 45—Mr. Mauger has served as President, Europe and Asia since January 2018. Prior to that he served as Chief Development Officer since September 2013, when he joined Bunge. Prior to joining Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013, overseeing client relationships with leading global companies in the commodity processing and trading, agrochemicals and fertilizer sectors, as well as with governments. Prior to that, he served as a partner in the firm's consumer goods practice. He joined McKinsey as an associate in 2000. Mr. Mauger previously worked as an auditor at Nestlé and KPMG. He holds a B.Sc. in Economics and Business Finance from Brunel University in the United Kingdom and an M.B.A. from INSEAD.
Raul Padilla, 62—Mr. Padilla has served as President, South America and President, Sugar and Bioenergy since January 2018. Prior to that he served as Chief Executive Officer of Bunge Brazil and Managing Director, Sugar and Bioenergy since 2014. Prior to that, he served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since July 2010. Prior to that, he was Chief Executive Officer of Bunge Argentina since 1999, having joined the company in 1997 as Commercial Director. Mr. Padilla has over 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.
Brian Thomsen, 51—Mr. Thomsen has served as President, Agribusiness since January 2018. Prior to that, he served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since May 2014. Previously, he served as Managing Director, Global Grains and Oilseeds Product Lines. He joined the company in 2004 as Director, Grains Product Line. Prior to Bunge, Mr. Thomsen was Managing Director, Dry Commodity Trading at Nidera, and previously served in global trading and management roles at Cargill. He started his career in 1988 at Aarhus Oil, a Danish crush and refining company, and is a graduate of the International Academy of Business in Aarhus, Denmark.
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
We face significant competition in each of our businesses and we have numerous competitors, some of which are larger and have greater financial resources than we have. Additionally, in recent years we have experienced regional Agribusiness competitors entering new geographies where previously they did not compete with us and certain customers seeking to procure certain commodities directly rather than through historical suppliers such as us. As many of the products we sell are global commodities, the markets for our products are highly price competitive and in many cases also sensitive to product substitution. To compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, developing and offering products that meet customer needs, as well as developing and maintaining appropriate market share and customer relationships. We also compete for talent in our industries, particularly commercial personnel. Additionally, we face competition from changing technologies and shifting industry practices, such as increased on farm storage of crops in several regions which allow producers to retain commodities for extended periods and increase price pressure on purchasers such as us. Competition could cause us to lose market share and talented employees, exit certain lines of business, increase marketing or other expenditures, increase our raw material costs or reduce pricing, each of which could have an adverse effect on our business and profitability.
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
For example, Brazil is currently recovering from a significant multi-year recession, and has experienced significant political uncertainty in recent years due to high profile political corruption scandals, the impeachment of the former president and upcoming general elections in 2018. The depressed and uncertain economic and political environment in Brazil has adversely affected consumer confidence levels and spending, which has led to significantly reduced demand for products in our Food and Ingredients businesses in the country. The pace of economic improvement is uncertain, and there can be no assurance that economic and political conditions will not continue to affect market and consumer confidence or deteriorate further in the near term. Additionally, a slowdown in China's economy over a prolonged period could lead to reduced demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.
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

These risks could adversely affect our operations, business strategies and operating results. Additionally, there continues to be a great deal of uncertainty regarding potential future changes in U.S. and global trade policies for companies with multinational operations like ours. As we continue to operate and expand our business globally, our success will depend, in part, on the nature and extent of any such changes and our how well we are able our ability to anticipate, respond to and effectively manage any such changes.
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
From time to time depending on market conditions, increases in prices for, among other things, food, fuel and crop inputs, such as fertilizers, may become the subject of significant discussion by governmental bodies and the public throughout the world. In some countries, this has led to the imposition of policies such as price controls, tariffs and export restrictions on agricultural commodities. Additionally, continuing efforts to change the regulation of financial markets, including the U.S. Dodd-Frank Act and European regulations, may subject large users of derivatives, such as Bunge, to extensive new oversight and regulation. Such initiatives could impose significant additional costs on us, including operating and compliance costs, and could materially affect the availability, as well as the cost and terms, of certain transactions. Future governmental policies, regulations or actions affecting our industries may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.
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
We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims and recalls; as well as government regulation, regarding matters such as food and feed safety, nutritional standards and genetically modified organisms. We are also subject to shifts in customer and consumer preferences and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. These risks could not only adversely affect our business and operating results but also our corporate reputation.
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
In Brazil, where there have been limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. At December 31, 2017 and 2016, respectively, we had approximately $817 million and $966 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.
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
As of December 31, 2017, we had $5,015 million unused and available borrowing capacity under various committed long-term credit facilities and $4,479 million in total debt. Our debt could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
In connection with the IOI Loders Croklaan acquisition, we have incurred a significant amount of additional debt to fund the acquisition. This increase in our indebtedness, coupled with the possibility of continued weak financial results as a result of adverse industry conditions generally, could result in a lowering of our credit ratings. Our credit ratings are important to our liquidity. While our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt, a reduction in our credit ratings would increase our borrowing costs and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms and impair our ability to compete effectively relative to competitors with higher credit ratings.
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
We are continually implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. Initiatives currently in process or implemented in the past several years include the rationalization of manufacturing operations globally, including the closing of facilities, the implementation of an operational improvement program in our Food and Ingredients businesses and the launch of the Global Competitiveness Program (“GCP”) announced in July 2017. The goal of the GCP is to improve our cost position and deliver increased value to shareholders by achieving $250 million of cost savings by the end of 2020. It is anticipated that aggregate total pre-tax cash charges attributable to the GCP will be in the range of approximately $200 million to $300 million, which primarily relate to severance and other employee benefit costs, and costs related to professional services. The successful design and implementation of the GCP presents significant organizational design and other challenges. We may not achieve or sustain the targeted benefits under the GCP, or we may not achieve them within our expected timetable. Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities. Additionally, the scope of the GCP will require a substantial amount of management and operational resources to implement it effectively. These and related demands on our resources may divert the company’s attention from our ongoing business operations, which could also impact our competitive position.
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
Our information technology systems, some of which are dependent on services provided by third parties, provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance information and other information and processes necessary to operate and manage our business. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. While we have implemented security measures and disaster recovery plans designed to protect the security and continuity of our networks and critical systems, these measures may not adequately prevent adverse events such as breaches or failures from occurring or mitigate their severity if they do occur. If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations and produce financial reports, as well as significant costs and lost business opportunities until they are remediated. We may also be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, potential regulatory penalties and damage to our reputation. These impacts may adversely impact our business, results of operations and financial condition, as well as our competitive position.
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
Additionally, changes in tax laws could materially impact our tax rate and the monetization of recoverable tax assets (indirect tax credits). Furthermore, the recent efforts in corporate tax transparency by the Organization of Economic Cooperation and Development ("OECD") resulting in additional mandated disclosures will likely cause additional scrutiny on the Company's tax positions and potentially increased tax liabilities.
Changes in tax laws and policies could also impact supplier and customer behaviors, resulting in impacts to our financial results. For example, the recent tax reform legislation in the United States contains a provision favoring sales of commodities to agricultural cooperatives. If not amended, this new provision could result in competitive disadvantages to grain companies such as us and lead to reduced gross margins. We are currently evaluating commercial and other measures to respond to the new law.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
The following tables provide information on our principal operating facilities as of December 31, 2017.
Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	145,697	15,474,260
Food and Ingredients	81,744	1,878,322
Sugar and Bioenergy	121,353	734,458
Fertilizer	6,408	878,283
Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	80,665	6,185,966
South America	191,564	9,438,694
Europe	54,456	2,360,397
Asia-Pacific	28,517	980,267
Agribusiness
In our Agribusiness segment, we have 182 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 52 oilseed processing plants globally. We have 39 merchandising and distribution offices throughout the world.
Food and Ingredients
In our Food and Ingredients businesses, we have 112 refining, packaging and milling facilities throughout the world. We also have 105 commodity storage facilities globally that are located close to food and ingredient locations. In addition, to facilitate distribution in Brazil, we operate eight distribution centers.
Sugar and Bioenergy
In our Sugar and Bioenergy segment, we have eight sugarcane mills, all of which are located in Brazil within close proximity to sugarcane production areas. We also manage land through agricultural partnership agreements for the cultivation of sugarcane as described under "Item 1. Business—Sugar and Bioenergy."
Fertilizer
In our Fertilizer segment, we operate three fertilizer processing and blending plants in Argentina and fertilizer ports in Brazil and Argentina.

Other
Our corporate headquarters in White Plains, New York, occupies approximately 66,300 square feet of space under a lease that expires in June 2025. We also own or lease other office space for our operations worldwide.
We believe that our facilities are adequate to address our operational requirements.
Item 3.    Legal Proceedings
We are subject to various legal proceedings and risks globally in the course of our business, including claims, suits, and government investigations involving competition, tax, labor and employment, commercial disputes and other matters. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provisions for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments. We do not expect the outcome of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims and it is possible that a resolution of one or more such proceedings could result in judgments, awards, fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Notes 14 and 21 to our consolidated financial statements included as part of this Annual Report on Form 10-K. Additionally, we are a party to a large number of labor and civil claims relating to our Brazilian operations. We have reserved an aggregate of $85 million and $75 million for labor and civil claims, respectively, as of December 31, 2017. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 112 million Brazilian reais (approximately $34 million as of December 31, 2017) related to a legacy environmental claim in Brazil.
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

(US$)	High	Low
2018
First quarter (to February 16, 2018)	$82.55	$67.99
2017
Fourth quarter	$72.49	$65.15
Third quarter	80.59	69.46
Second quarter	83.22	67.04
First quarter	82.07	67.81
2016
Fourth quarter	$73.61	$58.64
Third quarter	66.21	57.76
Second quarter	67.77	55.62
First quarter	66.82	47.79

(b)	Approximate Number of Holders of Common Stock

To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2017, we had 140,646,829 common shares outstanding, which were held by approximately 75 registered holders.

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
We paid quarterly dividends on our common shares of $0.42 per share in the first two quarters of 2017 and $0.46 per share in the last two quarters of 2017. We paid quarterly dividends on our common shares of $0.38 per share in the first two quarters of 2016 and $0.42 per share in the last two quarters of 2016. On December 7, 2017, we declared a regular quarterly cash dividend of $0.46 per share payable on March 2, 2018 to shareholders of record on February 16, 2018.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2017, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	7,923,264	(2)	$71.88	(3)	3,946,961	(4)

(1)	Includes our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, Equity Incentive Plan, Non-Employee Directors' Equity Incentive Plan and 2017 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 4,896,000 common shares, performance-based restricted stock unit awards outstanding as to 1,029,616 common shares and 2,690 vested and deferred restricted stock units outstanding (including, for all restricted and deferred restricted stock unit awards outstanding, dividend equivalents payable in common shares) under our 2009 Equity Incentive Plan. This number also includes non-statutory stock options outstanding as to 1,320,570 common shares under our 2016 Equity Incentive Plan and 18,511 and 655,877 unvested restricted stock units under our 2017 Non-Employee Directors' Equity Incentive Plan and 2016 Equity Incentive Plan, respectively. Dividend equivalent payments that are credited to each participant's account are paid in our common shares at the time an award is settled. Vested deferred restricted stock units are paid at the time the applicable deferral period lapses.

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

(4)
Includes dividend equivalents payable in common shares. Shares available under our 2016 Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our 2016 Equity Incentive Plan provides that the maximum number of common shares issuable under the plan is 5,800,000, subject to adjustment in accordance with the terms of the plan. This number also includes shares available for future issuance under our 2017 Non-Employee Directors' Equity Incentive Plan. Our 2017 Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 120,000, subject to adjustment in accordance with the terms of the plan. No additional awards may be granted under the Equity Incentive Plan and the Non-Employee Directors' Equity Incentive Plan.

(e) Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2012 through the quarter ended December 31, 2017. The graph sets the beginning value of our common shares and the Indices at $100, and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

(f)	Purchases of Equity Securities by Registrant and Affiliated Purchasers
In May 2015, we established a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the year ended December 31, 2017. Total repurchases under the program from its inception in May 2015 through December 31, 2017 were 4,707,440 shares for $300 million. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.
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
Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected historical financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements and related notes. Activities of the Fertilizer segment reported in continuing operations include our port operations in Brazil, our fertilizer production operations in Argentina and our 50% equity interest in the Morocco joint venture through the date of its sale in December 2013.

	Year Ended December 31,
(US$ in millions)	2017	2016	2015	2014	2013
Consolidated Statements of Income Data:
Net sales	$45,794	$42,679	$43,455	$57,161	$61,347
Cost of goods sold	(44,030)	(40,269)	(40,762)	(54,540)	(58,587)
Gross profit	1,764	2,410	2,693	2,621	2,760
Selling, general and administrative expenses	(1,445)	(1,286)	(1,435)	(1,691)	(1,559)
Interest income	38	51	43	87	76
Interest expense	(263)	(234)	(258)	(347)	(363)
Foreign currency gains (losses)	95	(8)	(8)	47	53
Other income (expense)—net	49	12	(18)	17	44
Gain on disposition of equity interests and sale of assets	9	122	47	—	3
Equity investment impairments	(17)	(59)	—	—	—
Goodwill and intangible impairments	—	(12)	(13)	—	—
Income from continuing operations before income tax	230	996	1,051	734	1,014
Income tax (expense) benefit	(56)	(220)	(296)	(249)	(904)
Income from continuing operations	174	776	755	485	110
Income (loss) from discontinued operations, net of tax	—	(9)	35	32	97
Net income	174	767	790	517	207
Net loss (income) attributable to noncontrolling interests	(14)	(22)	1	(2)	99
Net income attributable to Bunge	160	745	791	515	306
Convertible preference share dividends and other obligations	(34)	(36)	(53)	(48)	(76)
Net income available to Bunge common shareholders	$126	$709	$738	$467	$230

	Year ended December 31,
(US$, except outstanding share data)	2017	2016	2015	2014	2013
Per Share Data:
Earnings per common share—basic
Net income (loss) from continuing operations	$0.90	$5.13	$4.90	$2.98	$0.91
Net income (loss) from discontinued operations	—	(0.06)	0.24	0.22	0.66
Net income (loss) to Bunge common shareholders	$0.90	$5.07	$5.14	$3.20	$1.57
Earnings per common share—diluted
Net income (loss) from continuing operations	$0.89	$5.07	$4.84	$2.96	$0.90
Net income (loss) from discontinued operations	—	(0.06)	0.23	0.21	0.65
Net income (loss) to Bunge common shareholders	$0.89	$5.01	$5.07	$3.17	$1.55
Cash dividends declared per common share	$1.80	$1.64	$1.48	$1.32	$1.17
Weighted-average common shares outstanding—basic	140,365,549	139,845,124	143,671,546	146,209,508	147,204,082
Weighted-average common shares outstanding—diluted	141,265,077	148,226,475	152,238,967	147,230,778	148,257,309

	Year Ended December 31,
(US$ in millions)	2017	2016	2015	2014	2013
Consolidated Cash Flow Data:
Cash provided by (used for) operating activities	$1,006	$1,904	$610	$1,399	$2,225
Cash provided by (used for) investing activities	(1,162)	(926)	(802)	(685)	(429)
Cash provided by (used for) financing activities	(180)	(488)	360	(1,058)	(1,565)

	December 31,
(US$ in millions)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Cash and cash equivalents	$601	$934	$411	$362	$742
Inventories(1)	5,074	4,773	4,466	5,554	5,796
Working capital(2)	4,188	3,408	3,576	4,377	5,237
Total assets	18,871	19,188	17,914	21,425	26,771
Short-term debt, including current portion of long-term debt	319	1,195	1,517	1,002	1,465
Long-term debt	4,160	3,069	2,926	2,848	3,169
Convertible perpetual preference shares(3)	690	690	690	690	690
Common shares and additional paid-in-capital	5,227	5,144	5,106	5,054	4,968
Total equity	$7,357	7,343	6,652	8,690	10,088

	Year ended December 31,
(in millions of metric tons)	2017	2016	2015	2014	2013
Other Data:
Volumes:
Agribusiness	142.9	134.6	134.1	138.7	137.4
Edible Oil Products	7.7	7.0	6.8	6.9	7.0
Milling Products	4.5	4.5	4.2	4.5	4.0
Total Food and Ingredients	12.2	11.5	11.0	11.4	11.0
Sugar and Bioenergy	9.4	8.8	10.4	9.7	10.3
Fertilizer	1.3	1.3	1.0	1.1	1.0
_______________________________________________________________________________

(1)
Included in inventories were readily marketable inventories of $4,056 million, $3,855 million, $3,666 million, $4,409 million and $4,600 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)	Working capital is calculated as current assets less current liabilities.

(3)
Bunge has 6,899,700 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.1693 Bunge Limited common shares (8,067,819 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.

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
Agribusiness
In the Agribusiness segment, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our oilseed processing operations is also impacted by volumes procured, processed and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting and selling decisions, plant diseases, governmental policies, and agricultural sector economic conditions. Reported volumes in this segment primarily reflect (i) grains and oilseeds originated from farmers, cooperatives or other aggregators and from which "origination margins" are earned; (ii) oilseeds processed in our oilseed processing facilities and from which "crushing margins" are earned- representing the margin from the industrial separation of the oilseed into its protein meal and vegetable oil components, both of which are separate commodity products; and (iii) third party sales of grains, oilseeds and related commodity products merchandised through our distribution businesses and from which "distribution margins" are earned. The foregoing subsegment volumes may overlap as they produce separate margin capture opportunities. For example, oilseeds procured in our
South American grain origination activities may be processed in our oilseed processing facilities in Asia-Pacific and will be reflected at both points within the segment. As such, these reported volumes do not represent solely volumes of net sales to third-parties, but rather where margin is earned, appropriately reflecting their contribution to our global network's capacity utilization and profitability.

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
Food and Ingredients
In the Food and Ingredients businesses, which consist of our Edible Oil Products and Milling Products segments, our operating results are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita incomes, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the Edible Oil Products and Milling Products segments are largely sourced at market prices from our Agribusiness segment. Reported volumes in these segments reflect third-party sales of our finished products and, as such, include the sales of products derived from raw materials sourced from the Agribusiness segment as well as from third-parties. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Sugar and Bioenergy
The Sugar and Bioenergy segment is an integrated business which primarily includes the procurement and growing of sugarcane and the production of sugar, ethanol and electricity in our eight mills in Brazil, global sugar trading and merchandising activities, and investment interests in affiliates.

Profitability in this segment is affected by the availability and quality of sugarcane, which impacts our capacity utilization rates and the amount of sugar that can be extracted from the sugarcane, and by market prices of sugarcane, sugar and ethanol. Availability and quality of sugarcane is affected by many factors, including weather, geographical factors such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the yield decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five to seven consecutive harvests, depending on location. We own and/or have partnership agreements to manage farmland on which we grow and harvest sugarcane. We also purchase sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the São Paulo state sugarcane, sugar and ethanol council, and are based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for our products is affected by such factors as changes in global or regional economic conditions, the financial condition of customers and customer access to credit, worldwide consumption of food products, population growth rates, changes in per capita incomes and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane. We expect that these factors will continue to affect supply and demand for our sugar and bioenergy products in the foreseeable future. Reported volumes in this segment reflect third-party sales of sugar and ethanol.
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

In addition to these industry related factors which impact our business areas, our results of operations in all business areas and segments are affected by the following factors:
Foreign Currency Exchange Rates
Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is a currency other than the U.S. dollar, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (quarter and year-to-date) and also affect comparisons between those reported periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of other comprehensive income (loss). Included in accumulated other comprehensive income for the years ended

December 31, 2017, 2016, and 2015 were foreign currency net translation gains (losses) of $187 million, $709 million and $(2,546) million, respectively, resulting from the translation of our foreign subsidiaries' assets and liabilities.

Additionally, we record transaction gains or losses on monetary assets and liabilities that are not denominated in the functional currency of the entity. These amounts are remeasured into their respective functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the entity's statement of income and, therefore, in our consolidated statements of income as foreign currency gains (losses).

We primarily use a combination of equity and intercompany loans to finance our subsidiaries. Intercompany loans that are of a long-term investment nature with no intention of repayment in the foreseeable future are considered permanently invested and as such are treated as analogous to equity for accounting purposes. As a result, any foreign currency translation gains or losses on such permanently invested intercompany loans are reported in accumulated other comprehensive income (loss) in our consolidated balance sheets. In contrast, foreign currency translation gains or losses on intercompany loans that are not of a permanent nature are recorded in our consolidated statements of income as foreign currency gains (losses).
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
Results of Operations
2017 Overview
For the year ended December 31, 2017, net income attributable to Bunge decreased by $585 million to $160 million from $745 million in 2016. This decrease resulted primarily from a decrease in total segment EBIT of $707 million, particularly in Agribusiness, as described below, and was partially offset by decreases in income tax expense and losses from discontinued operations. Interest income decreased by $13 million to $38 million in 2017 compared to $51 million in 2016, primarily related to lower average cash and cash equivalents balances. Interest expense increased $29 million to $263 million in 2017 from $234 million in 2016, primarily due to higher average debt balances, higher variable interest rates, and an increase in the duration of our debt portfolio.
Income tax expense was $56 million in 2017, compared to income tax expense of $220 million in 2016. The effective tax rate for 2017 was 24% compared to 22% 2016.  The higher tax rate in 2017 was primarily due to certain discrete items.
Total segment EBIT of $436 million in 2017 decreased from $1,143 million in 2016. EBIT for 2017 included $55 million of severance, employee benefit and other program costs related to our Global Competitiveness Program (“GCP”), $35 million of severance and other employee benefit costs related to other industrial initiatives, $22 million of restructuring charges in our industrial sugar operations in Brazil, and $16 million of indirect tax credits in our industrial sugar operations in Brazil. In addition, EBIT included $20 million of asset impairment charges in Asia-Pacific and Europe relating to feedmill and port assets, $17 million of impairment charges related to our palm oil affiliate in Indonesia and our renewable oils affiliate in Brazil, and impairment charges of $7 million of intangible assets. EBIT also included $9 million of gains on the disposition of equity interests in Brazil and $9 million of acquisition fees. EBIT for 2016 included $120 million of gains on the disposition of equity interests in port and transshipment operations in Brazil and an oilseed crush facility in Vietnam and a $14 million gain related to a wheat export tax contingency settlement. In addition, 2016 total segment EBIT included impairment charges of $44 million and $15 million relating to equity investments in Brazil and Asia-Pacific, respectively, impairment charges of $12 million of intangible assets, $9 million of asset impairment charges in our fertilizer operations in Argentina, a provision of $8 million for long-term receivables in Brazil and $3 million of restructuring charges in our industrial sugar operations in Brazil.
Agribusiness Segment EBIT decreased by $619 million primarily driven by our grain origination business which was impacted by weaker margins, slow farmer selling, strong competition and take-or-pay logistics commitments in South America and weaker results in our soybean processing facilities in most regions. Contributing to lower EBIT were severance, employee benefit and other program costs related to our GCP and impairment charges.
Edible Oil Products Segment EBIT increased $14 million to $126 million in 2017 from $112 million in 2016. Increases to gross profit from acquisitions in Europe and Argentina and increased volumes in Asia-Pacific were partially offset by program costs related to our GCP and acquisition costs.

Milling Products Segment EBIT decreased by $68 million to $63 million in 2017 driven primarily by continued weak economic conditions and lower demand for higher value wheat products in Brazil and Mexico. Additionally, 2016 EBIT benefitted from the recovery of $14 million in Brazilian wheat import taxes.
Sugar and Bioenergy Segment EBIT decreased by $8 million. Our sugarcane milling, trading and merchandising operations were impacted by lower sugar and ethanol prices. Included in EBIT were employee severance costs and restructuring charges of $22 million related to our sugar milling operations, offset by $16 million of indirect tax credits. Included in EBIT in 2016 was $44 million of impairment charges related to our renewable oils affiliate in Brazil.
Fertilizer Segment EBIT decreased $26 million primarily due to lower margins in Argentina and the reversal of a natural gas tariff reserve of $11 million that benefitted 2016. Also, included in 2017 EBIT were $13 million of severance and employee benefit costs related to the closure of three fertilizer production lines in one of our plants in Argentina.
Segment Results
Bunge has five reportable segments-Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer-which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer, and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the manufacturing and marketing of products derived from vegetable oils. The Milling Products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment involves sugarcane growing and milling in Brazil, sugar and ethanol trading and merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The Fertilizer segment includes the activities of our port operations in Brazil and Argentina and blending and distribution operations in Argentina.

A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
Volume (in thousands of metric tons):
Agribusiness	142,855	134,605	134,136
Edible Oil Products	7,731	6,989	6,831
Milling Products	4,460	4,498	4,199
Sugar and Bioenergy	9,389	8,847	10,440
Fertilizer	1,329	1,272	979
Net sales:
Agribusiness	$31,741	$30,061	$31,267
Edible Oil Products	8,018	6,859	6,698
Milling Products	1,575	1,647	1,609
Sugar and Bioenergy	4,054	3,709	3,495
Fertilizer	406	403	386
Total	$45,794	$42,679	$43,455
Cost of goods sold:
Agribusiness	$(30,809)	$(28,571)	$(29,409)
Edible Oil Products	(7,519)	(6,420)	(6,294)
Milling Products	(1,366)	(1,378)	(1,372)
Sugar and Bioenergy	(3,955)	(3,550)	(3,331)
Fertilizer	(381)	(350)	(356)
Total	$(44,030)	$(40,269)	$(40,762)
Gross profit (loss):
Agribusiness	$932	$1,490	$1,858
Edible Oil Products	499	439	404
Milling Products	209	269	237
Sugar and Bioenergy	99	159	164
Fertilizer	25	53	30
Total	$1,764	$2,410	$2,693
Selling, general & administrative expenses:
Agribusiness	$(810)	$(706)	$(851)
Edible Oil Products	(362)	(320)	(328)
Milling Products	(139)	(127)	(123)
Sugar and Bioenergy	(115)	(112)	(109)
Fertilizer	(19)	(21)	(24)
Total	$(1,445)	$(1,286)	$(1,435)
Foreign currency gain (loss):
Agribusiness	$85	$(7)	$67
Edible Oil Products	3	(1)	—
Milling Products	(3)	(7)	(8)
Sugar and Bioenergy	11	9	(68)
Fertilizer	(1)	(2)	1
Total	$95	$(8)	$(8)

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
EBIT attributable to noncontrolling interests:(1)
Agribusiness	$(9)	$(21)	$(9)
Edible Oil Products	(8)	(13)	(8)
Milling Products	—	—	—
Sugar and Bioenergy	—	—	—
Fertilizer	(2)	(2)	(1)
Total	$(19)	$(36)	$(18)
Other income (expense):
Agribusiness	$62	$24	$(3)
Edible Oil Products	(6)	7	4
Milling Products	(4)	(4)	(3)
Sugar and Bioenergy	(3)	(16)	(15)
Fertilizer	—	1	(1)
Total	$49	$12	$(18)

Gain on disposition of equity interests and sale of assets—Agribusiness	$9	$122	$47
Equity investment impairment—Agribusiness	$(13)	$(15)	$—
Intangible asset impairment—Agribusiness	$—	$(12)	$—
Goodwill impairment—Edible Oil Products	$—	$—	$(13)
Equity investment impairment—Sugar and Bioenergy	$(4)	$(44)	$—
Segment EBIT:(1)
Agribusiness	$256	$875	$1,108
Edible Oil Products	126	112	59
Milling Products	63	131	103
Sugar and Bioenergy	(12)	(4)	(27)
Fertilizer	3	29	5
Total	$436	$1,143	$1,248
Depreciation, depletion and amortization:
Agribusiness	$(267)	$(236)	$(234)
Edible Oil Products	(105)	(94)	(90)
Milling Products	(61)	(62)	(46)
Sugar and Bioenergy	(164)	(143)	(160)
Fertilizer	(12)	(12)	(15)
Total	$(609)	$(547)	$(545)

Net income attributable to Bunge	$160	$745	$791

(1)
We refer to our earnings before interest and taxes in each of our segments as "Segment EBIT". Total Segment EBIT is an operating performance measure used by Bunge's management to evaluate its segments' operating activities. Total segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Bunge's management believes segment EBIT is a useful measure of its segments' operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge's industries. Total segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income attributable to Bunge or any other measure of consolidated operating results under U.S. GAAP.

A reconciliation of net income attributable to Bunge to Total Segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
Net income attributable to Bunge	$160	$745	$791
Interest income	(38)	(51)	(43)
Interest expense	263	234	258
Income tax expense	56	220	296
(Income) loss from discontinued operations	—	9	(35)
Noncontrolling interests' share of interest and tax	(5)	(14)	(19)
Total segment EBIT	$436	$1,143	$1,248
2017 Compared to 2016
Net Income Attributable to Bunge— For the year ended December 31, 2017, net income attributable to Bunge decreased by $585 million to $160 million from $745 million in 2016. This decrease resulted primarily from a decrease in total segment EBIT of $707 million, particularly in Agribusiness, partially offset by decreases in losses from discontinued operations and income tax expense.
Income Tax Expense— In the year ended December 31, 2017, income tax expense was $56 million compared to income tax expense of $220 million in 2016. The effective tax rate for 2017 was 24% compared to 22% for 2016. The higher tax rate in 2017 was primarily due to an income tax charge recognized in the U.S. from newly enacted tax reform of $60 million, an income tax charge due to a tax rate change in Argentina for $6 million and a valuation allowance recognized in Europe for $26 million. This was partly offset by an income tax benefit of $32 million for a favorable resolution of income tax matters in Asia-Pacific, an income tax benefit of $17 million related to a prior year tax election in South America, and the release of a valuation allowance in Asia-Pacific for $6 million. The 2016 effective tax rate of 22% was driven primarily by certain discrete items including an income tax benefit of $60 million recorded for a change in estimate resulting from a tax election for North America, a release of valuation allowance for Sugar entities of $19 million, and an income tax benefit of $11 million recorded for income tax refund claims in Europe, partially offset by an income tax charge of $56 million recorded for an uncertain tax position related to Asia-Pacific. Excluding the effect of these discrete items noted above, our effective tax rate for 2017, and 2016 was 8% and 26%, respectively. The reduction in the effective tax rate from 2016 to 2017, after taking into account the discrete tax items noted above, is primarily attributable to favorable earnings mix on a lower base of pretax income and due to other net favorable discrete items, recognized primarily in the fourth quarter of 2017.
On December 22, 2017, H.R. 1, commonly known as the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into U.S. law. We recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, our financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete, and our financial results reflect provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. Pursuant to SAB 118, adjustments to the provisional amounts recorded by us as of December 31, 2017, that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to the tax expense from continuing operations in the period the amounts are determined.
Agribusiness Segment— Agribusiness segment net sales increased by 6% to $31.7 billion in 2017, compared to $30.1 billion in 2016, aligned with the overall volumes increase of 6% compared to 2016. Higher volumes in Brazil due to larger soybean and corn crops, increased crush volumes in Europe due to our new crush plant in Ukraine which started operations in the second quarter of 2016, and the acquisition of two oilseed crushing facilities in Western Europe in the first quarter of 2017 led to the increase in net sales compared to 2016.
Cost of goods sold increased by 8%, aligned with the increases in volumes noted above. In addition, cost of goods sold for 2017, was impacted by $16 million of impairment charges of long-lived assets in Asia-Pacific and Europe, $12 million of severance and other employee benefit costs related to our industrial productivity initiatives, higher industrial costs and depreciation from the recent acquisitions in Europe and a 9% appreciation of the Brazilian real against the U.S. dollar in 2017 compared to 2016.

Gross profit decreased to $932 million in 2017, from $1.5 billion in 2016, primarily driven by lower margins in our grain origination, oilseed processing and trading and distribution businesses from slow farmer selling, reduced demand for soybean meal, strong competition, fewer risk management opportunities and severance and employee benefit costs related to industrial productivity initiatives.

SG&A expenses increased $104 million to $810 million in 2017, which represented a 15% increase from $706 million in the same period last year. This increase included $37 million of GCP costs, related primarily to severance and other employee benefit costs, added general and administrative expenses in Europe related to new acquisitions and a 9% appreciation of the Brazilian real against the U.S. dollar in 2016. Additionally, there was a $17 million credit adjustment in Brazil, $7 million of impairment charges, primarily of intangible assets related to patents, and $7 million of transaction related costs associated with the acquisition of two oilseed processing facilities in Europe.

Foreign currency results in 2017 were gains of $85 million, compared to losses of $7 million in 2016. These results were primarily driven by gains on U.S. dollar-denominated loans to fund operations and foreign currency gains realized due to the appreciation of the Chinese renminbi in our oilseed processing business in Asia.

Other income (expenses) - net was income of $62 million in 2017, compared to income of $24 million in 2016. Results for the year ended 2017 included income earned in our Financial Services Group, offset by a $13 million impairment of our palm oil affiliate in Indonesia. Results for the year ended 2016 included impairment and restructuring charges of $27 million on our palm oil affiliate in Indonesia and intangible assets related to aquaculture and other patents.
Segment EBIT decreased by $619 million primarily driven by our grain origination business, which was impacted by weaker margins, primarily due to slow farmer selling, strong competition and logistics commitments in South America and weaker results in our soybean processing facilities in most regions. Also, contributing to lower EBIT were severance, employee benefit and other program costs related to our Global Competitiveness Program (“GCP”), impairment charges, transaction costs related to the acquisition of two oilseed crushing facilities in Western Europe and the increase of general and administrative expenses for recent acquisitions.
Edible Oil Products Segment— Edible oil products segment net sales increased by 17% in 2017 to $8.0 billion, compared to $6.9 billion in 2016, resulting primarily from an 11% increase in volumes, driven by our acquisitions of two edible oil production facilities in Europe, the recent acquisition of an edible oil production facility in Argentina and increased volumes in Asia-Pacific and Brazil.
Cost of goods sold in 2017 increased 17% compared to 2016, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisitions in Europe and Argentina and increased volumes in Asia-Pacific and Brazil compared to 2016. Additionally, 2017 included $6 million of severance and employee benefit costs related to industrial productivity initiatives.

Gross profit in 2017 increased to $499 million compared to $439 million in 2016. The increase was primarily driven by stronger margins in Brazil and increases in volumes in Europe from our recent acquisitions, offset in part by severance and other employee benefit costs and lower refining and packaging margins in the U.S.

SG&A expenses increased by 13% to $362 million in 2017 compared with $320 million in the same period a year ago. The increase includes severance and other employee benefit costs of $10 million related to our GCP and acquisition related costs of $9 million. Additionally, there were increased general and administrative expenses associated with our recent acquisitions.

Foreign currency results in 2017 were income of $3 million, compared to loss of $1 million in 2016 related to foreign currency gains on debt and derivative instruments and hedges.

Other income (expenses) - net was expense of $6 million in 2017, compared to income of $7 million in 2016. Included in Other income (expenses) - net in 2016 is an $11 million gain recorded on the disposition of assets in Europe.

Segment EBIT increased to $126 million in 2017, up from $112 million in 2016, primarily from higher margins and volumes in our Brazil business and increased volumes due to acquisitions in Argentina and Europe, partially offset by severance and other employee benefit costs related to our GCP and industrial productivity initiatives and acquisition related costs of $9 million.

Milling Products Segment— Milling products segment net sales decreased 4% to $1.6 billion in 2017. Higher volumes in the U.S. were primarily offset by weak macro-economic conditions and pressure from the record wheat crop in Brazil compared to 2016.
Cost of goods sold were $1.4 billion in 2017, aligned with 2016. Cost of goods sold in 2017 was impacted by $4 million of severance and other employee benefit costs related to industrial productivity initiatives and 2016 included a recovery of $14 million in Brazilian import taxes paid in prior years.

Gross profit decreased by 22% to $209 million in 2017, down from $269 million in 2016, primarily due to increased competition and competitive pricing in Brazil that reduced margins as well as an unfavorable product mix in Mexico.

SG&A expenses increased to $139 million in 2017 from $127 million, primarily due to the 9% appreciation of the Brazilian real against the U.S. dollar compared to 2016 and employee severance and other employee benefit costs related to our GCP.
Segment EBIT decreased to $63 million in 2017 from $131 million in 2016 as a result of lower gross profit driven by continued weak economic conditions and lower demand for higher value wheat products in Brazil and Mexico and severance and other employee benefit costs related to our GCP and other industrial productivity initiatives. In addition, 2016 included a recovery of $14 million in Brazilian import taxes paid in prior years.
Sugar and Bioenergy Segment— Sugar and Bioenergy segment net sales increased to $4.1 billion in 2017 compared to $3.7 billion in the same period last year. The 9% increase in sales was primarily driven by higher sugar sales volumes in our trading and distribution business and a 9% appreciation of the Brazilian real against the U.S. dollar which positively impacted domestic sales of sugar and ethanol in Brazil when converted into U.S. dollar.
Cost of goods sold increased 11% in 2017 compared to the same period 2016, primarily due to higher sales volumes and the appreciation of the Brazilian real compared to the U.S. dollar. Results for 2017 also included $21 million of severance and restructuring charges related to our industrial operations and $16 million of indirect tax credits.

Gross profit decreased to $99 million in 2017 from the $159 million reported in 2016. Higher sales volumes and $16 million related to indirect tax credits were more than offset by lower sugar and ethanol sales prices and $21 million in severance and restructuring charges.

SG&A expenses increased by 3% to $115 million in 2017 from $112 million in the comparable period 2016, primarily due to $4 million of severance and other employee benefit costs related to our GCP and the appreciation of the Brazilian real compared to the U.S. dollar

Foreign currency results in 2017 were $11 million compared to $9 million in the same period 2016. These results relate primarily to gains on foreign currency hedges.

Other income (expenses) - net was expense of $3 million in 2017, compared to expense of $16 million in 2016 related to results in our joint venture for the production of renewable oils in Brazil.

Segment EBIT decreased to a loss $12 million in 2017 from a loss of $4 million in 2016, as higher sugar sales volumes along with foreign currency gains and indirect tax credits were more than offset by lower sugar and ethanol sales prices, $22 million in severance and restructuring charges related to our industrial operations, and $4 million of severance and other employee benefit costs related to our GCP.
Fertilizer Segment— Fertilizer segment net sales increased to $406 million in 2017, compared to $403 million in 2016, primarily due to higher volumes in our Brazil port operations compared to 2016.
Cost of goods sold in 2017 were $381 million compared to $350 million in 2016. Cost of goods sold in 2017 included $13 million of severance and other employee benefit costs related to a production facility in Argentina. In addition, 2016 included a reversal of a natural gas tariff reserve of $11 million due to an Argentine Supreme court decision.

Gross profit decreased by $28 million to $25 million in 2017, from $53 million in the comparable period 2016. The decrease was primarily driven by lower margins in Argentina from higher raw material costs and severance and other employee benefit costs.

Segment EBIT decreased by $26 million to $3 million in 2017 from $29 million in the same period a year ago, higher volumes in our Brazil port operations were more than offset by lower margins in 2017 and $13 million of severance and other employee benefit costs related to a production facility in Argentina. In addition, 2016 included a reversal of a natural gas tariff reserve of $11 million due to an Argentine Supreme court decision.

Interest—A summary of consolidated interest income and expense for the periods indicated follows:

	Year Ended December 31,
(US$ in millions)	2017	2016
Interest income	$38	$51
Interest expense	(263)	(234)

Interest income decreased by $13 million to $38 million in 2017 compared to $51 million in 2016, primarily related to lower average cash and cash equivalents balances. Interest expense increased $29 million to $263 million in 2017 from $234 million in 2016, primarily due to higher average debt balances, higher variable interest rates, and an increase in the duration of our debt portfolio.
Discontinued Operations— Income (loss) from discontinued operations (retail fertilizer business in Brazil) in 2017 was nil compared to a loss of $9 million in 2016. Recovery of bad debt provisions and interest received from customers in litigation offset ongoing administrative expenses and foreign currency losses.
2016 Compared to 2015
Net Income Attributable to Bunge—For the year ended December 31, 2016, net income attributable to Bunge of $745 million represents a decrease of $46 million from $791 million in 2015. This decline resulted primarily from a decrease in Total Segment EBIT of $105 million and reduced income from discontinued operations of $44 million, partially offset by lower income tax expenses of $76 million, lower net interest expense of $24 million and higher interest income of $8 million. Agribusiness Segment EBIT decreased by $233 million primarily due to lower gross profit driven by weaker results in our oilseed processing and grain origination businesses, trading and distribution activities and risk management contributions that were lower than the same period last year, partially offset by lower industrial and SG&A expenses. Results in 2016 benefitted from $120 million of gains on the disposition of equity interests of port and transshipment operations in Brazil and an oilseed crush facility in Vietnam and 2015 results included a $47 million gain on the sale of grain assets in Canada. The Agribusiness Segment EBIT decline was partially offset by an increase in EBIT across all other segments. Edible Oil Products Segment EBIT improved $53 million primarily due to improved results in Brazil and lower SG&A expense. Milling Products Segment EBIT improved $28 million primarily driven by increased gross profit in Brazil from stronger demand for flour in the food service industry, the contribution to results from a wheat mill acquired in the fourth quarter of 2015 and a recovery of $14 million in Brazilian wheat import taxes paid in prior years. Sugar and Bioenergy Segment EBIT improved $23 million primarily due to foreign currency gains, partly offset by restructuring and impairment charges. Fertilizer Segment EBIT improved $24 million primarily due to increased gross profit because of higher fertilizer sales in Argentina driven by higher fertilizer usage by farmers and the reversal of a gas tariff contingency from prior years totaling $11 million. Income tax expense decreased $76 million due to the effect of reduced taxable income and a lower effective tax rate in 2016 primarily due to geographical earnings mix and the net positive impact of certain income tax benefits and charges. Interest expense included the $26 million reversal of interest recorded in previous years in Brazil and Argentina. Discontinued operations results declined $44 million primarily driven by the translation impact of a stronger Brazilian real relative to the U.S. dollar in 2016.
Income Tax Expense—In the year ended December 31, 2016, income tax expense was $220 million compared to $296 million in 2015. The effective tax rate in 2016 was 22% compared to 28% in 2015. The lower effective tax rate in 2016 was primarily due to the favorable impact of refund claims in North America and Europe, along with favorable geographical earnings mix.
Agribusiness Segment—Agribusiness segment net sales decreased 4% to $30.1 billion in 2016 compared to $31.3 billion in 2015, with volumes being essentially flat. Volumes were lower in Brazil driven by reduced farmer selling and a reduced corn crop due to drought. In Asia-Pacific, volumes were lower in our oilseed processing businesses driven by weaker margins and in our trading and distribution businesses. These decreases were partially offset by higher volumes in grain origination in North America and Europe, which benefitted from larger crops and in Argentina as a result of normalized commercialization following the elimination on grain export taxes and the devaluation of the Argentine peso in December 2015.
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
Foreign currency results in 2016 were a loss of $7 million, compared to gains of $67 million in 2015. These results were related primarily to results on certain currency hedges and the movements in the Brazilian real and Argentine peso.
Gains on the disposition of grain and oilseed assets were $120 million in 2016. The disposition of a 50% ownership interest in our Terfron port and transshipment terminal in Brazil to Amaggi Exportaçao E Importaçao Ltda. ("Amaggi") resulted in a $92 million gain and $2 million related losses recorded in foreign currency results. Additionally, the disposition of a 45% interest in our Vietnam crush operations to Wilmar International Limited ("Wilmar") resulted in a gain of $30 million. In 2015, a gain of $47 million was recorded on the sale of Canadian grain assets to G3 Canada Limited (formerly the Canadian Wheat Board).
Other income (expense)-net was income of $24 million and expense of $3 million for 2016 and 2015, respectively. The improvement in other income (expense)-net was primarily due to improvements in the results of certain non-consolidated equity investments, mostly in our logistics joint venture in Brazil.
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
Segment EBIT decreased to $875 million in 2016 from $1,108 million in 2015, primarily driven by lower gross profit due to weaker crush margins that drove reduced soy processing results in the United States, Brazil and Spain, weaker softseed processing results in Europe, lower grain origination results in Brazil due to weaker farmer selling compared to a strong performance in 2015, and lower contributions from risk management. Foreign currency results reduced Segment EBIT by $74 million. The decrease was partially offset by $120 million pre-tax gains on the disposition of equity interests in Brazil and Vietnam and lower SG&A expenses. In 2015, we recorded a pre-tax gain of $47 million on the sale of certain grain assets in Canada.
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
Cost of goods sold increased slightly to $1,378 million in 2016 from $1,372 million in 2015, primarily driven by volume increase, partially offset by lower commodity prices in wheat, and net foreign currency effects on local currency industrial costs, lower energy prices in the United States and a recovery of $14 million in Brazilian wheat import taxes paid in prior years.
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
Gross profit was $159 million in 2016 compared to $164 million in 2015. In 2016, higher sugar and ethanol prices in Brazil were partly offset by lower volumes, which drove per unit increases in sugar and ethanol industrial cost. Gross profit in 2015 benefitted from the classification of currency hedge losses reported separately in foreign currency gains and losses.
SG&A expenses were $112 million in 2016, 3% higher compared to $109 million in 2015, driven by increases in local currency costs in Brazil due to higher inflation, partially offset by lower personnel costs from cost-cutting initiative. In addition the appreciation of the Brazilian real, relative to the U.S. dollar resulted in higher expense when converted into U.S. dollar.
Foreign currency results in 2016 were gains of $9 million, compared to losses of $68 million in 2015. These results were related primarily to results on certain currency hedges.
Equity investment impairment charges of $44 million in 2016 included an impairment charge of our equity investment in Solazyme Bunge Renewable Oils ("SB Oils"), our joint venture that operates a commercial-scale algae oils facility adjacent to our Moema sugarcane mill in Brazil.
Segment EBIT improved by $23 million to a loss of $4 million in 2016, compared to a loss of $27 million in 2015 primarily due to improved results in our industrial operations and foreign currency gains on certain currency hedges partially offset by impairment of $44 million in SB Oils.

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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.67 and 1.44 at December 31, 2017 and 2016, respectively.
Cash and Cash Equivalents—Cash and cash equivalents were $601 million at December 31, 2017 and $934 million at December 31, 2016. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short-term deposits with highly rated financial institutions and in U.S. government securities.
Readily Marketable Inventories ("RMI")—RMI are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, wheat, and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $3,865 million at December 31, 2017 and $3,593 million at December 31, 2016. Of these amounts $2,694 million and $2,523 million were attributable to merchandising activities at December 31, 2017 and December 31, 2016, respectively. RMI at fair value in the aggregate amount of $115 million and $123 million at December 31, 2017 and December 31, 2016, respectively, were included in our Edible Oil Products segment inventories. The Sugar and Bioenergy segment included RMI of $76 million and $139 million at December 31, 2017 and December 31, 2016, respectively. Of these amounts, $73 million and $134 million were attributable to merchandising activities at December 31, 2017 and December 31, 2016, respectively.
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
Revolving Credit Facilities—At December 31, 2017, we had $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which all was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2017	December 31, 2017	December 31, 2016

Commercial Paper	2019	$600	$—	$—
Long-Term Revolving Credit Facilities (1)	2019 - 2022	4,415	—	—
Total		$5,015	$—	$—

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

On December 12, 2017, Bunge entered into an amendment agreement to its unsecured $1,750 million Amended and Restated Revolving Credit Facility, dated as of March 17, 2014 and amended as of August 10, 2015 (the “Revolving Credit Facility”). The amendment agreement extends the maturity date of the Revolving Credit Facility to December 12, 2020. The amendment agreement also lowers the range of margin applicable to Bunge’s borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of Bunge's senior long-term unsecured debt. Amounts under the Revolving Credit Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the Revolving Credit Facility at a rate of 35% of the margin specified above, based on the credit ratings of Bunge’s senior long-term unsecured debt. Bunge also will pay a fee that will vary from 0.10% to 0.40% based on the utilization of the Revolving Credit Facility. Bunge may from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments in an amount not to exceed $250 million pursuant to an accordion provision. Bunge has the option to request an extension of the maturity date of the Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such extension request. Bunge had no borrowings outstanding at December 31, 2017 under the Revolving Credit Facility.
On September 6, 2017, Bunge entered into an amendment agreement to its unsecured $865 million Amended and Restated Credit Agreement, dated as of June 17, 2014 (the “Credit Agreement”). The amendment agreement extends the maturity date of the Credit Agreement to September 6, 2022. The amendment agreement also lowers the range of margin applicable to Bunge’s borrowings under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of Bunge's senior long-term unsecured debt. Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the Credit Agreement at rates ranging from 0.125% to 0.275%, based on the credit ratings of Bunge’s senior long-term unsecured debt. Bunge had no borrowings outstanding at December 31, 2017 under the Credit Agreement.
We had no borrowings outstanding at December 31, 2017 under our three-year unsecured bilateral revolving credit facilities (the “Facilities”) totaling $700 million, which are maturing at various dates in June and September, 2019. Borrowings under these Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.40% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.
We had no borrowings outstanding at December 31, 2017 under our $1,100 million five-year unsecured syndicated revolving credit agreement (the ‘‘Revolving Credit Agreement’’) with certain lenders party thereto, maturing November 20, 2019. Borrowings under the Revolving Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Revolving Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At December 31, 2017, no borrowings were outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2017 there were no borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt—Our short and long-term debt increased by $215 million at December 31, 2017 from December 31, 2016, primarily due to an increase in working capital requirements in the latter part of the year. For the year ended December 31, 2017, our average short and long-term debt outstanding was approximately $5,455 million compared to approximately $5,201 million for the year ended December 31, 2016, primarily due to higher average working capital financing requirements, driven by higher average global commodity prices. Our long-term debt outstanding balance was $4,175 million at December 31, 2017 compared to $4,007 million at December 31, 2016. The following table summarizes our short-term debt activity at December 31, 2017.

(US$ in millions)	Outstanding Balance at December 31, 2017	Weighted Average Interest Rate at December 31, 2017 (1)	Highest Balance Outstanding During 2017 (1)	Average Balance During 2017 (1)	Weighted Average Interest Rate During 2017 (1)
Bank Borrowings	$304	9.84%	$1,450	$880	4.09%
Commercial Paper	—	—	595	252	1.28%
Total	$304	9.84%	$2,045	$1,132	3.47%

(1)
Includes $179 million of local currency borrowings in certain Central and Eastern European, South American, South African and Asia-Pacific countries at a weighted average interest rate of 15.03% as of December 31, 2017.

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

The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2017	2016
Short-term debt: (1)
Short-term debt (2)	$304	$257
Current portion of long-term debt	15	938
Total short-term debt	319	1,195
Long-term debt:
Term loan due 2019—three-month Yen LIBOR plus 0.75% (Tranche A)	253	243
Term loan due 2019—fixed Yen interest rate of 0.96% (Tranche B)	53	51
Term loan due 2019—three-month LIBOR plus 1.30% (Tranche C)	85	85
5.90% Senior Notes due 2017	—	250
3.20% Senior Notes due 2017	—	600
8.50% Senior Notes due 2019	599	600
3.50% Senior Notes due 2020	497	497
3.00% Senior Notes due 2022	396	—
1.85% Senior Notes due 2023—Euro	960	843
3.25% Senior Notes due 2026	694	694
3.75% Senior Notes due 2027	593	—
Other	45	144
Subtotal	4,175	4,007
Less: Current portion of long-term debt	(15)	(938)
Total long-term debt (3)	4,160	3,069
Total debt	$4,479	$4,264

(1)	Includes secured debt of $5 million and $7 million at December 31, 2017 and December 31, 2016, respectively.

(2)
Includes $179 million and $148 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 15.03% and 13.63% as of December 31, 2017 and December 31, 2016, respectively.

(3)	Includes secured debt of $24 million and $34 million at December 31, 2017 and December 31, 2016, respectively.
Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2017 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB	Stable
Moody's	P-1	Baa2	Negative
Fitch	F1	BBB	Negative

(1)	Short-term rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2017.

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
At December 31, 2017 and 2016, $810 million and $628 million, respectively, of receivables sold under the Program were derecognized from our consolidated balance sheets. Proceeds received in cash related to transfers of receivables under the Program totaled $9,734 million and $9,197 million for the years ended December 31, 2017 and 2016, respectively. In addition, cash collections from customers on receivables previously sold were $9,659 million and $9,176 million for the years ended December 31, 2017 and 2016, respectively. As this is a revolving facility, cash collections from customers are reinvested to fund new receivable sales. Gross receivables sold under the Program for the years ended December 31, 2017 and 2016 were $10,022 million and $9,405 million, respectively. These sales resulted in discounts of $9 million for the year ended December 31, 2017, $6 million for the year ended December 31, 2016 and $5 million for the year ended December 31, 2015, which were included in SG&A in the consolidated statements of income. Servicing fees under the Program were not significant in any period.
Our risk of loss following the sale of the trade receivables is limited to the deferred purchase price receivable ("DPP"), which at December 31, 2017 and 2016 had a fair value of $107 million and $87 million, respectively, and is included in other current assets in our consolidated balance sheets (see Note 18 to our consolidated financial statements). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2017, 2016 and 2015 were insignificant. We have reflected all cash flows under the Program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2017 and 2016.
Interest Rate Swap Agreements—We may use interest rate swaps as hedging instruments and record the swaps at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates.
Equity—Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2017	2016
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,226	5,143
Retained earnings	8,081	8,208
Accumulated other comprehensive income	(5,930)	(5,978)
Treasury shares, at cost (2017 and 2016—12,882,313)	(920)	(920)
Total Bunge shareholders' equity	7,148	7,144
Noncontrolling interests	209	199
Total equity	$7,357	$7,343
Total Bunge shareholders' equity increased to $7,148 million at December 31, 2017 from $7,144 million at December 31, 2016. Net income attributable to Bunge for the year ended December 31, 2017 of $160 million and cumulative translation gains of $187 million were offset mainly by dividends paid to common and preferred shareholders of $247 million and $34 million, respectively.
Noncontrolling interest increased to $209 million at December 31, 2017 from $199 million at December 31, 2016 primarily due to income attributable to our noncontrolling interest entities and the effects of currency translation, partially offset by dividends paid to non-controlling interest holders.
At December 31, 2017, we had 6,899,700 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.1693 Bunge Limited common shares, based on the conversion price of $85.5238 per share, subject to certain additional anti-dilution adjustments (which represents 8,067,819 Bunge Limited common shares at December 31, 2017). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
2017 Compared to 2016—In 2017, our cash and cash equivalents decreased by $333 million, compared to an increase of $523 million in 2016.
Cash provided by our operating activities was $1,006 million for the year ended December 31, 2017 compared to $1,904 million for the year ended December 31, 2016. Net cash inflows from operating activities was lower for the year ended December 31, 2017, primarily due to lower net income, including adjustments for non-cash items, and increased working capital needs compared to the year ended December 31, 2016.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar denominated assets. The functional currency of our operating subsidiaries is generally the local currency. In addition, certain of our U.S. dollar functional operating subsidiaries outside the United States are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollars at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign currency gains or losses. For the years ended December 31, 2017 and December 31, 2016, we recorded foreign currency losses of $21 million and losses of $80 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "Foreign currency loss (gain) on debt" in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore, have no impact on cash flows from operations.
Cash used for investing activities was $1,162 million for the year ended December 31, 2017 compared to $926 million for the year ended December 31, 2016. During 2017, payments made for capital expenditures of $662 million were primarily related to the upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business, the expansion of a crushing facility in Brazil and the upgrade of our crush facility in Italy. In addition, we acquired two oilseed processing plants in the Netherlands and France for $318 million, an edible oils business in Argentina for $26 million and an olive oil and seed oil producer in Turkey for $23 million, net of cash acquired. We had cash outflows related to settlements of net investment hedges of $20 million in the year ended December 31, 2017, primarily driven by the appreciation of the Brazilian real relative to the US dollar in 2017. Proceeds from and payments for investments included primarily purchases and sales of short-term investments. During 2017, investments in affiliates included additional investments primarily in our G3, SB Oils and Tapajos joint ventures, as well as the acquisition of a non-controlling stake in Agricola Alvorada, a Brazilian agribusiness company. During 2016, $784 million of capital expenditures were primarily related to replanting of sugarcane and maintenance and improvements for our industrial sugar business in Brazil, upgrade and expansion of an export terminal in the United States, construction of a wheat milling facility in Brazil, the expansion of a port facility in Ukraine and the construction of oilseed processing plants in Ukraine and Asia-Pacific. In addition, we acquired a controlling interest in Walter Rau Neusser, a vegetable oil blends producer for large-scale commercial customers, based in Germany, for $34 million. In the year ended December 31, 2016, we had cash outflows related to settlements of net investment hedges of $375 million. Proceeds from and payments for investments included primarily purchases and sales of certain marketable securities and other short term investments. Investments in affiliates in 2016 included additional investments in SB Oils and G3.
Cash used for financing activities was $180 million in the year ended December 31, 2017, compared to $488 million for the year ended December 31, 2016. Dividends paid to our common shareholders, holders of our convertible preference shares and non-controlling interests were $297 million and $282 million for the years ended December 31, 2017 and 2016, respectively. In connection with our common share repurchase program, in 2017, we did not repurchase common shares and in 2016, we purchased 3,296,230 of our common shares at a cost of $200 million.

2016 Compared to 2015—In 2016, our cash and cash equivalents increased by $523 million. For the year ended December 31, 2015, our cash and cash equivalents increased by $49 million.
Cash provided by our operating activities was $1,904 million for the year ended December 31, 2016 compared to $610 million for the year ended December 31, 2015. Net cash inflows from operating activities for the years ended December 31, 2016 and 2015, were principally due to net income, including adjustments for non-cash items, and a decrease in the use of cash for net operating assets and liabilities. In 2016, higher prices for sugar and the soybean complex, together with essentially flat volumes resulted in higher working capital needs, however this was more than offset by initiatives to reduce working capital and an appreciation of the Brazilian real relative to the U.S. dollar, which mostly impacted trade accounts payable in our Brazilian operations. In 2015, the increase in net operating assets and liabilities was primarily due to increases in secured advances to farmers in South America, who were motivated to sell their record level crops as the Brazilian real and Argentine peso depreciated relative to the U.S. dollar. For the years ended December 31, 2016 and December 31, 2015, we recorded foreign currency losses of $80 million and gains of $213 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "foreign currency loss (gain) on debt" in our consolidated statements of cash flows.
Cash used for investing activities was $926 million for the year ended December 31, 2016 compared to $802 million for the year ended December 31, 2015. During 2016, payments made for capital expenditures of $784 million, compared to $649 million during 2015, were primarily related to replanting of sugarcane and maintenance and improvements for our industrial sugar business in Brazil, upgrade and expansion of an export terminal in the United States, construction of a wheat milling facility in Brazil, the expansion of a port facility in Ukraine and the construction of oilseed processing plants in Ukraine and Asia-Pacific. In addition, we acquired, for $34 million, Walter Rau Neusser, a vegetable oil blends producer for large-scale commercial customers, based in Germany. In the year ended December 31, 2015, we paid $347 million for the acquisitions of businesses, net of cash acquired. In the year ended December 31, 2016, we had cash outflows related to settlements of net investment hedges of $375 million, primarily driven by the appreciation of the Brazilian real relative to the US dollar in 2016, compared to cash inflows of $203 million in the year ended December 31, 2015. Proceeds from disposition of investment in affiliates included $145 million and $33 million for the disposition of equity interests of operations in Brazil and Vietnam, respectively. In addition, we sold 10% of our minority share in G3 Global Holdings GP Inc. ("G3") for net proceeds of $37 million to our joint venture partner, Saudi Agricultural and Livestock Investment Company (or SALIC). Proceeds from and payments for investments for both years 2016 and 2015 included primarily purchases and sales of certain marketable securities and other short term investments. Investments in affiliates in 2016 included additional investments in SB Oils, our joint venture with TerraVia Holdings Inc. to produce renewable oils in Brazil and G3.
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
Brazilian Farmer Credit
Background—We advance collateralized funds to counter parties (farmers and crop resellers), primarily in Brazil, to secure mostly soybean origination for our soybean processing facilities. These activities are generally intended to be short-term in nature. The ability of our counter parties (farmers and crop resellers) to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields. As a result, these arrangements are typically secured, including by a farmer's crop and, in many cases, land and other assets. In the event of counter party default, we generally initiate legal proceedings to recover the defaulted amounts. However, the legal recovery process through the judicial system is a long-term process, generally spanning a number of years. Additionally, we may seek to renegotiate certain terms of our contract with the defaulting supplier in order to accelerate recovery of amounts owed.
Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2016 to December 31, 2017, the Brazilian real depreciated by approximately 1.5%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.
We periodically evaluate the collectability of our farmer receivables and record allowances if we determine that collection is doubtful. We base our determination of the allowance on analyses of credit quality of individual accounts, considering also the economic and financial condition of the farming industry and other market conditions as well as the value of any collateral related to amounts owed. We continuously review defaulted farmer receivables for impairment on an individual account basis. We consider all accounts in legal collections processes to be defaulted and past due. For such accounts, we determine the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell. For all renegotiated accounts (current and past due), we consider changes in farm economic conditions and other market conditions, our historical experience related to renegotiated accounts and the fair value of collateral in determining the allowance for doubtful accounts.
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
Interest earned on secured advances to suppliers of $44 million, $38 million and $38 million for the years ended December 31, 2017, 2016 and 2015, respectively, is included in net sales in the consolidated statements of income.
The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Notes 6 and 12 of the notes to our consolidated financial statements for more information.

	December 31,
(US$ in millions)	2017	2016
Prepaid commodity contracts	$216	$189
Secured advances to suppliers (current)	406	593
Total (current)	622	782
Commodities not yet priced(1)	(46)	(26)
Net	576	756
Secured advances to suppliers (non-current)	195	184
Total (current and non-current)	771	940
Allowance for uncollectible amounts (current and non-current)	$(65)	$(53)

(1)	Commodities delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2017 and December 31, 2016, respectively.
Capital Expenditures
Our cash payments made for capital expenditures were $662 million, $784 million and $649 million for the years ended December 31, 2017, 2016 and 2015, respectively. We intend to make capital expenditures of approximately $650 million in 2018. Our priorities for 2018 capital expenditures are growth, maintenance, compliance and productivity projects first (where we expect to use approximately 80% of our funds allocated to capital expenditures), followed by projects related to sugar planting and associated maintenance. We intend to fund these capital expenditures primarily with cash flows from operations.
Off-Balance Sheet Arrangements
Guarantees
We have issued or were party to the following guarantees at December 31, 2017:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$215
Residual value guarantee (3)	269
Total	$484

(1)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2017 through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2017, we recorded no obligation related to these guarantees.

(2)
We issued guarantees to certain third parties related to performance of our unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2017, we recorded no obligation related to these guarantees.

(3)
We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At December 31, 2017, our recorded obligation related to these guarantees was $2 million.

We have provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
In addition, we have provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, our subsidiaries. At December 31, 2017, our consolidated balance sheet includes debt with a carrying amount of $4,249 million related to these guarantees. This debt includes the senior notes issued by three of our 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. There are largely no restrictions on the ability of Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.
Contractual Obligations
The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2018	2019 - 2020	2021 - 2022	2023 and thereafter
Short-term debt	$304	$304	$—	$—	$—
Long-term debt(1)	4,225	18	1,526	422	2,259
Variable interest rate obligations	10	5	5	—	—
Interest obligations on fixed rate debt	706	148	212	148	198
Non-cancelable lease obligations(2)	874	205	392	170	107
Capital commitments	38	36	2	—	—
Freight supply agreements(3)	708	230	190	169	119
Inventory purchase commitments	20	20	—	—	—
Power supply purchase commitments	96	83	13	—	—
Total contractual cash obligations(4)(5)	$6,981	$1,049	$2,340	$909	$2,683

(1)	Excludes components of long-term debt attributable to fair value hedge accounting of $31 million and deferred financing fees and unamortized premiums of $19 million.

(2)	Represents future minimum payments under non-cancelable leases with initial or remaining terms of one year or more.

(3)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. Payments to be received by us under such re-let agreements are anticipated to be approximately $15 million in 2018. These agreements range from two months to approximately seven years in the case of ocean freight vessels and 5 to 9 years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(4)
Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2017, Bunge had tax liabilities of $106 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 to our consolidated financial statements.

(5)
Does not include obligations for pension and postretirement benefits for which we expect to make employer contributions of $22 million in 2018. We also expect to make a significant contribution to our plans in future years.

In addition, we have entered into partnership agreements for the production of sugarcane. These agreements have an average remaining life of four years and cover approximately 225,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane, sugar and ethanol council. During the years ended December 31, 2017, 2016 and 2015, Bunge made payments related to these agreements of $105 million, $89 million and $75 million, respectively, for advances on future production. $69 million, $64 million and $50 million were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, respectively.
Employee Benefit Plans
We expect to contribute $15 million to our defined benefit pension plans and $7 million to our postretirement healthcare benefit plans in 2018.
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

Inventories and Derivatives
We use derivative instruments for the purpose of managing the exposures associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We are exposed to loss in the event of non-performance by counterparties to certain of these contracts. The risk of non-performance is routinely monitored and adjustments recorded, if necessary, to account for potential non-performance. Different assumptions, changes in economic circumstances or the deterioration of the financial condition of the counterparties to these derivative instruments could result in additional fair value adjustments and changes in expense reflected in cost of goods sold, foreign currency or interest expense. We did not have significant valuation adjustments relating to non-performance by counterparties at December 31, 2017 or 2016.
Our RMI, forward purchase and sale contracts on RMI, and exchange traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs. We estimate fair values of commodity inventories and forward purchase and sale contracts on these inventories based on exchange-quoted prices, adjusted for differences in local markets. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and cost of goods sold could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, unrealized gains and losses on derivative contracts and cost of goods sold could differ.
Recoverable Taxes
We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of fixed assets, raw materials and taxable services and other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2017 and 2016, the allowance for recoverable taxes was $39 million and $35 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
Property, Plant and Equipment and Other Finite-Lived Intangible Assets
Long-lived assets include property, plant and equipment and other finite-lived intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the undiscounted projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges. We recorded impairment charges of $25 million for the year ended December 31, 2017 primarily related to the impairment of feedmills in China, a port in Poland and various machinery and equipment in Brazil.
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
We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The calculation of our uncertain tax positions involves uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2017 and 2016, we had recorded uncertain tax positions of $106 million and $130 million, respectively, in our consolidated balance sheets. For additional information on income taxes, please refer to Note 14 of the consolidated financial statements.
As a result of the recent U.S. tax reform legislation, we recorded provisional income tax expense associated with the deemed repatriation of earnings in our Canadian and Mexican subsidiaries. We are awaiting further guidance from the U.S. tax authorities on aspects of calculating the appropriate expense. In addition, we are evaluating the potential future impacts of the Global Intangible Low-Taxed Income (“GILTI”) provision before making an election on accounting for potential temporary differences. As we finalize the computations later in 2018 and await future guidance from the taxing authorities, there could be a material adjustment in the accrued tax liability.
New Accounting Pronouncements
See Note 1—Nature of Business, Basis of Presentation, and Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
As a result of our global operating and financing activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations but exposure limits are centrally set and monitored, operating under a global governance framework. We have a corporate risk management group which analyzes and monitors various risk exposures globally. Additionally, our Board of Directors' Finance and Risk Policy Committee oversees our global market risk governance framework, including risk management policies and limits.
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
Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and OTC and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available or utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$685	$(69)	$1,207	$(121)
Lowest daily aggregated position value	(711)	(71)	(682)	(68)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2017 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign currency gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in other comprehensive income (loss) are foreign currency losses of $16 million and $257 million for the years ended December 31, 2017 and 2016, respectively, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2017, was $4,640 million with a carrying value of $4,479 million.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at December 31, 2017 would result in a decrease of approximately $72 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2017 would cause an increase of approximately $72 million in the fair value of our debt.
A hypothetical 1% change in LIBOR would result in a change of approximately $28 million in our interest expense on our variable rate debt at December 31, 2017. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.
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
We recognized gains of approximately nil, $3 million and $9 million, respectively, as a reduction of interest expense in the consolidated statements of income, related to the amortization of deferred gains on termination of interest rate swap agreements for the years ended December 31, 2017, 2016 and 2015.
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
Ocean Freight Derivatives—We use derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of our current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives are recorded in earnings.
Energy Derivatives—We use derivative instruments for various purposes including to manage our exposure to volatility in energy costs. Our operations use substantial amounts of energy, including natural gas, coal and fuel oil, including bunker fuel.
Equity Derivatives - We use derivative instruments over equity indices to manage our exposure to broader macroeconomic fundamentals. From time to time, Bunge may utilize such derivative instruments where it perceives broader macroeconomic factors are unduly influencing the supply and demand fundamentals for agricultural commodities and products.
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
As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited
Opinion on Internal Control over Financial Reporting
        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 23, 2018 expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2018

Item 9B.    Other Information
None.
PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2017 Annual General Meeting of Shareholders.
Item 10.    Directors, Executive Officers, and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2018 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Board Meetings and Committees—Audit Committee," "Corporate Governance—Board Composition and Independence," "Audit Committee Report," "Corporate Governance—Corporate Governance Guidelines and Code of Conduct" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business—Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.
Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2018 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2018 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2018 Annual General Meeting of Shareholders under the captions "Corporate Governance—Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2018 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
See "Index to Exhibits" set forth below.

Exhibit Number	Description
3.1	Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2	Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
3.3	Bye-laws, amended and restated as of May 25, 2016 (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)
4.1	Form of Common Share Certificate (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
4.2	Certificate of Designation of 4.875% Cumulative Convertible Perpetual Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.3	Form of 4.875% Cumulative Convertible Perpetual Preference Share Certificate (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
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
10.5
Eighth Amended and Restated Guaranty, dated as of November 20, 2014, by Bunge Limited, as Guarantor, to Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, in its capacity as the letter of credit agent under the Letter of Credit Reimbursement Agreement for the benefit of the Letter of Credit Banks, JPMorgan Chase Bank, N.A., in its capacity as the administrative agent under the Liquidity Agreement, for the benefit of the Liquidity Banks and The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as collateral agent under the Security Agreement and as trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)

10.6
Revolving Credit Agreement, dated as of November 20, 2014, among Bunge Limited Finance Corp., as Borrower, Citibank, N.A., as Syndication Agent, BNP Paribas and The Bank of Tokyo Mitsubishi UFJ, Ltd., as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)

10.7
Guaranty, dated as of November 20, 2014, by Bunge Limited, as Guarantor, to JPMorgan Chase Bank, N.A., as administrative agent under the Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on November 24, 2014)

10.8
Credit Agreement, dated September 6, 2017, among Bunge Limited Finance Corp., as Borrower, CoBank ACB, as Administrative Agent and Lead Arranger, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on September 7, 2017)

10.9
Guaranty, dated as of September 6, 2017, between Bunge Limited, as Guarantor, and CoBank ACB, as Administrative Agent (incorporated by reference from the Registrant’s Form 8-K filed on September 7, 2017)

Exhibit Number		Description
10.10
Facility Agreement, dated as of December 12, 2017, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., BNP Paribas, Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC and ING Bank N.V., as Arrangers, ABN AMRO Bank N.V., as Agent and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 12, 2017)

10.11
Guaranty, dated as of December 12, 2017, by Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent under the Facility Agreement (incorporated by reference from the Registrant’s Form 8-K filed on December 12, 2017)

10.12
Eighth Amendment to and Restatement of the Receivables Transfer Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A. (f/k/a Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)

10.13
Ninth Amendment to the Receivables Transfer Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)

10.14
Tenth Amendment to the Receivables Transfer Agreement, dated October 11, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)

10.15	*
Eleventh Amendment to the Receivables Transfer Agreement, dated May 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider

10.16	*
Twelfth Amendment to the Receivables Transfer Agreement, dated October 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider

10.17
Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's form 10-K filed on February 28, 2017)

10.18
Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.19
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.20
Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

++10.21
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
10.22
First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.23
Second Amendment to the U.S. Receivables Purchase Agreement, dated June 30, 2016, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Koninklijke Bunge B.V., as Seller Agent, Bunge North America Capital, Inc., as the Buyer, and Coöperatieve Rabobank U.A., as Administrative Agent

++10.24
U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.25
First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.26		Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.27		Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.28		Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 11, 2014)
10.29		Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.30		Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.31
Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)

10.32		Bunge Limited 2016 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 15, 2016)
10.33		Form of Global Stock Option Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.34
Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to pro rata vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)

10.35
Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to cliff vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)

10.36		Form of Global Performance Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.37		Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.38
Form of Deferred Restricted Stock Unit Award Agreement (effective as of 2007) under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)

10.39		Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2007 Non-Employee Directors' Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2010)
10.40		Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 13, 2017)
10.41	*	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan
10.42		Bunge Limited Deferred Compensation Plan for Non-Employee Directors (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.43		Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)

Exhibit Number		Description
10.44		Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.45		Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.46		Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.47		Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.48		Description of Non-Employee Directors' Compensation (effective as of January 1, 2014)
10.49		Offer Letter, dated as of June 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.50		Offer Letter, dated as of September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.51		Employment Agreement, dated as of February 6, 2013, between Bunge Limited and Soren Schroder (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
10.52		Offer Letter, dated as of April 11, 2014 for Brian Thomsen (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.53		Offer Letter, dated as of December 7, 2016, for Thomas Boehlert (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.54		Form of Executive Change of Control Agreement (incorporated by reference from the Registrant’s Form 10-Q filed November 1, 2017)
12.1	*	Computation of Ratio of Earnings to Fixed Charges
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101	*
The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts

*	Filed herewith.
++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2015
Allowances for doubtful accounts(a)	$247	64	(47)	(54)	(c)	$210
Allowances for secured advances to suppliers	$61	11	(21)	(9)		$42
Allowances for recoverable taxes	$43	7	(16)	(2)		$32
Income tax valuation allowances	$1,078	44	(324)	—		$798
FOR THE YEAR ENDED DECEMBER 31, 2016
Allowances for doubtful accounts(a)	$210	45	15	(58)	(c)	$212
Allowances for secured advances to suppliers	$42	1	9	(2)		$50
Allowances for recoverable taxes	$32	162	1	(160)		$35
Income tax valuation allowances	$798	(44)	85	—		$839
FOR THE YEAR ENDED DECEMBER 31, 2017
Allowances for doubtful accounts(a)	$212	42	(1)	(70)	(c)	$183
Allowances for secured advances to suppliers	$50	20	—	(5)		$65
Allowances for recoverable taxes	$35	12	(1)	(7)		$39
Income tax valuation allowances	$839	43	18	—		$900

(a)	This includes an allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)	This consists primarily of foreign currency translation adjustments.

(c)	Such amounts include write-offs of uncollectible accounts and recoveries.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited
Opinion on the Financial Statements
        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2018
We have served as the Company's auditor since 2002.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$45,794	$42,679	$43,455
Cost of goods sold	(44,030)	(40,269)	(40,762)
Gross profit	1,764	2,410	2,693
Selling, general and administrative expenses	(1,445)	(1,286)	(1,435)
Interest income	38	51	43
Interest expense	(263)	(234)	(258)
Foreign currency gains (losses)	95	(8)	(8)
Other income (expense)—net	49	12	(18)
Gain on disposition of equity interests/subsidiaries and sale of assets	9	122	47
Equity investment impairments	(17)	(59)	—
Goodwill and intangible impairments	—	(12)	(13)
Income (loss) from continuing operations before income tax	230	996	1,051
Income tax (expense) benefit	(56)	(220)	(296)
Income (loss) from continuing operations	174	776	755
Income (loss) from discontinued operations, net of tax	—	(9)	35
Net income (loss)	174	767	790
Net (income) loss attributable to noncontrolling interests	(14)	(22)	1
Net income (loss) attributable to Bunge	160	745	791
Convertible preference share dividends and other obligations	(34)	(36)	(53)
Net income (loss) available to Bunge common shareholders	$126	$709	$738
Earnings (loss) per common share—basic (Note 24)
Net income (loss) from continuing operations	$0.90	$5.13	$4.90
Net income (loss) from discontinued operations	—	(0.06)	0.24
Net income (loss) attributable to Bunge common shareholders	$0.90	$5.07	$5.14
Earnings (loss) per common share—diluted (Note 24)
Net income (loss) from continuing operations	$0.89	$5.07	$4.84
Net income (loss) from discontinued operations	—	(0.06)	0.23
Net income (loss) attributable to Bunge common shareholders	$0.89	$5.01	$5.07
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$174	$767	$790
Other comprehensive income (loss):
Foreign currency translation adjustment	203	713	(2,550)
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of $(1), nil and nil	(105)	(305)	147
Unrealized gains (losses) on investments, net of tax (expense) benefit of $(1), nil and nil	2	—	—
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $2, nil and nil	(41)	(11)	77
Pension adjustment, net of tax (expense) benefit of $(4), $4 and $1	5	(11)	20
Total other comprehensive income (loss)	64	386	(2,306)
Total comprehensive income (loss)	238	1,153	(1,516)
Less: comprehensive (income) loss attributable to noncontrolling interest	(30)	(26)	5
Total comprehensive income (loss) attributable to Bunge	$208	$1,127	$(1,511)
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$601	$934
Time deposits under trade structured finance program (Note 4)	—	64
Trade accounts receivable (less allowances of $107 and $122) (Note 18)	1,501	1,676
Inventories (Note 5)	5,074	4,773
Other current assets (Note 6)	3,227	3,645
Total current assets	10,403	11,092
Property, plant and equipment, net (Note 7)	5,310	5,099
Goodwill (Note 8)	515	373
Other intangible assets, net (Note 9)	323	336
Investments in affiliates (Note 11)	461	373
Deferred income taxes (Note 14)	516	524
Time deposits under trade structured finance program (Note 4)	315	464
Other non-current assets (Note 12)	1,028	927
Total assets	$18,871	$19,188
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 16)	$304	$257
Current portion of long-term debt (Note 17)	15	938
Letter of credit obligations under trade structured finance program (Note 4)	315	528
Trade accounts payable (includes $583 and $522 carried at fair value)	3,395	3,485
Other current liabilities (Note 13)	2,186	2,476
Total current liabilities	6,215	7,684
Long-term debt (Note 17)	4,160	3,069
Deferred income taxes (Note 14)	223	239
Other non-current liabilities	916	853
Commitments and contingencies (Note 21)
Equity (Note 23):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2017—6,899,700 shares and 2016—6,900,000 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding: 2017—140,646,829 shares, 2016—139,500,862 shares	1	1
Additional paid-in capital	5,226	5,143
Retained earnings	8,081	8,208
Accumulated other comprehensive income (loss) (Note 23)	(5,930)	(5,978)
Treasury shares, at cost—2017 and 2016—12,882,313 shares	(920)	(920)
Total Bunge shareholders' equity	7,148	7,144
Noncontrolling interests	209	199
Total equity	7,357	7,343
Total liabilities and equity	$18,871	$19,188
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$174	$767	$790
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	52	87	57
Foreign currency loss (gain) on debt	21	80	(213)
Gain on disposition of equity interests/subsidiaries and sale of assets	(9)	(122)	(47)
Bad debt expense	28	13	35
Depreciation, depletion and amortization	609	547	545
Share-based compensation expense	29	44	46
Deferred income tax expense (benefit)	(23)	126	16
Other, net	24	15	(26)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	95	(131)	(97)
Inventories	(130)	(269)	314
Secured advances to suppliers	172	38	(397)
Trade accounts payable	25	708	(88)
Advances on sales	11	36	22
Net unrealized gain (loss) on derivative contracts	105	(84)	(16)
Margin deposits	(5)	199	(154)
Recoverable and income taxes, net	(78)	(178)	(36)
Accrued liabilities	25	(148)	(7)
Marketable Securities	(128)	76	(71)
Other, net	9	100	(63)
Cash provided by (used for) operating activities	1,006	1,904	610
INVESTING ACTIVITIES
Payments made for capital expenditures	(662)	(784)	(649)
Acquisitions of businesses (net of cash acquired)	(369)	(34)	(347)
Proceeds from investments	961	802	295
Payments for investments	(944)	(553)	(235)
Settlement of net investment hedges	(20)	(375)	203
Proceeds from disposals of property, plant and equipment	16	27	13
Proceeds from sale of grain assets in Canada and investments in affiliates	—	—	88
Payments for investments in affiliates	(126)	(40)	(167)
Other, net	(18)	31	(3)
Cash provided by (used for) investing activities	(1,162)	(926)	(802)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	18	(206)	(176)
Proceeds from short-term debt with maturities greater than 90 days	248	428	713
Repayments of short-term debt with maturities greater than 90 days	(224)	(477)	(350)
Proceeds from long-term debt	9,054	10,396	9,354
Repayments of long-term debt	(9,010)	(10,080)	(8,659)
Proceeds from the exercise of options for common shares	59	—	25
Repurchases of common shares	—	(200)	(300)
Dividends paid to preference shareholders	(34)	(34)	(34)
Dividends paid to common shareholders	(247)	(223)	(207)
Dividends paid to noncontrolling interests	(16)	(25)	(8)
Capital contributions (return of capital) from noncontrolling interests, net	(5)	(10)	(13)
Acquisition of noncontrolling interest	—	(39)	—
Other, net	(23)	(18)	15
Cash provided by (used for) financing activities	(180)	(488)	360
Effect of exchange rate changes on cash and cash equivalents	3	33	(119)
Net increase (decrease) in cash and cash equivalents	(333)	523	49
Cash and cash equivalents, beginning of period	934	411	362
Cash and cash equivalents, end of period	$601	$934	$411
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2015	$37	6,900,000	$690	145,703,198	$1	$5,053	$7,180	$(4,058)	$(420)	$244	$8,690
Net income (loss)	(14)	—	—	—	—	—	791	—	—	(1)	790
Accretion of noncontrolling interests	19	—	—	—	—	(19)	—	—	—	—	(19)
Other comprehensive income (loss)	(5)	—	—	—	—	—	—	(2,302)	—	(4)	(2,306)
Dividends on common shares	—	—	—	—	—	—	(212)	—	—	—	(212)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(9)	(9)
Return of capital to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19)	(19)
Share-based compensation expense	—	—	—	—	—	46	—	—	—	—	46
Repurchase of common shares	—	—	—	(3,871,810)	—	—	—	—	(300)	—	(300)
Issuance of common shares	—	—	—	652,079	—	25	—	—	—	—	25
Balance, December 31, 2015	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652
Net income (loss)	1	—	—	—	—	—	745	—	—	22	767
Accretion of noncontrolling interests	2	—	—	—	—	(2)	—	—	—	—	(2)
Other comprehensive income (loss)	(1)	—	—	—	—	—	—	382	—	4	386
Dividends on common shares	—	—	—	—	—	—	(228)	—	—	—	(228)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(25)	(25)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(6)	(6)
Acquisition of Noncontrolling interest	(39)	—	—	—	—	(2)	—	—	—	19	17
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(26)	(26)
Share-based compensation expense	—	—	—	—	—	44	—	—	—	—	44
Repurchase of common shares	—	—	—	(3,296,230)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	313,625	—	(2)	—	—	—	—	(2)
Balance, December 31, 2016	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343
Net income (loss)		—	—	—	—	—	160	—	—	14	174
Accretion of noncontrolling interests		—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss)		—	—	—	—	—	—	48	—	16	64
Dividends on common shares	—	—	—	—	—	—	(253)	—	—	—	(253)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(5)	(5)
Acquisition of Noncontrolling interest		—	—	—	—	—	—	—	—	—	—
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	29	—	—	—	—	29
Repurchase of common shares	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	—	(300)	—	1,145,967	—	54	—	—	—	—	54
Balance, December 31, 2017	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Bunge Limited, a Bermuda holding company, together with its consolidated subsidiaries and variable interest entities ("VIEs") in which it is considered the primary beneficiary, through which its businesses are conducted (collectively "Bunge" or "the Company"), is an integrated, global Agribusiness and Food company. Bunge's common shares trade on the New York Stock Exchange under the ticker symbol "BG." Bunge operates in four principal business areas, which include five reportable segments: Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy and Fertilizer.
Agribusiness—Bunge's Agribusiness segment is an integrated, global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Bunge's agribusiness operations and assets are located in North America, South America, Europe and Asia-Pacific with merchandising and distribution offices throughout the world.
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
Sugar and Bioenergy—Bunge's Sugar and Bioenergy segment includes its global sugar merchandising and distribution activities, sugar and ethanol production in Brazil, and ethanol production investments. This segment is an integrated business involved in the growing and harvesting of sugarcane primarily from land managed through agricultural partnership agreements and additional sourcing of sugarcane from third parties to be processed at its eight mills in Brazil to produce sugar, ethanol and electricity. The Sugar and Bioenergy segment is also a merchandiser and distributor of sugar and ethanol within Brazil and a global merchandiser and distributor of sugar through its global trading offices. In addition, the segment includes investments in corn-based ethanol producers in the United States and Argentina.
Fertilizer—Bunge's Fertilizer segment operates in Argentina, Uruguay and Paraguay, where we produce, blend and distribute a range of liquid and dry NPK fertilizers, including nitrogen-based liquid and solid phosphate fertilizers. Our operations in Argentina are closely linked to our grain origination activities as we supply fertilizer to producers who supply us with grain. This segment also includes port operations in Brazil and Argentina.
Basis of Presentation—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").
Discontinued Operations—In determining whether a disposal group should be presented as discontinued operations, Bunge makes a determination of whether such a group being disposed of comprises a component of the entity, or a group of components of the entity, that represents a strategic shift that has, or will have, a major effect on the Company's operations and financial results. If these determinations are made affirmatively, the results of operations of the group being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing operations of the Company for all periods presented in the consolidated financial statements.
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
Translation of Foreign Currency Financial Statements—Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of income, comprehensive income (loss), cash flows and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).
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

commodity inventories have quoted market prices in active markets, may be sold without significant further processing, and have predictable and insignificant disposal costs. Changes in the fair values of RMI are recognized in earnings as a component of cost of goods sold.
Inventories other than RMI are stated at the lower of cost or market by inventory product class. Cost is determined using primarily the weighted-average cost method.
Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables (see Note 15).
Generally, derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. Bunge assesses at the inception of a hedge whether any derivatives designated as hedges are highly effective in offsetting changes in the hedged items and, on an ongoing basis, qualitatively monitors whether that assertion is still met. The changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified to earnings when the hedged cash flows affect earnings or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments and nonderivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. When using forward derivative contracts as hedging instruments in a net investment hedge, all changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.
Marketable Securities and Other Short-Term Investments—Bunge classifies its marketable securities and short-term investments as available-for-sale, held-to-maturity or trading. Available-for-sale securities are reported at fair value with unrealized gains (losses) included in accumulated other comprehensive income (loss). Held-to-maturity investments represent financial assets in which Bunge has the intent and ability to hold to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and therefore held for only a short period of time. Bunge values its marketable securities at fair value and monitors its held-to-maturity investments for impairment periodically, and recognizes an impairment charge when the decline in fair value of an investment is judged to be other than temporary.
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
Impairment of Property, Plant and Equipment and Finite Lived Intangible Assets—Finite lived intangible assets include primarily trademarks, customer lists, and port facility usage rights and are amortized on a straight-line basis over their contractual or legal lives (see Note 9) or their estimated useful lives where such lives are not determined by law or contract.
Bunge reviews its property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Bunge bases its evaluation of recoverability on such indicators as the nature, future economic benefits, and geographic locations of the assets, historical or future profitability measures, and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge evaluates potential impairment using undiscounted estimated future cash flows. If such undiscounted future cash flows during the asset's remaining useful life are below its carrying value, a loss is recognized for the shortfall, measured by the present value of the estimated future cash flows or by third-party appraisals. Bunge records impairments related to property, plant and equipment and finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. Any impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income (see Note 10).
Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Impairment of Investments in Affiliates—Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. (see Note 10 and 11).
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
Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $20 million, $17 million and $16 million for the years ended December 31, 2017, 2016 and 2015, respectively.
New Accounting Pronouncements—In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services. Topic 853 provides guidance for operating entities when they enter into a service concession arrangement with a public-sector grantor who both:

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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance requires an entity to apply modification accounting to share-based payment awards only if the fair value, vesting conditions, or classification of the award as equity or liability changes as a result of a change in terms or conditions of the award. The amendments in this ASU are effective for Bunge starting January 1, 2018. The amendments in the ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost should be included in the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost should be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. The standard is effective for Bunge starting January 1, 2018. Entities should apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. The guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component should be applied prospectively. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies the scope of Subtopic 610-20 on the sale or transfer of nonfinancial assets to noncustomers, including partial sales. The standard is effective for Bunge starting January 1, 2018. The new requirements may be implemented either retrospectively to each period presented in the financial statements, or retrospectively with a cumulative-effect adjustment to retained earnings at the date of initial application. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments provide that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Otherwise, to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The standard is effective for Bunge starting January 1, 2018. The new requirements should be implemented on a prospective basis. The adoption of this standard is not expected to have a material impact on Bunge’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force). Similar to ASU 2016-15 as described below, this update attempts to reduce diversity in practice and provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance will be effective for Bunge starting January 1, 2018. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory, which eliminates an exception in the current guidance prohibiting a reporting entity to recognize income taxes consequences of an intra-entity transfer of an asset other than inventory, such as transfers of intellectual property and property, plant, and equipment, until the asset has been sold to an outside party. The new guidance does not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer. ASU 2016-16 will be effective for Bunge starting January 1, 2018. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This update attempts to reduce diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new standard is effective for Bunge starting January 1, 2018. The most significant change upon adoption of this standard is expected to be the presentation of cash flows in relation to the Company’s trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which will be classified as cash inflows from investing activities, whereas today they are classified as inflows from operating activities. The deferred purchase price is generally between 10% and 15% of receivables sold. See Note 18 for additional information on our trade receivables securitization program.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses (CECL) model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The new guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the impact of this standard on its consolidated financial statements.

            In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new provisions, all lessees will report on the balance sheet a right-of-use asset and a liability for the obligation to make payments with the exception of those leases with a term of 12 months or less. The new provisions will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Bunge has established a project implementation group and is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures. Initial scoping reviews are underway, along with planning of the implementation of a new system to perform the reporting and disclosure are underway. The Company is evaluating the change to existing processes and controls.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance relating to the classification and

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for Bunge starting January 1, 2018. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.

In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606): Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB issued additional implementation guidance and practical expedients in ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to improve the guidance. The Company adopted the standard on January 1, 2018 under the modified retrospective approach, applying it only to contracts open as of that date. The impact of adopting the standard has not resulted in a change in accounting treatment for any of the Company’s revenue streams, with the exception of ocean freight voyage charter services. Under ASC 605, the Company recognized revenue and the related cost of goods sold upon loading of the goods onto the vessel, which generally coincides with receipt of payment by the customer. Under ASC 606, the revenue and the related cost of goods sold will instead be recognized over time as the voyages occur and the related expenses are incurred, respectively. As a result of this change in timing, the adoption of the standard resulted in a cumulative-effect adjustment credit to opening retained earnings that was not material.

Recently Adopted Accounting Pronouncements—In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvement to Accounting for Hedging Activities, which better aligns hedge accounting with an organization’s risk management activities in its financial statements. In addition, the ASU simplifies the application of hedge accounting guidance in areas where practice issues exist. Bunge early adopted this ASU in the fourth quarter of 2017. The adoption did not have a material impact on Bunge's consolidated financial statements.
2. GLOBAL COMPETITIVENESS PROGRAM
In July 2017, Bunge announced a comprehensive global competitiveness program to improve its cost position and deliver increased value to shareholders (the “Global Competitiveness Program”). When fully implemented, the Global Competitiveness Program is expected to reduce the Company’s overhead costs by approximately $250 million by the end of 2020. The Company identified key elements of its strategy to meet this goal, including adopting a zero-based budgeting process that will target excess costs in specific budget categories and improving efficiency and scalability by simplifying organizational structures, streamlining processes and consolidating back office functions globally. In conjunction with the Global Competitiveness Program, the Company has implemented other cost reduction and strategic initiatives to enhance the efficiency and performance of the Company’s business.

The Company has approved several initiatives under the Global Competitiveness Program, including position eliminations, the re-leveling of certain positions, simplifying its organizational structure into three regions and establishing new zero-based budgeting procedures and governance on spending categories.  As part of the Global Competitiveness Program, Bunge offered a voluntary early retirement program to certain U.S. based salaried employees. Costs associated with the early retirement program are reflected in severance and other employee benefit costs. In addition, the Company has also incurred third-party consulting fees and other costs associated with the Global Competitiveness Program.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth, by type and segment, the costs recorded for the Global Competitiveness Program and other associated initiatives during the year ended December 31, 2017:

(US$ in millions)	Severance and Other Employee Benefit Costs	Other Program Costs	Total Program Costs
Agribusiness Segment	$39	$10	$49
Edible Oils Segment	12	4	16
Milling Segment	6	1	7
Sugar and Bioenergy Segment	1	3	4
Fertilizer Segment	1	—	1
Total	$59	$18	$77
In addition to the above charges, $13 million of severance and other employee benefit costs were recorded related to other industrial productivity initiatives. For the costs recorded above, $35 million were recorded in Cost of goods sold and $55 million were recorded in Selling, general and administrative expenses.

Bunge's liability associated with the Global Competitiveness Program and other associated initiatives is primarily comprised of accruals for severance and other employee benefit costs. The following table sets forth the activity affecting the liability for severance and other employee benefit costs related to the Global Competitiveness Program and other associated initiatives, which is recorded in "Other current liabilities" on the consolidated balance sheet.

(US$ in millions)	Severance and Other Employee Benefit Costs
Balance at December 31, 2016	$—
Charges incurred	72
Cash payments	(17)
Pension liability (1)	(10)
Balance at December 31, 2017	$45

(1)        Included in severance and other employee benefit costs is approximately $10 million of additional pension expense incurred as part of the voluntary early retirement program. This amount is accrued with the total Bunge pension liability in "Other noncurrent liabilities" in the consolidated balance sheet.

In addition to the cash charges described above, the Company's restructuring initiatives may include the sale or disposal of long-lived assets and rationalization of certain investments. As Bunge continues to review its opportunities, certain charges may be recorded in earnings, including charges related to the disposal of assets or investments. For the year ended December 31, 2017, $45 million of such charges have been incurred. See Note 10 for additional details of these and other impairment charges.
3. BUSINESS ACQUISITIONS AND DISPOSTIONS
Acquisitions
On September 12, 2017, Bunge announced that it entered into a definitive agreement to acquire a 70% ownership interest in IOI Loders Croklaan ("Loders") from IOI Corporation Berhad ("IOI") for approximately $965 million, comprising €297 million and $595 million in cash. The transaction expands Bunge's value-added capabilities, reach, and scale across core geographies to establish Bunge as a global leader in B2B oil solutions. Loders' portfolio includes a full range of palm and tropical oil-derived products with strength in confectionery, bakery and infant nutrition applications. Loders serves global food industry customers in more than 100 countries around the world. The transaction is expected to close in the first quarter of 2018, subject to customary closing conditions.
On November 17, 2017, Bunge announced that it has reached an agreement with Grupo Minsa S.A.B. de C.V. ("Minsa"), a leading corn flour producer in North America, terminating the original agreement announced in August 2016 under which Bunge would have acquired a controlling interest in Minsa for approximately $311 million. Bunge and Minsa have terminated all obligations under the original agreement and signed mutual agreements releasing them from any associated liabilities.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequently, on January 30, 2018, Bunge acquired Minsa Corporation ("Minsa USA"), a wholly owned subsidiary of Minsa, for approximately $75 million. As a result of the transaction, Bunge acquired two corn mills in the United States.
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
Dispositions
On November 30, 2016, Bunge closed on the disposition of a 50% ownership interest in its Terfron port terminal Terminal Fronteira Norte Logistica S.A. ("TFN") in Brazil to Amaggi Exportaçao E Importaçao Ltda. for a total consideration in cash of approximately $145 million, which resulted in a gain of $90 million. As a result of this transaction Bunge will account for its remaining 50% interest in the TFN joint venture as an equity method investment.
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
On February 1, 2016, SALIC Canada Limited ("SALIC Canada") converted two non-interest bearing convertible promissory notes issued to SALIC by G3 of $106 million into 148,323,000 common shares of G3, increasing SALIC Canada's ownership percentage in G3 from 49% to 65% and reducing Bunge Canada's ownership in G3 from 51% to 35%. On the same day, Bunge Canada and SALIC Canada transferred all of their common shares of G3 to G3 Global Holdings Limited Partnership in exchange for additional Class A limited partnership units in G3 Global Holdings Limited Partnership. As a result, as of February 1, 2016, G3 Global Holdings Limited Partnership became the holder of all of the issued and outstanding common shares in G3. On March 30, 2016, Bunge Canada, under the G3 Global Holdings Shareholders Agreement, exercised a contractual put right and sold 10% of its common shares to SALIC Canada in exchange for $37 million so that Bunge Canada now holds 25% ownership of G3 Global Holdings Limited Partnership and SALIC Canada holds 75% ownership.
4. TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the years ended December 31, 2017 and 2016, net return from these activities were $33 million and $57 million, respectively, and were included as a reduction of cost of goods sold in the accompanying consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
The table below summarizes the assets and liabilities included in the consolidated balance sheets and the associated fair value amounts at December 31, 2017 and December 31, 2016, related to the program. The fair values approximated the carrying amount of the related financial instruments and are all Level 2 measurements (see Note 15).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(US$ in millions)	2017	2016
Current assets:
Carrying value of time deposits	$—	$64

Non-current assets:
Carrying value of time deposits	$315	$464

Current liabilities:
Carrying value of letters of credit obligations	$315	$528
As of December 31, 2017 and 2016, receivables and trade payables of $1,196 million and nil, respectively, and time deposits and LCs of $6,321 million and $5,732 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At December 31, 2017 and 2016, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.98% and 2.36%, respectively. During the years ended December 31, 2017, 2016 and 2015, total net proceeds from issuances of LCs were $8,174 million, $7,191 million and $5,563 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
5. INVENTORIES
Inventories by segment are presented below. RMI are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat, carried at fair value because of their commodity characteristics, widely available markets and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.

	December 31,
(US$ in millions)	2017	2016
Agribusiness(1)	$4,022	$3,741
Edible Oil Products(2)	458	404
Milling Products	196	167
Sugar and Bioenergy(3)	333	406
Fertilizer	65	55
Total	$5,074	$4,773

(1)
Includes RMI of $3,865 million and $3,593 million at December 31, 2017 and 2016, respectively. Of these amounts $2,694 million and $2,523 million can be attributable to merchandising activities at December 31, 2017 and 2016, respectively.

(2)	Includes RMI of bulk soybean and canola oil in the aggregate amount of $115 million and $123 million at December 31, 2017 and 2016, respectively.

(3)
Includes sugar RMI of $76 million and $139 million at December 31, 2017 and 2016, respectively. Of these amounts, $73 million and $134 million can be attributable to merchandising activities at December 31, 2017 and 2016, respectively.

6. OTHER CURRENT ASSETS
Other current assets consist of the following:

	December 31,
(US$ in millions)	2017	2016
Unrealized gains on derivative contracts, at fair value	$910	$1,327
Prepaid commodity purchase contracts (1)	282	273
Secured advances to suppliers, net (2)	412	601
Recoverable taxes, net	488	467
Margin deposits	258	251
Marketable securities, at fair value and other short-term investments	213	94
Deferred purchase price receivable, at fair value (3)	107	87
Income taxes receivable	192	181
Prepaid expenses	125	148
Other	240	216
Total	$3,227	$3,645

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or operational risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $1 million and $1 million at December 31, 2017 and December 31, 2016, respectively.

Interest earned on secured advances to suppliers of $44 million, $38 million and $38 million, for the years ended December 31, 2017, 2016 and 2015, respectively, is included in net sales in the consolidated statements of income.

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

	December 31,
(US$ in millions)	2017	2016
Foreign government securities	$145	$28
Corporate debt securities	59	57
Certificate of deposits/time deposits	—	7
Other	9	2
Total marketable securities and other short-term investments	$213	$94
As of December 31, 2017, total marketable securities and other short-term investments includes $3 million of assets classified as available for sale, $209 million as trading, and $1 million as other short-term investments. As of December 31, 2016, total marketable securities and other short-term investments includes $22 million of assets classified as available for sale, $63 million, as trading and $9 million as other short-term investments. Due to the short-term nature of these investments, carrying value approximates fair value.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2017	2016
Land	$390	$356
Biological assets	709	613
Buildings	2,116	1,934
Machinery and equipment	5,601	5,055
Furniture, fixtures and other	579	514
Construction in progress	517	765
	9,912	9,237
Less: accumulated depreciation and depletion	(4,602)	(4,138)
Total	$5,310	$5,099
Bunge capitalized expenditures of $633 million, $810 million, and $592 million during the years ended 2017, 2016 and 2015, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $6 million, $9 million, and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation and depletion expense was $580 million, $517 million and $518 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying value of goodwill by segment for the years ended December 31, 2017 and 2016 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Goodwill, gross of impairments	123	78	234	514	1	950
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)
Balance, December 31, 2015, net	121	65	231	—	1	418
Goodwill acquired	—	13	—	—	—	13
Measurement period adjustments	—	—	(76)	—	—	(76)
Tax benefit on goodwill amortization(1)	(3)	—	—	—	—	(3)
Foreign currency translation	8	—	13	—	—	21
Goodwill, gross of impairments	128	91	171	514	1	905
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)
Balance, December 31, 2016, net	126	78	168	—	1	373
Goodwill acquired(2)	103	8	—	—	—	111
Foreign currency translation	22	8	1	—	—	31
Goodwill, gross of impairments	253	107	172	514	1	1,047
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)
Balance, December 31, 2017, net	$251	$94	$169	$—	$1	$515

(1)
Bunge's Brazilian subsidiary's tax deductible goodwill is in excess of its book goodwill. For financial reporting purposes for goodwill acquired prior to 2009, the tax benefits attributable to the excess tax goodwill are first used to reduce associated goodwill to zero, prior to recognizing any income tax benefit in the consolidated statements of income.

(2)	Agribusiness goodwill relates to the 2017 acquisition of two oilseed processing plants and related operations in the Netherlands and France pursuant to an agreement with Cargill.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. OTHER INTANGIBLE ASSETS
Other intangible assets consist of the following:

	December 31,
(US$ in millions)	2017	2016
Gross carrying amount:
Trademarks/brands, finite-lived	$173	$141
Licenses	8	7
Port rights	155	156
Other	237	254
	573	558
Less accumulated amortization:
Trademarks/brands, finite-lived	(72)	(64)
Licenses	(5)	(5)
Port rights	(31)	(23)
Other	(142)	(130)
	(250)	(222)
Intangible assets, net of accumulated amortization	$323	$336
In 2017, Bunge acquired $21 million of brands and trademarks and $11 million of other intangible assets. Bunge allocated $24 million to the Edible Oils segment and $8 million to the Agribusiness segment. Finite lives of these intangibles range from 3 to 27 years.
In 2016, Bunge acquired $9 million of port rights, $4 million of brands and trademarks, and $8 million other intangible assets. Bunge allocated $12 million to the Edible Oils segment and $9 million to the Agribusiness segment. Finite lives of these intangibles range from 10 to 27 years.
Aggregate amortization expense was $29 million, $31 million and $27 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated annual future aggregate amortization expense is $27 million for 2018 through 2022.
10. IMPAIRMENTS
For the year ended December 31, 2017, Bunge recorded pre-tax, impairment charges of $52 million, of which $19 million, $16 million and $17 million are in selling, general and administrative expenses, cost of goods sold and other income (expense)—net, respectively, in its consolidated statement of income. These amounts are primarily made up of $25 million relating to the impairment of property, plant and equipment of feedmills in China, a port in Poland and various machinery and equipment in Brazil primarily in the Agribusiness segment, $17 million that relates to the impairment of two investments in affiliates in the Agribusiness and Sugar and Bioenergy segments, and $7 million that relates to an intangible asset impairment of patents. The remaining impairment amounts recorded by Bunge for the year ended December 31, 2017 were individually insignificant. The fair values of the assets were determined utilizing discounted future expected cash flows, offers from prospective buyers and market and income valuation approaches.
For the year ended December 31, 2016, Bunge recorded pre-tax, impairment charges of $87 million, of which $9 million, $6 million and $72 million are in cost of goods sold, selling, general and administrative expenses and other income (expense)—net, respectively, in its consolidated statement of income. These amounts are primarily made up of $44 million that relates to the impairment of an investment in affiliate and other investments in the Sugar and Bioenergy segment, $15 million that relates to the impairment of an investment in affiliate in the Agribusiness segment, $12 million that relates to an intangible asset impairment of aquaculture patents and $9 million that relates to a property, plant and equipment impairment of an Argentina fertilizer plant. The remaining impairment amounts recorded by Bunge for the year ended December 31, 2016 were individually insignificant. The fair values of the assets were determined utilizing discounted future expected cash flows, and in the case of the equity method investment, net market value based on broker quotes of similar assets.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2015, Bunge recorded pre-tax, non-cash impairment charges of $57 million, of which $24 million, $20 million and $13 million are included in cost of goods sold, selling, general and administrative expenses and other income (expense)—net, respectively, in its consolidated statement of income. These amounts are primarily made up of $15 million relating to the announced closure of an oil packaging plant in the United States, $14 million that relates to the impairment of an equity method investment in a freight shipping company in Europe and $13 million that relates to a pre-tax goodwill impairment charge related to the tomato products business in Brazil. The remaining impairment amounts recorded by Bunge for the year ended December 31, 2015 were individually insignificant. The fair values of the assets were determined utilizing discounted future expected cash flows, and in the case of the equity method investment, net market value based on broker quotes of similar assets.
Nonrecurring fair value measurements—The following table summarizes assets measured at fair value on a nonrecurring basis subsequent to initial recognition at December 31, 2017, 2016 and 2015, respectively. For additional information on Level 1, 2 and 3 inputs see Note 15.

(US$ in millions)		Fair Value Measurements Using
December 31, 2017	Carrying Value Year Ended	Level 1	Level 2	Level 3	Impairment Losses Year ended
Property, plant and equipment	$16	$—	$16	$—	$(25)
Investment in affiliates	$—	$—	$—	$—	$(17)
Intangibles	$—	$—	$—	$—	$(7)
Other current assets	$—	$—	$—	$—	$(2)
Other non-current assets	$1	$—	$1	$—	$—

		Fair Value Measurements Using
December 31, 2016	Carrying Value Year Ended	Level 1	Level 2	Level 3	Impairment Losses Year ended
Property, plant and equipment	$7	$—	$—	$7	$(9)
Intangibles	$—	$—	$—	$—	$(12)
Investment in affiliates and other investments	$13	$—	$—	$13	$(59)

		Fair Value Measurements Using
December 31, 2015	Carrying Value Year Ended	Level 1	Level 2	Level 3	Impairment Losses Year ended
Property, plant and equipment	$12	$—	$—	$12	$(15)
Goodwill (see Note 8)	$—	$—	$—	$—	$(13)
Investments in affiliates	$3	$—	$—	$3	$(14)
11. INVESTMENTS IN AFFILIATES
Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. Certain equity method investments at December 31, 2017 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.
Agribusiness
Agricola Alvorada S.A—Bunge has a 37% ownership interest in a grains and agricultural resale company in Brazil which strengthens its operations in this segment, leveraging its grain origination business.
Vietnam Agribusiness Holdings Ptd. Ltd.—Bunge and Wilmar International Limited ("Wilmar") formed a joint venture in 2016 in Vietnam in which Wilmar invests into Bunge's crush operations in Vietnam, creating a three-party joint venture with Bunge and Wilmar as equal 45% shareholders and Quang Dung, a leading soybean meal distributor in Vietnam, retaining its existing 10% stake in the operations.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Terminal Fronteira Norte Logística S.A.("TFN")—Bunge has a 50% ownership interest in TFN, a joint venture with Amaggi to operate a port terminal in Barcarena, Brazil. The TFN complex is mainly dedicated to exporting soybean and corn from Brazil.
Navegações Unidas Tapajós S.A. ("Tapajos")—Bunge has a 50% ownership interest in Tapajos, a joint venture with Amaggi to operate inland waterway transportation between the municipalities of Itaituba and Barcarena, Brazil. The Tapajos complex is mainly dedicated to exporting soybeans and grains from Brazil to Asia and Europe.
Terminais do Graneis do Guaruja ("TGG")—Bunge has a 57% ownership interest in TGG, a joint venture with Amaggi International Ltd. to operate a port terminal in Santos, Brazil, for the reception, storage and shipment of solid bulk cargoes.
G3 Global Holding GP Inc.—Bunge has a 25% ownership interest in G3 Global Holding GP Inc., a joint venture with SALIC that operates grain facilities in Canada.
Caiasa—Paraguay Complejo Agroindustrial Angostura S.A—Bunge has a 33.3% ownership interest in an oilseed processing facility joint venture with Louis Dreyfus Company and Aceitera General Deheza S.A. ("AGD"), in Paraguay.
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
Sugar and Bioenergy
ProMaiz—Bunge has a 50% ownership interest in a corn wet milling facility joint venture with AGD in Argentina for the manufacturing of ethanol.
Southwest Iowa Renewable Energy, LLC ("SIRE")—Bunge has a 25% ownership interest in SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near Bunge's oilseed processing facility in Council Bluffs, Iowa.
12. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2017	2016
Recoverable taxes, net (1)	$155	$139
Judicial deposits (1)	140	129
Other long-term receivables	12	23
Income taxes receivable (1)	307	261
Long-term investments	66	54
Affiliate loans receivable	24	25
Long-term receivables from farmers in Brazil, net (1)	131	133
Other	193	163
Total	$1,028	$927

(1)	These non-current assets arise primarily from Bunge's Brazilian operations and their realization could take several years.
Recoverable taxes, net—Recoverable taxes are reported net of allowances of $28 million and $32 million at December 31, 2017 and 2016, respectively.
Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending legal resolution and bear interest at the SELIC rate, which is the benchmark rate of the Brazilian central bank.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2017 and 2016 was $253 million and $235 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2017		December 31, 2016
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$98	$91	$84	$78
Renegotiated amounts (2)	25	22	36	31
For which no allowance has been provided:
Legal collection process (1)	76	—	60	—
Renegotiated amounts (2)	17	—	16	—
Other long-term receivables	28	—	46	—
Total	$244	$113	$242	$109

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2017	2016
Beginning balance	$109	$100
Bad debt provisions	19	3
Recoveries	(12)	(12)
Write-offs	(1)	(1)
Foreign currency translation	(2)	19
Ending balance	$113	$109

13. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2017	2016
Accrued liabilities	$606	$548
Unrealized losses on derivative contracts at fair value	897	1,203
Advances on sales	406	395
Other	277	330
Total	$2,186	$2,476
14. INCOME TAXES
Bunge operates globally and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities, as well as tax agreements and treaties among these jurisdictions. Bunge's tax provision is impacted by, among other factors, changes in tax laws, regulations, agreements and treaties, currency exchange rates, and Bunge's profitability in each taxing jurisdiction.
Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.
The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
United States	$21	$102	$207
Non-United States	209	894	844
Total	$230	$996	$1,051
The components of the income tax expense (benefit) are:

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
Current:
United States	$45	$(76)	$35
Non-United States	34	170	245
	79	94	280
Deferred:
United States	20	38	36
Non-United States	(43)	88	(20)
	(23)	126	16
Total	$56	$220	$296

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reconciliation of the income tax expense (benefit) if computed at the U.S. Federal income tax rate to Bunge's reported income tax expense (benefit) is as follows:

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
Income from operations before income tax	$230	$996	$1,051
Income tax rate	35%	35%	35%
Income tax expense at the U.S. Federal tax rate	80	348	368
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	(42)	(68)	(16)
Valuation allowances	43	(44)	44
Fiscal incentives(1)	(42)	(34)	(41)
Foreign exchange on monetary items	(9)	5	(5)
Tax rate changes	(62)	4	1
Non-deductible expenses	27	3	16
Uncertain tax positions	(48)	89	(14)
Deferred balance adjustments	(4)	—	(8)
Equity distributions	—	—	(64)
Transition tax	105	—	—
Tax exempt investments	(14)	(12)	—
Tax credits	(8)	(89)	—
Incremental tax on future distributions	27	—	—
Other	3	18	15
Income tax (benefit) expense	$56	$220	$296

(1)	Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$964	$944
Employee benefits	106	158
Tax credit carryforwards	13	10
Inventories	50	18
Intangibles	—	9
Accrued expenses and other	388	231
Total deferred tax assets	1,521	1,370
Less valuation allowances	(900)	(839)
Deferred tax assets, net of valuation allowance	621	531
Deferred income tax liabilities:
Property, plant and equipment	251	200
Undistributed earnings of affiliates	35	13
Investments	17	33
Intangibles	24	—
Total deferred tax liabilities	327	246
Net deferred tax assets	$294	$285

Bunge has provided a deferred tax liability totaling $35 million and $13 million as of December 31, 2017 and 2016, respectively for withholding taxes (and state income taxes) imposed on earnings expected to be repatriated in the future. As of December 31, 2017, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $285 million and accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes in the form of withholding taxes to the recipient for an amount of approximately $35 million.

At December 31, 2017, Bunge's pre-tax loss carryforwards totaled $3,507 million, of which $2,965 million have no expiration, including loss carryforwards of $2,049 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not provide for a consolidated return concept. As a result, realization of these carryforwards may take in excess of five years.
The remaining tax loss carryforwards expire at various periods beginning in 2017 through the year 2036.
Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.
As of December 31, 2017 and 2016, Bunge has recorded valuation allowances of $900 million and $839 million, respectively. The net increase of $61 million results primarily from increased valuation allowances in Europe and Brazil along with foreign currency translation.
Unrecognized Tax Benefits—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. At December 31, 2017 and 2016, respectively, Bunge had recorded unrecognized tax benefits of $99 million and $81 million in other non-current liabilities and $7 million and $49 million in current liabilities in its consolidated balance sheets. During 2017, 2016 and 2015, respectively, Bunge recognized $(9) million, $10 million and $(1) million of interest and penalty charges in income tax expense (benefit) in the consolidated statements of income. At December 31, 2017 and 2016, respectively, Bunge had included accrued interest and penalties of $27 million and

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$36 million within the related tax liability line in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2017	2016	2015
Balance at January 1,	$409	$51	$72
Additions based on tax positions related to the current year	34	9	6
Additions based on acquisitions	—	2	10
Additions based on tax positions related to prior years	13	374	1
Reductions for tax positions of prior years	(43)	—	(14)
Settlement or clarification from tax authorities	—	(1)	(6)
Expiration of statute of limitations	(32)	(9)	(5)
Foreign currency translation	40	(17)	(13)
Balance at December 31,	$421	$409	$51
Bunge believes that it is reasonably possible that approximately $95 million of its unrecognized tax benefits may be recognized by the end of 2018 as a result of a lapse of the statute of limitations or settlement with the tax authorities.
Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	2010 - 2017
South America	2006 - 2017
Europe	2005 - 2017
Asia-Pacific	2003 - 2017
As of December 31, 2017, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2014 of approximately 3,971 million Brazilian reais (approximately $1,200 million), plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of 15 million Brazilian reais (approximately $4.6 million) as of December 31, 2017.
In addition, as of December 31, 2017, Bunge's Argentine subsidiary had received income tax assessments relating to 2006 through 2009 of approximately 1,275 million Argentine pesos (approximately $68 million), plus applicable interest on the outstanding amount of approximately 3,787 million Argentine pesos (approximately $203 million). Bunge anticipates that the tax authorities will examine fiscal years 2010-2013, although no notice has been rendered to Bunge's Argentine subsidiary.
Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with exception of unrecognized tax benefit discussed above) in Brazil and Argentina and intends to vigorously defend its position against these assessments.
Bunge made cash income tax payments, net of refunds received, of $89 million, $144 million and $271 million during the years ended December 31, 2017, 2016, and 2015 respectively.
On December 22, 2017, H.R. 1, commonly known as the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into U.S. law. The Tax Act lowers the U.S. statutory corporate tax rate from 35% to 21% starting in 2018, introduces further limitations on the deductibility of interest expense, and imposes a one-time transition tax (“Transition Tax”) on deemed repatriated earnings of certain foreign subsidiaries (non-United States subsidiaries owned by Bunge U.S. affiliates). In addition, the Tax Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income (“GILTI”) and the Base-Erosion Anti-Abuse Tax (“BEAT”).
Bunge recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, our financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under ASC Topic 740 is incomplete but a reasonable estimate could be determined. Pursuant to SAB 118, adjustments to the provisional amounts recorded by us as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to the tax expense from continuing operations in the period the amounts are determined.
Bunge recognized the effects of the Tax Act as follows:

•
Rate Change - Bunge has recorded a one-time provisional deferred tax benefit of $72 million in the fourth quarter of 2017 to revalue temporary differences at the new 21% tax rate. Bunge has not finalized our computation of the impact of the rate change as we are continuing to analyze and refine our assessment of the Tax Act.

•
Transition Tax - Bunge recognized a provisional charge of $105 million in the fourth quarter related to the Transition Tax. Bunge is awaiting further guidance from the U.S. taxing authorities on aspects of calculating the Transition Tax before finalizing the calculations as well as analyzing the amount of deemed repatriated earnings. Future legislation and regulatory action by U.S. states could also impact the Transition Tax, which would be re-estimated upon enactment of such legislation or issuance of regulations.

•
GILTI - Bunge is evaluating the future impacts of GILTI before deciding the policy election to be made in connection with the accounting for GILTI. Guidance from U.S. taxing authorities on the administration of GILTI will influence Bunge's decision on accounting policy elections.

As a result of the Tax Act, Bunge is evaluating its intentions on repatriating previously taxed income and have provisionally recorded a deferred tax liability of $27 million related to withholding taxes and state taxes expected to be incurred upon repatriation of earnings to the United States. Bunge expects to finalize the provisional deferred tax liability calculations concurrently with the Transition Tax calculations.
15. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable, trade accounts payable, and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 4 for trade structured finance program, Note 18 for deferred purchase price receivable related to sales of trade receivables, Note 12 for long-term receivables from farmers in Brazil, net and other long-term investments, Note 17 for long-term debt, Note 10 for other non-recurring fair value measurements and Note 19 for employee benefit plans. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth, by level, Bunge's assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2017				December 31, 2016
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,691	$365	$4,056	$—	$3,618	$237	$3,855
Trade accounts receivable(1)	—	5		5	—	6	—	6
Unrealized gain on hedge accounting derivative contracts(2):
Interest Rate	—	—	—	—	—	1	—	1
Foreign currency	—	18	—	18	—	29	—	29
Unrealized gain on economic derivative contracts(2):
Interest rate	—	4	—	4	—	1	—	1
Foreign currency	—	321	—	321	—	312	—	312
Commodities	115	389	19	523	421	431	96	948
Freight	18	—	8	26	16	—	—	16
Energy	18	—	—	18	23	1	—	24
Deferred purchase price receivable (Note 18)	—	107	—	107	—	87	—	87
Other(3)	15	234	—	249	18	108	—	126
Total assets	$166	$4,769	$392	$5,327	$478	$4,594	$333	$5,405
Liabilities:
Trade accounts payable(1)	$—	$467	$116	$583	$—	$478	$44	$522
Unrealized loss on hedge accounting derivative contracts(4):
Interest rate	—	31	—	31	—	18	—	18
Foreign currency	—	2	—	2	—	—	—	—
Unrealized loss on economic derivative contracts(4):
Interest rate	—	1	—	1	—	—	—	—
Foreign currency	1	430	—	431	—	233	—	233
Commodities	141	271	20	432	356	444	144	944
Freight	15	—	3	18	14	—	1	15
Energy	9	2	2	13	9	—	2	11
Total liabilities	$166	$1,204	$141	$1,511	$379	$1,173	$191	$1,743

(1)	These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)
Unrealized gains on derivative contracts are generally included in other current assets. There were $0 million and $5 million included in other non-current assets at December 31, 2017 and December 31, 2016, respectively.

(3)	Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)
Unrealized losses on derivative contracts are generally included in other current liabilities. There were $31 million and $18 million included in other non-current liabilities at December 31, 2017 and December 31, 2016, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
OTC derivative contracts include swaps, options and structured transactions that are fair valued are generally determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market. When unobservable inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3.
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
Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at December 31, 2017 or 2016.
Level 3 Readily marketable inventories and other—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sale contracts, and trade accounts receivable and payable, net, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the price of these unobservable inputs alone would not have a material effect on Bunge's financial statements as these contracts do not typically exceed one future crop cycle.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2017 and 2016. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Year Ended December 31, 2017
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories (1)	Trade Accounts Receivable/ Payable, Net (1)	Total
Balance, January 1, 2017	$(51)	$237	$(44)	$142
Total gains and losses (realized/unrealized) included in cost of goods sold	(31)	142	13	124
Purchases	11	1,551	(469)	1,093
Sales	—	(2,041)	—	(2,041)
Issuances	(7)	—	—	(7)
Settlements	67	—	441	508
Transfers into Level 3	(9)	701	(59)	633
Transfers out of Level 3	22	(225)	2	(201)
Balance, December 31, 2017	$2	$365	$(116)	$251

1)
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, include gains/(losses) of $1 million, $11 million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2017.

	Year Ended December 31, 2016
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories (1)	Trade Accounts Receivable/ Payable, Net (1)	Total
Balance, January 1, 2016	$167	$245	$(44)	$368
Total gains and losses (realized/unrealized) included in cost of goods sold	(88)	162	24	98
Purchases	—	1,107	(222)	885
Sales	—	(1,400)	—	(1,400)
Issuances	(1)	—	—	(1)
Settlements	(133)	—	206	73
Transfers into Level 3	(4)	760	(78)	678
Transfers out of Level 3	8	(637)	70	(559)
Balance, December 31, 2016	$(51)	$237	$(44)	$142

1)
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, includes gains/(losses) of $(1) million, $(41) million and $1 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2016.

Derivative Instruments and Hedging Activities
Hedge accounting derivatives - Bunge uses derivatives in qualifying hedge accounting relationships to manage certain of its interest rate and foreign currency risks. In executing these hedge strategies, Bunge primarily relies on the shortcut and critical terms match methods in designing its hedge accounting strategy, which results in little to no net earnings impact for these hedge relationships. Bunge monitors these relationships on a quarterly basis and will perform a quantitative analysis to validate the assertion that the hedges are highly effective if there are changes to the hedged item or hedging derivative.
Fair value hedges of interest rate risk - For certain long term debt that is issued at a fixed rate, Bunge enters into interest rate swaps to effectively convert the fixed interest rate to a variable interest rate. These swaps may be for the full term

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the debt or for only a part of the term. As we apply the shortcut method for all of our interest rate hedges on long term debt, the notional amount of the swap is equal to the amortized cost basis of the hedged debt.
Cash flow hedges of currency risk - Bunge manages currency risk on certain forecasted purchases and sales with currency forwards. The change in the value of the forward is classified in accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to sales or cost of goods sold. These hedges go out until June 2018. Of the amount currently in accumulated other comprehensive income (loss), $4 million is expected to be reclassified to earnings in the next twelve months.
Net investment hedges - Bunge hedges the currency risk of certain of its foreign subsidiaries with currency forwards and intercompany loans for which the currency risk is remeasured through accumulated other comprehensive income (loss).
The table below provides information about the balance sheet values of hedged items and the notional amount of derivatives used in hedging strategies.

	December 31,
(US$ in millions)	2017	2016
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,071	$1,868
Cumulative adjustment to long-term debt from application of hedge accounting	$(31)	$(17)
Interest rate swap - notional amount	$2,109	$1,893

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$237	$181

Net investment hedges
Foreign currency forward - notional amount	$1,000	$—
Carrying value of non-derivative hedging instrument	$725	$840

In addition to using derivatives in qualifying hedge relationships, Bunge enters into derivatives to economically hedge its exposure to a variety of market risks it incurs in the normal course of operations.
Interest rate derivatives are used to hedge exposures to our financial instrument portfolios and debt issuances. The impact of changes in fair value of these instruments is presented in interest expense.
Currency derivatives are used to hedge the balance sheet and commercial exposures that arise from our global operations. The impact of changes in fair value of these instruments is presented in Cost of goods sold when hedging commercial exposures and Foreign currency gains (losses) when hedging monetary exposures.
Agricultural commodity derivatives are used to manage our inventory and forward purchase and sales contracts. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
Bunge uses derivative instruments referred to as freight forward agreements ("FFA") and FFA options to hedge portions of its current and anticipated ocean freight costs. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
Bunge uses energy derivative instruments to manage its exposure to volatility in energy costs. Hedges may be entered into for natural gas, electricity, coal and fuel oil, including bunker fuel. The impact of changes in fair value of these instruments is presented in Cost of goods sold.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the volume of economic derivatives as of December 31, 2017 and 2016. For those contracts traded bilaterally through the over-the-counter markets (forwards and swaps) the gross position is provided. For exchange traded (futures, FRAs, FFAs and options) and cleared positions (energy swaps), the net position is provided.

	December 31,
	2017		2016		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$713	$(1,611)	$569	$(500)	$ Notional
Futures	$—	$(2)	$5	$—	$ Notional
FRAs	$—	$(1,424)	$979	$(68)	$ Notional
Currency
Forwards	$9,784	$(9,668)	$6,126	$(8,889)	$ Notional
Swaps	$192	$(148)	$157	$(129)	$ Notional
Futures	$—	$(58)	$—	$—	$ Notional
Options	$521	$(471)	$268	$(126)	Delta
Agricultural commodities
Forwards	23,438,004	(30,055,331)	25,960,476	(35,672,883)	Metric Tons
Swaps	65,045	(5,279,181)	1,442,144	(3,326,874)	Metric Tons
Futures	4,520,267	—	—	(6,914,908)	Metric Tons
Options	828,296	—	—	(334,494)	Metric Tons
Ocean freight
FFA	—	(3,617)	—	(3,165)	Hire Days
FFA options	892	—	—	(467)	Hire Days
Natural gas
Swaps	3,519,668	—	1,351,351	—	MMBtus
Futures	2,691,350	—	3,930,000	—	MMBtus
Energy - other
Forwards	5,534,290	—	6,048,869	—	Metric Tons
Futures	1,394	—	1,777	—	Metric Tons
Options	—	—	—	(1,285)	Metric Tons
Swaps	223,600	—	215,100	—	Metric Tons

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Effect of Financial Instruments on the Consolidated Statements of Income
The table below summarizes the net effect of derivative instruments on the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
(US$ in millions)		2017	2016	2015
Income statement classification	Type of derivative
Cost of goods sold
Hedge accounting	Foreign currency	$—	$—	$—
Economic hedges	Foreign currency	1	772	(620)
	Commodities	676	(618)	1,062
	Freight	4	8	6
	Energy	3	19	(25)
Total Cost of goods sold		$684	$181	$423

Interest expense
Hedge accounting	Interest rate	$13	$5	$—
Economic hedges	Interest rate	—	(4)	—
Total Interest expense		$13	$1	$—

Foreign currency gains (losses)
Economic hedges	Foreign currency	$22	$267	$(302)

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$14	$48	$(76)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(8)	$(394)	$223
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$(111)	$41	$—

Amounts released from accumulated other comprehensive income (loss) during the period
Fair value hedge of foreign currency risk		$—	$—	$—
Cash flow hedge of foreign currency risk		37	16	(76)
Net investment hedge		—	—	—
Total		$37	$16	$(76)
16. SHORT-TERM DEBT AND CREDIT FACILITIES
Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs, and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil. The weighted-average interest rate on short-term borrowings at December 31, 2017 and 2016 was 9.84% and 8.69%, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(US$ in millions)	2017	2016
Lines of credit:
Unsecured, variable interest rates from 1.27% to 33.00%	$304	$257
Total short-term debt (1)	$304	$257

(1)
Includes $179 million and $148 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 15.03% and 13.63% as of December 31, 2017 and December 31, 2016, respectively.

Bunge's commercial paper program is supported by an identical amount of committed back up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor's Financial Services and P-1 by Moody's Investors Service. On November 20, 2014, Bunge entered into an unsecured $600 million five years Liquidity Facility with certain lenders party thereto. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge's commercial paper program. At December 31, 2017 and December 31, 2016, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.
In addition to the committed facilities discussed above, from time-to-time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2017 and 2016, nil and nil were outstanding under these bilateral short-term credit lines, respectively. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $304 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2017 to support working capital requirements.
17. LONG-TERM DEBT AND CREDIT FACILITIES
Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2017	2016
Term loan due 2019—three-month Yen LIBOR plus 0.75% (Tranche A)	$253	$243
Term loan due 2019—fixed Yen interest rate of 0.96% (Tranche B)	53	51
Term loan due 2019—three-month LIBOR plus 1.30% (Tranche C)	85	85
5.90% Senior Notes due 2017	—	250
3.20% Senior Notes due 2017	—	600
8.50% Senior Notes due 2019	599	600
3.50% Senior Notes due 2020	497	497
3.00% Senior Notes due 2022	396	—
1.85% Senior Notes due 2023—Euro	960	843
3.25% Senior Notes due 2026	694	694
3.75% Senior Notes due 2027	593	—
Other	45	144
Subtotal	4,175	4,007
Less: Current portion of long-term debt	(15)	(938)
Total long-term debt (1)	$4,160	$3,069

(1) Includes secured debt of $24 million and $34 million at December 31, 2017 and December 31, 2016, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair values of long-term debt, including current portion are calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2017		December 31, 2016
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,175	$4,337	$4,007	$4,163
On December 12, 2017, Bunge entered into an amendment agreement to its unsecured $1,750 million Amended and Restated Revolving Credit Facility, dated as of March 17, 2014 and amended as of August 10, 2015 (the “Revolving Credit Facility”). The amendment agreement extends the maturity date of the Revolving Credit Facility to December 12, 2020. The amendment agreement also lowers the range of margin applicable to Bunge’s borrowings under the Revolving Credit Facility. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of Bunge's senior long-term unsecured debt. Amounts under the Revolving Credit Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the Revolving Credit Facility at a rate of 35% of the margin specified above, based on the credit ratings of Bunge’s senior long-term unsecured debt. Bunge also will pay a fee that will vary from 0.10% to 0.40% based on the utilization of the facility. Bunge may from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments in an amount not to exceed $250 million pursuant to an accordion provision. Bunge has the option to request an extension of the maturity date of the facility for two additional one-year periods. Each lender in its sole discretion may agree to any such extension request. Bunge had no borrowings outstanding at December 31, 2017 under the Revolving Credit Facility.
In connection with Bunge entering into an agreement to acquire a 70% ownership interest in IOI Loders Croklaan from IOI Corporation Berhad (the “Loders Acquisition”), on September 12, 2017, Bunge entered into an unsecured $900 million term loan agreement. Following the completion of the offering of senior notes described below, on and effective as of September 25, 2017, Bunge terminated the loan agreement.  No funds had been drawn under the loan agreement as of the date of termination.
On September 25, 2017, Bunge completed the sale and issuance of $400 million aggregate principal amount of 3.00% unsecured senior notes due September 25, 2022, and $600 million aggregate principal amount of 3.75% unsecured senior notes due September 25, 2027. The senior notes are fully and unconditionally guaranteed by Bunge Limited. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing on March 25, 2018. The net proceeds of the offering were approximately $989 million after deducting underwriting commissions and offering expenses.  Bunge intends to use the net proceeds from this offering to fund the purchase price for the Loders Acquisition. Pending the closing of the Loders Acquisition, the net proceeds from the offering were used to repay outstanding indebtedness of Bunge.
On September 6, 2017, Bunge entered into an amendment agreement to its unsecured $865 million Amended and Restated Credit Agreement, dated as of June 17, 2014 (the “Credit Agreement”). The amendment agreement extends the maturity date of the Credit Agreement to September 6, 2022. The amendment agreement also lowers the range of margin applicable to Bunge’s borrowings under the Credit Agreement. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of Bunge's senior long-term unsecured debt. Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the Credit Agreement at rates ranging from 0.125% to 0.275%, based on the credit ratings of Bunge’s senior long-term unsecured debt. Bunge had no borrowings outstanding at December 31, 2017 under the Credit Agreement.
At December 31, 2017, Bunge had $5,015 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.
Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $54 million at December 31, 2017 have been mortgaged or otherwise collateralized against long-term debt of $29 million at December 31, 2017.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal Maturities—Principal maturities of long-term debt at December 31, 2017 are as follows:

(US$ in millions)
2018	$18
2019	1,009
2020	517
2021	16
2022	406
Thereafter	2,259
Total (1)	$4,225

(1)	Excludes components of long-term debt attributable to fair value hedge accounting of $31 million and deferred financing fees and unamortized premiums of $19 million.
Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2017.
During the years ended December 31, 2017, 2016 and 2015, Bunge paid interest, net of interest capitalized, of $236 million, $234 million and $227 million, respectively.
18. TRADE RECEIVABLES SECURITIZATION PROGRAM
Bunge and certain of its subsidiaries participate in a trade receivables securitization program ("Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers") that provides for funding of up to $700 million against receivables sold into the Program. The Program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the Program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. ("BSBV") formed under the laws of The Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables, which is expected to be generally between 10% and 15% of the aggregate amount of receivables sold through the Program.
Koninklijke Bunge B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program terminates on May 26, 2021. The trade receivables sold under the program are subject to specified eligibility criteria, including eligible currencies, and country and obligor concentration limits.

	December 31,
(US$ in millions)	2017	2016
Receivables sold which were derecognized on Bunge balance sheet	$810	$628
Deferred purchase price included in other current assets	$107	$87
The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
(US$ in millions)	2017	2016	2015
Gross receivables sold	$10,022	$9,405	$10,601
Proceeds received in cash related to transfer of receivables	$9,734	$9,197	$10,396
Cash collections from customers on receivables previously sold	$9,659	$9,176	$10,542
Discounts related to gross receivables sold included in SG&A	$9	$6	$5
Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price ("DPP"), and is included in other current assets in the consolidated balance sheets (see Note 6). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2017 and 2016 were insignificant. Bunge has reflected all cash flows under the Program as operating cash flows in the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015.
19. EMPLOYEE BENEFIT PLANS
Certain U.S., Canadian, European and Brazilian-based subsidiaries of Bunge sponsor non-contributory defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants' salary and length of service. The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefit plan is in the United States. The U.S. funding policy requires at least those amounts required by the Pension Protection Act of 2006. Assets of the plans consist primarily of equity and fixed income investments.
Certain United States and Brazil based subsidiaries of Bunge have benefit plans to provide certain postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.
Plan amendments and pension liability adjustment - On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans. These changes will freeze the Plans for future benefit accruals effective January 1, 2023, and these Plans will be closed for participation for employees hired on or after January 1, 2018. As a result, Bunge recognized a curtailment gain associated with the Plans’ freeze and as such, the projected benefit obligations for these Plans were remeasured as of September 30, 2017. At September 30, 2017, a $31 million pension curtailment gain and $18 million remeasurement loss were recognized and recorded in other comprehensive income.
In addition, the Company offered a voluntary early retirement program to qualifying U.S. based salaried employees. The employees that accepted the offer received an enhanced retirement benefit in the non-contributory defined benefit pension plans. The Company incurred $10 million of additional defined benefit expenses relating to the program, which are reflected in the tables below.
Plan Transfers In and Out - There were no significant settlements or transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2017 or 2016.
The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2017 or 2016. A measurement date of December 31 was used for all plans.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2017	2016	2017	2016
Change in benefit obligations:
Benefit obligation at the beginning of year	$941	$864	$74	$56
Service cost	33	32	—	—
Interest cost	36	35	8	7
Plan curtailments	(31)	(3)	—	—
Special termination benefits	9	—	—
Actuarial (gain) loss, net	100	31	(11)	8
Employee contributions	6	6	1	1
Net transfers in (out)	3	8	—	—
Plan settlements	—	(5)	—	—
Benefits paid	(35)	(21)	(4)	(7)
Expenses paid	(4)	(2)	—	—
Impact of foreign exchange rates	15	(4)	(1)	9
Benefit obligation at the end of year	$1,073	$941	$67	$74
Change in plan assets:
Fair value of plan assets at the beginning of year	$740	$689	$—	$—
Actual return on plan assets	102	53	—	—
Employer contributions	77	20	3	6
Employee contributions	6	6	1	1
Plan settlements	—	(4)	—	—
Effect of plan combinations	—	1	—	—
Benefits paid	(35)	(21)	(4)	(7)
Expenses paid	(4)	(3)	—	—
Impact of foreign exchange rates	10	(1)	—	—
Fair value of plan assets at the end of year	$896	$740	$—	$—
Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(177)	$(201)	$(67)	$(74)
Net (liability) asset recognized in the balance sheet	$(177)	$(201)	$(67)	$(74)
Amounts recognized in the balance sheet consist of:
Non-current assets	$18	$16		$—
Current liabilities	(6)	(5)	(7)	(8)
Non-current liabilities	(189)	(212)	(60)	(66)
Net liability recognized	$(177)	$(201)	$(67)	$(74)
Included in accumulated other comprehensive income (loss) for pension benefits at December 31, 2017 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $6 million ($4 million, net of tax) and unrecognized actuarial loss of $194 million ($126 million, net of tax). Expected prior service costs and unrecognized actuarial losses as a component of net periodic benefit costs included in accumulated other comprehensive income (loss) in 2017 is $9 million ($6 million, net of tax).
Included in accumulated other comprehensive income (loss) for postretirement healthcare benefits at December 31, 2017 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million ($1 million, net of tax), and unrecognized actuarial loss of $3 million ($2 million, net of tax). Bunge does not expect to recognize any unrecognized prior service credits or unrecognized actuarial losses as components of net periodic benefit costs for its postretirement benefit plans in 2017.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Bunge has aggregated certain defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. At December 31, 2017, $1,073 million projected benefit obligations includes plans with projected benefit obligations of $937 million which were in excess of the fair value of related plan assets of $742 million. At December 31, 2016, the $941 million projected benefit obligations include plans with projected benefit obligations of $806 million which were in excess of the fair value of related plan assets of $589 million. The accumulated benefit obligation for the defined pension benefit plans, respectively, was $1,011 million at December 31, 2017 and $850 million at December 31, 2016.
The following table summarizes information relating to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2017	2016
Projected benefit obligation	$827	$680
Accumulated benefit obligation	$789	$617
Fair value of plan assets	$651	$484
At December 31, 2017, for measurement purposes related to postretirement benefit plans, an 8.4% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2017, decreasing to 8.1% by 2038, remaining at that level thereafter. At December 31, 2016, for measurement purposes related to postretirement benefit plans, an 8.8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2016, decreasing to 8.0% by 2038, remaining at that level thereafter.
A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$5	$(4)
The components of net periodic benefit costs are as follows for defined benefit pension plans and postretirement benefit plans:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2017	2016	2015	2017	2016	2015
Service cost	$33	$32	$35	$—	$—	$—
Interest cost	36	35	33	8	7	5
Expected return on plan assets	(46)	(44)	(42)	—	—	—
Amortization of prior service cost	—	—	1	—	—	—
Amortization of net loss	10	10	12	—	—	—
Curtailment loss	—	—	1	—	—	—
Settlement loss recognized	—	—	1	—	—	—
Special termination benefit	9	1	—	—	—	—
Net periodic benefit costs	$42	$34	$41	$8	$7	$5

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2017	2016	2017	2016
Discount rate	3.4%	3.9%	9.0%	10.8%
Increase in future compensation levels	3.2%	3.2%	N/A	N/A
The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	4.0%	4.2%	3.8%	10.8%	11.4%	9.8%
Expected long-term rate of return on assets	6.2%	6.4%	6.7%	N/A	N/A	N/A
Increase in future compensation levels	3.2%	3.3%	3.5%	N/A	N/A	N/A
The sponsoring subsidiaries select the expected long-term rate of return on assets in consultation with their investment advisors and actuaries. These rates are intended to reflect the average rates of earnings expected on the funds invested or to be invested to provide required plan benefits. The plans are assumed to continue in effect as long as assets are expected to be invested.
In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held, or anticipated to be held, by the applicable plan trusts and to current forecasts of future rates of return for those asset classes. Cash flows and expenses are taken into consideration to the extent that the expected returns would be affected by them. As assets are generally held in qualified trusts, anticipated returns are not reduced for taxes.
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
Plan investments are stated at fair value, which is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For a further definition of fair value and the associated fair value levels, refer to Note 15.
The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	December 31, 2017
(US$ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$31	$31	$—	$—
Equities:
Mutual funds(1)	470	423	47	—
Fixed income securities:
Mutual funds(2)	357	315	42	—
Others(3)	38	7	26	5
Total	$896	$776	$115	$5

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2016
(US$ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$8	$8	$—	$—
Equities:
Mutual funds(1)	406	366	40	—
Fixed income securities:
Mutual funds(2)	299	199	100	—
Others(3)	27	—	23	4
Total	$740	$573	$163	$4

(1)
This category represents a portfolio of equity investments comprised of equity index funds that invest in U.S. equities and non-U.S. equities. The U.S. equities are comprised of investments focusing on large, mid and small cap companies and non-U.S. equities are comprised of international, emerging markets, and real estate investment trusts.

(2)
This category represents a portfolio of fixed income investments in mutual funds comprised of investment grade U.S. government bonds and notes, foreign government bonds, and corporate bonds from diverse industries.

(3)	This category represents a portfolio consisting of a mixture of equity, fixed income and cash.
Bunge expects to contribute $15 million and $7 million, respectively, to its defined benefit pension and postretirement benefit plans in 2018.
The following benefit payments, which reflect future service as appropriate, are expected to be paid related to defined benefit pension and postretirement benefit plans:

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2018	$49	$7
2019	50	7
2020	52	7
2021	53	7
2022	53	7
2023 and onwards	292	33
Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $11 million, $11 million and $11 million during the years ended December 31, 2017, 2016 and 2015, respectively.
20. RELATED PARTY TRANSACTIONS
Notes receivable - Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $22 million at December 31, 2017, which matures in June 2019, with interest based on 80% of CDI, the average one‑day interbank deposit rate in Brazil.
Bunge holds a note receivable from Solazyme Bunge Renewable Oils Cooperatief U.A., a 49.9% equity method investment in Brazil, having a carrying value of $9 million at December 31, 2017, with an interest rate based on 100% of CDI, the average one-day interbank deposit rate in Brazil.
Bunge holds a note receivable from its affiliate Bunge SCF Grain LLC, a 50% equity method investment, with a carrying value of $9 million at December 31, 2017, matures on March 31, 2019, with an interest rate based on LIBOR.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, Bunge held notes receivables from other related parties totaling $2 million at December 31, 2017.
Other—Bunge purchased soybeans and other commodity products and received port services from certain of its unconsolidated ventures, totaling $920 million, $1,054 million and $757 million for the years ended December 31, 2017, 2016 and 2015, respectively. Bunge also sold soybeans and other commodity products and provided port services to certain of its unconsolidated ventures, totaling $508 million, $326 million and $351 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, Bunge had approximately $16 million and $33 million of receivables from these ventures included in trade accounts receivable in the consolidated balance sheets as of those dates. In addition, at December 31, 2017 and 2016, Bunge had approximately $36 million and $46 million of payables to these ventures included in trade accounts payable in the consolidated balance sheets as of those dates.
In addition, Bunge provided services during the years ended December 31, 2017, 2016 and 2015, to its unconsolidated ventures totaling $166 million, $103 million and $106 million, respectively, for services including primarily tolling and administrative support. Bunge believes all of these transaction values are similar to those that would be conducted with third parties.
21. COMMITMENTS AND CONTINGENCIES
Bunge is party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the consolidated balance sheets. Included in other non-current liabilities at December 31, 2017 and 2016 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2017	2016
Non-income tax claims	$161	$170
Labor claims	92	82
Civil and other claims	103	98
Total	$356	$350
Brazil Indirect Taxes
Non-income tax claims - These tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits which are being challenged before the Supreme Court. In August 2017, Complementary Law 160/2017 (“LC 160/2017”) was published, authorizing the states, through an agreement to be reached within the framework of CONFAZ (National Council of Fiscal Policy), to grant amnesty for tax debts arising from existing tax benefits granted without previous CONFAZ authorization and to maintain such existing benefits still in force for up to 15 years. In December 2017, Interstate Agreement ICMS 190/2017 was published to regulate Complementary Law 160/2017, which provides for the remission of tax credits originated from tax benefits granted without the previous approval of a CONFAZ Interstate Agreement. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on Bunge's evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the consolidated financial statements.
On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. As of December 31, 2017, the accrued liability was 403 million Brazilian reais (approximately $122 million).
As of December 31, 2017, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued the outstanding claims (including applicable interest and penalties) as of:

		December 31,
(US$ in millions)	Years Examined	2017	2016
ICMS	1990 to Present	$281	$241
PIS/COFINS	2004 through 2012	$200	$154
Argentina Export Tax
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings, and claims related to its activities. In 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of December 31, 2017, totaled approximately $263 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.
Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
During the first quarter of 2016, Bunge received a notice from the Brazilian Administrative Council for Economic Defense initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. Bunge is defending against this action; however, the proceedings are at an early stage and Bunge cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, which may be imposed.
Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2017:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$215
Residual value guarantee (3)	269
Total	$484

(1)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2017 through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2017, Bunge recorded no obligation related to these guarantees.

(2)
Bunge issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2017, Bunge recorded no obligation related to these guarantees.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At December 31, 2017, Bunge's recorded obligation related to these guarantees was $2 million.

Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, its subsidiaries. At December 31, 2017, Bunge's consolidated balance sheet includes debt with a carrying amount of $4,249 million related to these guarantees. This debt includes the senior notes issued by three of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. There are largely no restrictions on the ability of Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.
Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for the use of ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements generally range from two months to approximately seven years, in the case of ocean freight vessels, depending on market conditions, and five to nine years in the case of railroad services. Future minimum payment obligations due under these agreements as of December 31, 2017 are as follows:

(US$ in millions)	Ocean Freight Vessels	Railroad Services	Minimum Payment Obligations
2018	$194	$36	$230
2019 and 2020	121	69	190
2021 and 2022	102	67	169
2023 and thereafter	53	66	119
Total	$470	$238	$708
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
Also in the ordinary course of business, Bunge enters into re-let agreements related to ocean freight vessels. Such re-let agreements are similar to sub-leases. Bunge received approximately $117 million during the year ended December 31, 2017 and expects to receive payments of approximately $15 million in 2018 under such relet agreements.
In reviewing the impact of ASC 606, the Company also considered the impact of the adoption of ASU 2016-02, Leases (Topic 842), which is effective January 1, 2019, on the hiring of the vessels and has preliminarily concluded that these contracts are leases in the scope of the guidance.
Commitments—At December 31, 2017, Bunge had approximately $20 million of purchase commitments related to its inventories, $95 million of power supply contracts and $38 million of contractual commitments related to construction in progress.
22. REDEEMABLE NONCONTROLLING INTERESTS
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The exercise date and price of the option were reasonably determinable. As a result, Bunge had classified the noncontrolling interest as redeemable noncontrolling interest in its consolidated balance sheet as of December 31, 2012. During the second quarter of 2016, Bunge exercised its call option for the remaining 45% interest in the joint venture for approximately $39 million. The transaction was concluded in September 2016.
23. EQUITY
Share Repurchase Program—In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the year ended December 31, 2017. In 2016, Bunge repurchased 3,296,230 common shares under this program for $200 million. Total repurchases under the program from its inception in May 2015 through December 31, 2017 were 4,707,440 shares for $300 million.
Cumulative Convertible Perpetual Preference Shares—Bunge has 6,899,700, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding at December 31, 2017. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.1693 common shares based on a conversion price of $85.5238 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 8,067,819 Bunge Limited common shares at December 31, 2017).
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
The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, commencing on March 1, 2007, when, as and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In each of the years ended December 31, 2017, 2016 and 2015, Bunge recorded $34 million of dividends on its convertible preference shares.
Pension liability adjustment - On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans (“Plans”). The changes were announced on September 26, 2017 to all U.S. employees of Bunge. These changes will freeze the Plans for future benefit accruals effective January 1, 2023, and these Plans will be closed for participation for employees hired on or after January 1, 2018. As a result, Bunge recognized a curtailment gain associated with the Plans’ freeze and as such, the projected benefit obligations for these Plans were remeasured as of September 30, 2017. At September 30, 2017, a $31 million pension curtailment gain and $18 million remeasurement loss were recognized and recorded in other comprehensive income.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Currency Translation Adjustment(1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2015	$(3,897)	$(10)	(154)	3	(4,058)
Other comprehensive income (loss) before reclassifications	(2,546)	147	7	—	(2,392)
Amount reclassified from accumulated other comprehensive income	—	77	13	—	90
Net-current period other comprehensive income (loss)	(2,546)	224	20	—	(2,302)
Balance, December 31, 2015	(6,443)	$214	(134)	3	(6,360)
Other comprehensive income (loss) before reclassifications	709	(305)	(11)	—	393
Amount reclassified from accumulated other comprehensive income (loss)	—	(11)	—	—	(11)
Net-current period other comprehensive income (loss)	709	(316)	(11)	—	382
Balance, December 31, 2016	(5,734)	$(102)	(145)	3	(5,978)
Other comprehensive income (loss) before reclassifications	187	(105)	5	2	89
Amount reclassified from accumulated other comprehensive income (loss)	—	(37)	—	(4)	(41)
Net-current period other comprehensive income (loss)	187	(142)	5	(2)	48
Balance, December 31, 2017	$(5,547)	$(244)	$(140)	$1	$(5,930)

(1)
Bunge has significant operating subsidiaries in Brazil, Argentina, North America, Europe and Asia-Pacific. The functional currency of Bunge's subsidiaries is the local currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars from local currency at month-end exchange rates, and the resulting foreign currency translation gains (losses) are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss).

24. EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income available to Bunge common shareholders by the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options, restricted stock unit awards, and convertible preference shares during the reporting period. Diluted earnings per share is computed similar to basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include additional shares from the assumed exercise of stock options, restricted stock unit awards and convertible securities, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options, except those which are not dilutive, were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period. In addition, Bunge accounts for the effects of convertible securities using the if-converted method. Under this method, the convertible securities are assumed to be converted and the related dividends are added back to earnings, if dilutive.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2017	2016	2015
Income from continuing operations	$174	$776	$755
Net (income) loss attributable to noncontrolling interests	(14)	(22)	1
Income (loss) from continuing operations attributable to Bunge	160	754	756
Other redeemable obligations(1)	—	(2)	(19)
Convertible preference share dividends	(34)	(34)	(34)
Income (loss) from discontinued operations, net of tax	—	(9)	35
Net income (loss) available to Bunge common shareholders - Basic	126	709	738
Add back convertible preference share dividends	—	34	34
Net income (loss) available to Bunge common shareholders - Diluted	$126	$743	$772

Weighted-average number of common shares outstanding:
Basic	140,365,549	139,845,124	143,671,546
Effect of dilutive shares:
—stock options and awards(2)	899,528	441,521	749,031
—convertible preference shares(3)	—	7,939,830	7,818,390
Diluted	141,265,077	148,226,475	152,238,967
Basic earnings (loss) per common share:
Net income (loss) from continuing operations	$0.90	$5.13	$4.90
Net income (loss) from discontinued operations	—	(0.06)	0.24
Net income (loss) attributable to Bunge common shareholders—basic	$0.90	$5.07	$5.14
Diluted earnings (loss) per common share:
Net income (loss) from continuing operations	$0.89	$5.07	$4.84
Net income (loss) from discontinued operations	—	(0.06)	0.23
Net income (loss) attributable to Bunge common shareholders—diluted	$0.89	$5.01	$5.07

(1)
Accretion of redeemable noncontrolling interest of $0 million, $2 million and $19 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to a non-fair value variable put arrangement whereby the noncontrolling interest holder may have required Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. As further discussed in Note 22, during the second quarter of 2016 Bunge exercised its call option for their 45% interest in the joint venture for approximately $39 million. The transaction concluded in September 2016. Accretion for the respective periods includes the effect of losses incurred by the operations for the years ended December 31, 2016 and 2015.

(2)
The weighted-average common shares outstanding-diluted excludes approximately 4 million, 4 million and 3 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)
Weighted-average common share outstanding-diluted for the year ended December 31, 2017 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares outstanding.

25. SHARE-BASED COMPENSATION
For the years ended December 31, 2017, 2016 and 2015, Bunge recognized approximately $29 million, $44 million and $46 million, respectively, of total compensation expense for awards classified as equity awards related to its stock option and restricted stock unit awards.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2017, Bunge granted equity awards under the 2016 Equity Incentive Plan (the "2016 EIP"), a shareholder approved plan. Under the 2016 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity based awards to officers, employees, consultants and independent contractors in the form of stock options, restricted stock units (performance based or time-vested) or other equity based awards. The 2016 EIP replaced the 2009 Equity Incentive Plan (the "2009 EIP"), also a shareholder approved plan, under which, beginning May 26, 2016, no further awards may be granted. Shares issued under the 2016 EIP may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner, or a combination thereof.
(i)  Stock Option Awards—Options to purchase Bunge Limited common shares are granted with an exercise price equal to the grant date fair market value of Bunge common stock, vest over service periods that generally range from one to three years, and expire 10 years from the date of grant. Vesting may be accelerated in certain circumstances as provided in the plans or associated award agreements. Grant date fair value is recognized as compensation expense on a straight-line basis for option grants.
(ii)  Restricted Stock Units—Restricted stock units ("RSUs") give recipients the right to receive shares of Bunge common stock upon the lapse of related restrictions determined by the Compensation Committee. Restrictions on RSUs may be based on continued service by the recipient through the designated term and/or based on the achievement of certain performance targets. These targets may be financial or market-based, and the number of units actually earned varies based on the level of achievement of predefined goals. Compensation expense in recognized on a straight-line basis over the vesting period for restricted stock units. RSUs generally vest over periods ranging from one to three years. Vesting may be accelerated under certain circumstances as defined in the plans or associated award agreements. RSUs are generally settled in shares of Bunge common stock upon satisfaction of the applicable vesting terms. Where share settlement may be prohibited under local law, RSUs are settled in cash. At the time of settlement, a participant holding a vested restricted stock unit will also be entitled to receive corresponding accrued dividend equivalent share payments.
Bunge has also established the Bunge Limited 2017 Non-Employee Directors' Equity Incentive Plan (the "2017 Directors' Plan"), a shareholder approved plan. Under the 2017 Directors' Plan, the Compensation Committee may grant equity based awards to non-employee directors of Bunge Limited. Awards may consist of restricted stock, restricted stock units, deferred restricted stock units and non-statutory stock options. The 2017 Directors' Plan replaced the 2007 Non-Employee Directors Equity Incentive Plan, under which no further awards may be granted.
Restricted Stock Units—Restricted stock units granted to non-employee directors generally vest on the first anniversary of the grant date, provided the director continues to serve on the Board until such date, and are settled in shares of Bunge Limited common stock. At the time of settlement, a participant holding a vested restricted stock unit is also entitled to receive corresponding accrued dividend equivalent share payments.
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

	December 31,
Assumptions:	2017	2016	2015
Expected option term (in years)	5.86	5.67	5.87
Expected dividend yield	2.09%	3.04%	1.67%
Expected volatility	24.85%	26.06%	27.47%
Risk-free interest rate	2.21%	1.41%	1.73%
A summary of option activity under the plans for the year ended December 31, 2017 is presented below:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	5,949,819	$69.35
Granted	1,344,100	$80.99
Exercised	(862,726)	$67.47
Forfeited or expired	(214,623)	$76.11
Outstanding at December 31, 2017	6,216,570	$71.88	6.09	$26
Exercisable at December 31, 2017	3,716,283	$73.62	4.41	$10
The weighted-average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $17.13, $8.86 and $19.36, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was approximately $11 million, $1 million and $11 million, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.
At December 31, 2017, $20 million of total unrecognized compensation cost related to non-vested stock options granted under the equity incentive plan is expected to be recognized over the next two years.
A summary of restricted stock unit activity under Bunge's plans for the year ended December 31, 2017 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2017	1,544,265	$64.85
Granted	694,082	76.79
Vested/issued (2)	(343,790)	75.22
Forfeited/cancelled (2)	(190,553)	72.99
Restricted stock units at December 31, 2017 (1)	1,704,004	$66.81

(1)	Includes accrued unvested dividends, which are payable in Bunge's common shares upon vesting of underlying restricted stock units.

(2)
During the year ended December 31, 2017, Bunge issued 267,419 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $77.12 per share. During the year ended December 31, 2017, 124,984 performance-based restricted stock units vested. During the year ended December 31, 2017, Bunge canceled approximately 147,028 shares related to performance-based restricted stock unit awards that did not vest due to non-achievement of performance targets.

The fair value of RSU awards is determined based on the market value of the Company's shares on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $76.79, $51.42 and $81.97, respectively.
At December 31, 2017, there was approximately $33 million of total unrecognized compensation cost related to restricted stock units granted under the equity incentive plans, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2017 was approximately $28 million.
Common Shares Reserved for Share-Based Awards—The 2017 Directors' Plan and the 2016 EIP provide that 120,000 and 5,800,000 common shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. At December 31, 2017, 101,720 and 3,850,654 common shares were available for future grants under the 2017 Directors' Plan and the 2016 EIP, respectively. No shares are currently available for grant under any other Bunge Limited equity incentive plan.
26. LEASE COMMITMENTS
Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

one year or more at December 31, 2017 are as follows:

(US$ in millions)	Minimum Lease Payments
2018	$205
2019	197
2020	195
2021	100
2022	70
Thereafter	107
Total	$874
Net rent expense under non-cancelable operating leases is as follows:

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
Rent expense	$251	$213	$182
Sublease income	(9)	(9)	(6)
Net rent expense	$242	$204	$176
In addition, Bunge enters into agricultural partnership agreements for the production of sugarcane. These agreements have an average remaining life of four years and cover approximately 225,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables, including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced, and the price for each kilogram of ATR as determined by Consecana, the São Paulo state sugarcane, sugar and ethanol council. During the years ended December 31, 2017, 2016 and 2015, Bunge made payments related to these agreements of $105 million, $89 million and $75 million, respectively, for advances on future production. Additionally, $69 million, $64 million and $50 million were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, respectively.
27. SEGMENT INFORMATION
Bunge has five reportable segments—Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer—which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, and the type and class of customer and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment involves sugarcane growing and milling in Brazil, sugar merchandising in various countries, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the Fertilizer segment include the production, blending and distribution of fertilizers in Argentina, Uruguay and Paraguay, as well as port operations in Brazil and Argentina.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated(1)	Total
2017
Net sales to external customers	$31,741	$8,018	$1,575	$4,054	$406	$—	$45,794
Inter—segment revenues	4,323	154	5	45	4	(4,531)	—
Foreign currency gains (losses)	85	3	(3)	11	(1)	—	95
Noncontrolling interests(1)	(9)	(8)	—	—	(2)	5	(14)
Other income (expense)—net	62	(6)	(4)	(3)	—	—	49
Segment EBIT(3)	256	126	63	(12)	3	—	436
Discontinued operations(2)	—	—	—	—	—	—	—
Depreciation, depletion and amortization	(267)	(105)	(61)	(164)	(12)	—	(609)
Investments in affiliates	411	—	—	50	—	—	461
Total assets	12,094	2,610	1,460	2,195	330	182	18,871
Capital expenditures	318	136	45	139	9	15	662
2016
Net sales to external customers	$30,061	$6,859	$1,647	$3,709	$403	$—	$42,679
Inter—segment revenues	3,867	115	9	13	—	(4,004)	—
Foreign currency gains (losses)	(7)	(1)	(7)	9	(2)	—	(8)
Noncontrolling interests(1)	(21)	(13)	—	—	(2)	14	(22)
Other income (expense)—net	24	7	(4)	(16)	1	—	12
Segment EBIT(4)	875	112	131	(4)	29	—	1,143
Discontinued operations(2)	—	—	—	—	—	(9)	(9)
Depreciation, depletion and amortization	(236)	(94)	(62)	(143)	(12)	—	(547)
Investments in affiliates	325	—	—	48	—	—	373
Total assets	12,159	2,329	1,444	2,754	318	184	19,188
Capital expenditures	421	108	75	131	16	33	784
2015
Net sales to external customers	$31,267	$6,698	$1,609	$3,495	$386	$—	$43,455
Inter—segment revenues	3,499	178	37	12	—	(3,726)	—
Foreign currency gains (losses)	67	—	(8)	(68)	1	—	(8)
Noncontrolling interests(1)	(9)	(8)	—	—	(1)	19	1
Other income (expense)—net	(3)	4	(3)	(15)	(1)	—	(18)
Segment EBIT(5)	1,108	59	103	(27)	5	—	1,248
Discontinued operations(2)	—	—	—	—	—	35	35
Depreciation, depletion and amortization	(234)	(90)	(46)	(160)	(15)	—	(545)
Investments in affiliates	249	—	—	80	—	—	329
Total assets	11,832	1,963	1,343	2,318	299	159	17,914
Capital expenditures	359	63	60	125	17	25	649

(1)	Includes the noncontrolling interests' share of interest and tax to reconcile to consolidated noncontrolling interests.

(2)	Represents net income (loss) from discontinued operations.

(3)
2017 EBIT includes a $9 million gain related to the disposition of a subsidiary in our Agribusiness segment in Brazil, which is recorded in other income (expense)-net. In addition, Bunge recorded pre-tax, impairment charges of $52

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million, of which $19 million, $16 million and $17 million are in selling, general and administrative expenses, cost of goods sold and other income (expense)—net, respectively. Of these pre-tax impairment charges, $41 million was allocated to Agribusiness, $7 million to Sugar and Bioenergy, $3 million to Edible Oil Products, and $1 million to Milling Products.

(4)
2016 EBIT includes $122 million of gains related to disposition of equity interest in operations in Agribusiness, recorded in other income (expense)-net. In addition, Bunge recorded pre-tax impairment charges of $72 million, $9 million and $6 million in other income (expense)-net, cost of goods sold and selling, general and administrative expenses, respectively. Of these pre-tax impairment charges, $46 million was allocated to Sugar and Bioenergy, $29 million to Agribusiness, $9 million to Fertilizer, $2 million Edible Oils and $1 million to Milling Products.

(5)
2015 EBIT includes a $47 million gain on the sale of assets in Agribusiness. In addition, Bunge recorded pre-tax impairment charges of $57 million, of which $24 million, $20 million and $13 million are included in cost of goods sold, selling, general and administrative expenses and other income (expense)-net, respectively. Of these pre-tax impairment charges, $25 million was allocated to Agribusiness and $32 million to Edible Oil Products.

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
A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
Total segment EBIT from continuing operations	$436	$1,143	$1,248
Interest income	38	51	43
Interest expense	(263)	(234)	(258)
Income tax (expense) benefit	(56)	(220)	(296)
Income (loss) from discontinued operations, net of tax	—	(9)	35
Noncontrolling interests' share of interest and tax	5	14	19
Net income attributable to Bunge	$160	$745	$791
Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
Agricultural Commodity Products	$31,741	$30,061	$31,267
Edible Oil Products	8,018	6,859	6,698
Wheat Milling Products	988	1,079	1,054
Corn Milling Products	587	568	555
Sugar and Bioenergy Products	4,054	3,709	3,495
Fertilizer Products	406	403	386
Total	$45,794	$42,679	$43,455

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
Net sales to external customers:
Europe	$16,313	$14,238	$14,346
United States	10,128	10,239	10,256
Asia-Pacific	8,613	7,843	8,680
Brazil	7,040	6,604	6,117
Argentina	1,433	1,406	1,490
Canada	1,114	1,120	1,245
Rest of world	1,153	1,229	1,321
Total	$45,794	$42,679	$43,455

	Year Ended December 31,
(US$ in millions)	2017	2016	2015
Long-lived assets(1):
Brazil	$2,406	$2,452	$2,086
United States	1,267	1,249	1,130
Europe	1,485	1,107	1,074
Asia-Pacific	483	505	558
Canada	440	378	400
Argentina	216	189	204
Rest of world	341	320	377
Total	$6,638	$6,200	$5,829

(1)	Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net, investments in affiliates and non-current assets held for sale.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year
2017
Net sales	$11,121	$11,645	$11,423	$11,605	$45,794
Gross profit	460	355	490	459	1,764
Income (loss) from discontinued operations, net of tax	(6)	6	—	—	—
Net income (loss)	48	87	92	(53)	174
Net income (loss) attributable to Bunge	47	81	92	(60)	160
Earnings (loss) per common share—basic(1)
Net income (loss) from continuing operations	$0.31	$0.48	$0.59	$(0.48)	$0.90
Net income (loss) from discontinued operations	(0.04)	0.04	—	—	—
Net income (loss) attributable to Bunge common shareholders	$0.27	$0.52	$0.59	$(0.48)	$0.90
Earnings (loss) per common share—diluted(1)
Net income (loss) from continuing operations	$0.31	$0.48	$0.59	$(0.48)	$0.89
Net income (loss) from discontinued operations	(0.04)	0.03	—	—	—
Net income (loss) attributable to Bunge common shareholders	$0.27	$0.51	$0.59	$(0.48)	$0.89

2016
Net sales	$8,916	$10,541	$11,423	$11,799	$42,679
Gross profit	620	530	556	704	2,410
Income (loss) from discontinued operations, net of tax	(9)	(4)	5	(1)	(9)
Net income (loss)	232	120	130	285	767
Net income (loss) attributable to Bunge	235	121	118	271	745
Earnings (loss) per common share—basic(1)
Net income (loss) from continuing operations	$1.64	$0.81	$0.80	$1.89	$5.13
Net income (loss) from discontinued operations	(0.07)	(0.03)	0.03	(0.01)	(0.06)
Net income (loss) attributable to Bunge common shareholders	$1.57	$0.78	$0.83	$1.88	$5.07
Earnings (loss) per common share—diluted(1)
Net income (loss) from continuing operations	$1.60	$0.81	$0.79	$1.83	$5.07
Net income (loss) from discontinued operations	(0.06)	(0.03)	0.04	(0.01)	(0.06)
Net income (loss) attributable to Bunge common shareholders	$1.54	$0.78	$0.83	$1.82	$5.01

(1)
Earnings per share attributable to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2017 and 2016 may not equal the total computed for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated:	February 23, 2018	By:	/s/ THOMAS M. BOEHLERT Thomas M. Boehlert Chief Financial Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 23, 2018	By:	/s/ SOREN SCHRODER Soren Schroder Chief Executive Officer
February 23, 2018	By:	/s/ THOMAS M. BOEHLERT Thomas Boehlert Chief Financial Officer
February 23, 2018	By:	/s/ J. MATT SIMMONS, JR. J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 23, 2018	By:	/s/ ERNEST G. BACHRACH Ernest G. Bachrach Director
February 23, 2018	By:	/s/ VINITA BALI Vinita Bali Director
February 23, 2018	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director
February 23, 2018	By:	/s/ CAROL M. BROWNER Carol M. Browner Director
February 23, 2018	By:	/s/ PAUL CORNET DE WAYS-RUART Paul Cornet De Ways-Ruart Director
February 23, 2018	By:	/s/ ANDREW FERRIER Andrew Ferrier Director
February 23, 2018	By:	/s/ ANDREAS FIBIG Andreas Fibig Director
February 23, 2018	By:	/s/ KATHLEEN W. HYLE Kathleen W. Hyle Director
February 23, 2018	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Director and Chairman of the Board of Directors
February 23, 2018	By:	/s/ JOHN E. MCGLADE John E. McGlade Director

S-1