Form 10-Q
period 2018-03-31
Bunge LTD
filed 2018-05-02
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934).  Yes    No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒
As of April 25, 2018 the number of shares issued of the registrant was:
Common shares, par value $.01 per share: 140,945,157

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$10,641	$11,121
Cost of goods sold	(10,257)	(10,661)
Gross profit	384	460
Selling, general and administrative expenses	(344)	(378)
Interest income	8	12
Interest expense	(70)	(65)
Foreign exchange gains (losses)	—	56
Other income (expense) – net	24	(3)
Income (loss) from continuing operations before income tax	2	82
Income tax (expense) benefit	(19)	(28)
Income (loss) from continuing operations	(17)	54
Income (loss) from discontinued operations, net of tax	(2)	(6)
Net income (loss)	(19)	48
Net (income) loss attributable to noncontrolling interests	(2)	(1)
Net income (loss) attributable to Bunge	(21)	47
Convertible preference share dividends	(8)	(8)
Net income (loss) available to Bunge common shareholders	$(29)	$39

Earnings per common share—basic (Note 18)
Net income (loss) from continuing operations	$(0.20)	$0.31
Net income (loss) from discontinued operations	(0.01)	(0.04)

Net income (loss) attributable to Bunge common shareholders	$(0.21)	$0.27

Earnings per common share—diluted (Note 18)
Net income (loss) from continuing operations	$(0.20)	$0.31
Net income (loss) from discontinued operations	(0.01)	(0.04)

Net income (loss) attributable to Bunge common shareholders	$(0.21)	$0.27

Dividends declared per common share	$0.46	$0.42
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(19)	$48
Other comprehensive income (loss):
Foreign exchange translation adjustment	(12)	266
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of $(1) in 2018 and nil in 2017	3	(7)
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil in 2018 and nil in 2017	(4)	(2)
Pension adjustment, net of tax (expense) benefit of nil in 2018 and nil in 2017	(1)	—
Total other comprehensive income (loss)	(14)	257
Total comprehensive income (loss)	(33)	305
Less: comprehensive (income) loss attributable to noncontrolling interests	(5)	(6)
Total comprehensive income (loss) attributable to Bunge	$(38)	$299
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$287	$601
Trade accounts receivable (less allowances of $113 and $107) (Note 13)	1,686	1,501
Inventories (Note 6)	6,952	5,074
Other current assets (Note 7)	4,451	3,227
Total current assets	13,376	10,403
Property, plant and equipment, net	5,735	5,310
Goodwill	800	515
Other intangible assets, net	801	323
Investments in affiliates	462	461
Deferred income taxes	513	516
Time deposits under trade structured finance program (Note 5)	318	315
Other non-current assets (Note 8)	1,079	1,028
Total assets	$23,084	$18,871
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,293	$304
Current portion of long-term debt (Note 12)	14	15
Letter of credit obligations under trade structured finance program (Note 5)	318	315
Trade accounts payable (includes $719 and $583 carried at fair value)	3,909	3,395
Other current liabilities (Note 10)	3,016	2,186
Total current liabilities	8,550	6,215
Long-term debt (Note 12)	5,446	4,160
Deferred income taxes	361	223
Other non-current liabilities	980	916
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 16)	470	—
Equity (Note 17):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2018 and 2017 - 6,899,700 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2018 – 140,904,028 shares, 2017 – 140,646,829 shares	1	1
Additional paid-in capital	5,233	5,226
Retained earnings	8,008	8,081
Accumulated other comprehensive income (loss) (Note 17)	(5,947)	(5,930)
Treasury shares, at cost - 2018 and 2017 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	7,065	7,148
Noncontrolling interests	212	209
Total equity	7,277	7,357
Total liabilities, redeemable noncontrolling interest and equity	$23,084	$18,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$(19)	$48
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	2	1
Foreign exchange (gain) loss on net debt	33	14
Bad debt expense	10	11
Depreciation, depletion and amortization	142	130
Share-based compensation expense	7	10
Deferred income tax (benefit)	(15)	(12)
Other, net	2	14
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	47	27
Inventories	(1,466)	(252)
Secured advances to suppliers	(110)	10
Trade accounts payable and accrued liabilities	268	421
Advances on sales	(93)	(57)
Net unrealized gain (loss) on derivative contracts	435	(259)
Margin deposits	(187)	(83)
Marketable securities	(153)	(47)
Beneficial interest in securitized trade receivables	(432)	(564)
Other, net	(13)	(15)
Cash provided by (used for) operating activities	(1,542)	(603)
INVESTING ACTIVITIES
Payments made for capital expenditures	(105)	(182)
Acquisitions of businesses (net of cash acquired)	(968)	(367)
Proceeds from investments	336	59
Payments for investments	(620)	(65)
Settlement of net investment hedges	10	—
Proceeds from beneficial interest in securitized trade receivables	431	556
Payments for investments in affiliates	(16)	(45)
Other, net	(6)	(7)
Cash provided by (used for) investing activities	(938)	(51)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	931	170
Proceeds from short-term debt with maturities greater than 90 days	53	108
Repayments of short-term debt with maturities greater than 90 days	—	(50)
Proceeds from long-term debt	2,560	1,432
Repayments of long-term debt	(1,296)	(1,258)
Proceeds from the exercise of options for common shares	4	46
Dividends paid	(73)	(67)
Other, net	(5)	(5)
Cash provided by (used for) financing activities	2,174	376
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(7)	20
Net increase (decrease) in cash and cash equivalents, and restricted cash	(313)	(258)
Cash and cash equivalents, and restricted cash - beginning of period	605	938
Cash and cash equivalents, and restricted cash - end of period	$292	$680
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2018	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
Net income (loss)	—	—	—	—	—	—	(21)	—	—	2	(19)
Other comprehensive income (loss)	4	—	—	—	—	—	—	(17)	—	3	(14)
Dividends on common shares	—	—	—	—	—	—	(65)	—	—	—	(65)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(2)	(2)
Acquisition of noncontrolling interest	466	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	7	—	—	—	—	7
Impact of adoption of new accounting standards (1)	—	—	—	—	—	—	21	—	—	—	21
Issuance of common shares	—	—	—	257,199	—	—	—	—	—	—	—
Balance, March 31, 2018	$470	6,899,700	$690	140,904,028	$1	$5,233	$8,008	$(5,947)	$(920)	$212	$7,277
(1) See Note 2 for further details.

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2017	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343
Net income (loss)	—	—	—	—	—	—	47	—	—	1	48
Other comprehensive income (loss)	—	—	—	—	—	—	—	252	—	5	257
Dividends on common shares	—	—	—	—	—	—	(59)	—	—	—	(59)
Dividends on preference shares	—	—	—	—	—	—	(8)	—	—	—	(8)
Share-based compensation expense	—	—	—	—	—	10	—	—	—	—	10
Issuance of common shares	—	(300)	—	881,261	—	42	—	—	—	—	42
Balance, March 31, 2017	$—	6,899,700	$690	140,382,123	$1	$5,195	$8,188	$(5,726)	$(920)	$205	$7,633
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2017 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, forming part of Bunge’s 2017 Annual Report on Form 10-K filed with the SEC on February 23, 2018.

2.	ACCOUNTING PRONOUNCEMENTS
The below outlines new accounting pronouncements issued in 2018, as well as updates on certain previously disclosed Accounting Standard Updates (“ASU”).
New Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"). Consequently, the ASU eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because this ASU only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 will be effective for Bunge starting January 1, 2019. Bunge is currently evaluating the impact of this ASU.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606): Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB issued additional implementation guidance and practical expedients in ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to improve the guidance. The Company adopted the standard on January 1, 2018 under the modified retrospective approach, applying it only to contracts open as of that date. The impact of adopting the standard has not resulted in a change in accounting treatment for any of the Company’s revenue streams, with the exception of ocean freight voyage charter services. Under ASC 605, the Company recognized revenue and the related cost of goods sold upon loading of the goods onto the vessel, which generally coincides with receipt of payment by the customer. Under ASC 606, the revenue and the related cost of goods sold will instead be recognized over time as the voyages occur and the related expenses are incurred, respectively. As a result of this change in timing, the adoption of the standard resulted in a cumulative-effect credit adjustment to opening retained earnings that was not material.

Upon the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10); Recognition and Measurement of Financial Assets and Financial Liabilities, the Company has made a cumulative effect adjustment to reclassify the unrealized gains/(losses) of equity investments classified as available for sale from accumulated other comprehensive income (loss) to opening retained earnings that was not material.

Upon the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), the Company has changed its presentation of cash flows in relation to the Company’s trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities. This ASU has been applied retrospectively and as a result, $556 million has been reclassified from cash provided by (used for) operating activities to cash provided by (used for) investing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2017. See Note 13 for additional information on our trade receivables securitization program.

Upon the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging issues Task Force), the Company has changed the way it presents restricted cash in the statement of cash flows. Effective for 2018, and all prior periods presented, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

(US$ in millions)	March 31, 2018	March 31, 2017
Cash and cash equivalents	$287	$676
Restricted cash included in other current assets	5	4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$292	$680

3.     GLOBAL COMPETITIVENESS PROGRAM
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

The Company has approved several initiatives under the Global Competitiveness Program, including position eliminations, the re-leveling of certain positions, simplifying its organizational structure into three regions and establishing new zero-based budgeting procedures and governance on spending categories.  As part of the Global Competitiveness Program, Bunge offered a voluntary early retirement program to certain U.S. based salaried employees. Costs associated with the early retirement program were recorded in 2017. In addition, the Company has also incurred third-party consulting fees and other costs associated with the Global Competitiveness Program.
The table below sets forth, by segment, the types of costs recorded for the Global Competitiveness Program during the three months ended March 31, 2018.

(US$ in millions)	Severance and Other Employee Benefit Costs	Other Program Costs	Total Program Costs
Agribusiness Segment	$5	$6	$11
Edible Oils Segment	1	1	2
Milling Segment	1	1	2
Sugar and Bioenergy Segment	—	1	1
Fertilizer Segment	—	—	—
Total	$7	$9	$16

In addition to the above charges, $1 million of severance and other employee benefit costs were recorded related to other industrial productivity initiatives. For the costs recorded above, $3 million were recorded in Cost of goods sold and $14 million were recorded in Selling, general and administrative expenses.

Bunge's liability associated with the Global Competitiveness Program and other associated initiatives is primarily comprised of accruals for severance and other employee benefit costs. The following table sets forth the activity affecting the liability for severance and other employee benefit costs related to the Global Competitiveness Program and other associated initiatives, which is recorded in "Other current liabilities" on the condensed consolidated balance sheet.

(US$ in millions)	Severance and Other Employee Benefit Costs
Balance at January 1, 2018	$45
Charges incurred	8
Cash payments	(30)
Balance at March 31, 2018	$23

In addition to the cash charges described above, the Company's restructuring initiatives may include the sale or disposal of long-lived assets and rationalization of certain investments. As Bunge continues to review its opportunities, certain gains and charges may be recorded in earnings, including those related to the disposal of assets or investments. For the three months ended March 31, 2018, $1 million of such gains have been recognized.

4.	BUSINESS ACQUISITIONS
On March 1, 2018 ("the acquisition date"), Bunge acquired a 70% ownership interest in IOI Loders Croklaan ("Loders") from IOI Corporation Berhad ("IOI") for approximately $988 million in cash. The transaction expands Bunge's value-added capabilities, reach, and scale across core geographies to establish Bunge as a global leader in B2B oil solutions. Loders' portfolio includes a full range of palm and tropical oil-derived products with strength in confectionery, bakery and infant nutrition applications. Loders serves global food industry customers in more than 100 countries around the world.
The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date, as included in Bunge's condensed consolidated balance sheet. Bunge is in the process of finalizing third-party valuations of certain acquired assets and tax items, and therefore, the measurements below are subject to change:

(US$ in millions)
Cash and cash equivalents	$82
Accounts receivable	146
Inventories	409
Other current assets	64
Property, plant and equipment	411
Intangible assets	463
Other noncurrent assets	113
Goodwill	263
Total assets	1,951
Accounts payable	(109)
Other current liabilities	(97)
Deferred income taxes	(256)
Noncurrent liabilities	(35)
Total liabilities	(497)
Redeemable noncontrolling interest	(466)
Net assets acquired	$988

The following table provides the details of intangible assets acquired, by major class and weighted average useful life:

(US$ in millions)	Useful life
Customer relationships	15 years	$265
Intellectual property	10 years	120
Trade names	15 years	51
Favorable leases	38 years	27
Total intangible assets		$463
The $263 million of goodwill recognized was assigned to the Edible Oil Products segment. The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of Loders. None of the goodwill is expected to be deductible for income tax purposes.
The amounts of revenue and earnings of Loders included in Bunge's condensed consolidated statement of income from the acquisition date to the period ended March 31, 2018 are as follows:

(US$ in millions)
Net sales	$137
Income (loss) from continuing operations	$—
The following represents the supplemental pro forma results of the combined entity as if Loders was acquired on January 1, 2017:

	Three months ended March 31,
(US$ in millions)	2018	2017
Net sales	$10,945	$11,541
Income from continuing operations	$(11)	$44
The supplemental pro forma amounts for income from continuing operations above have been adjusted to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2017. Additionally, these amounts were also adjusted to reflect additional interest expense on the $1 billion of senior notes issued in connection with the acquisition, as if such issuance occurred on January 1, 2017. 2018 supplemental pro forma income from continuing operations was also adjusted to exclude $5 million of acquisition and integration related costs incurred in 2018, while 2017 supplemental pro forma income from continuing operations was adjusted to include these charges.
Supplemental pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
The fair value of the 30% redeemable noncontrolling interest in Loders is estimated to be $466 million. The fair value was estimated based as 30% of the total equity value of Loders based on the transaction price for the 70% stake in Loders, considering the cash paid and the value of the put/call provisions. See Note 16 for more information related to this redeemable noncontrolling interest.
Other acquisitions
On January 30, 2018, Bunge acquired Minsa Corporation for an approximate initial purchase price of $75 million, subject to certain post-closing adjustments based on the net operating assets delivered on the closing date and the achievement of certain earnings targets based on results of the year ended December 31, 2017. As a result of the transaction, Bunge acquired two corn mills in the United States. The preliminary purchase price allocation resulted in $7 million of working capital, $38 million allocated to property, plant, and equipment, $20 million to finite-lived intangible assets, and $10 million to goodwill. Bunge anticipates finalizing the purchase price by the end of the third quarter of 2018.

5.	TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the three months ended March 31, 2018 and 2017, the net returns from these activities were $8 million and $11 million, respectively, and were included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements. The assets and liabilities related to the program are reflected in the condensed consolidated balance sheets as Time deposits under trade structured finance program and Letter of credit obligations under trade structured finance program, respectively. The fair values approximated the carrying amount of the related financial instruments and are all Level 2 measurements.
As of March 31, 2018 and December 31, 2017, receivables and trade payables of $300 million and $1,196 million, respectively, and time deposits and LCs of $6,347 million and $6,321 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At March 31, 2018 and December 31, 2017, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.01% and 2.98%, respectively.  During the three months ended March 31, 2018 and 2017, total net proceeds from issuances of LCs were $1,488 million and $1,604 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

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

(US$ in millions)	March 31, 2018	December 31, 2017
Agribusiness (1)	$5,453	$4,022
Edible Oil Products (2)	885	458
Milling Products	213	196
Sugar and Bioenergy (3)	337	333
Fertilizer	64	65
Total	$6,952	$5,074

(1)
Includes RMI of $5,255 million and $3,865 million at March 31, 2018 and December 31, 2017, respectively.  Of these amounts, $4,043 million and $2,694 million can be attributable to merchandising activities at March 31, 2018 and December 31, 2017, respectively.

(2)	Includes RMI of bulk soybean and canola oil in the aggregate amount of $97 million and $115 million at March 31, 2018 and December 31, 2017, respectively.

(3)
Includes sugar RMI of $58 million and $76 million at March 31, 2018 and December 31, 2017, respectively. Of these amounts, $52 million and $73 million can be attributable to merchandising activities at March 31, 2018 and December 31, 2017, respectively.

7.	OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	March 31, 2018	December 31, 2017
Unrealized gains on derivative contracts, at fair value	$1,352	$910
Prepaid commodity purchase contracts (1)	395	282
Secured advances to suppliers, net (2)	403	412
Recoverable taxes, net	472	488
Margin deposits	450	258
Marketable securities, at fair value, and other short-term investments	632	213
Deferred purchase price receivable, at fair value (3)	108	107
Income taxes receivable	201	192
Prepaid expenses	174	125
Other	264	240
Total	$4,451	$3,227

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $1 million at March 31, 2018 and $1 million at December 31, 2017.

Interest earned on secured advances to suppliers of $10 million and $16 million for the three months ended March 31, 2018 and 2017, respectively, is included in net sales in the condensed consolidated statements of income.

(3)	Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s accounts receivables sales program (see Note 13).
Marketable Securities and Other Short-Term Investments - Bunge invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a summary of amounts recorded in the condensed consolidated balance sheets for marketable securities and other short-term investments.

(US$ in millions)	March 31, 2018	December 31, 2017
Foreign government securities	$536	$145
Corporate debt securities	70	59
Certificates of deposit/time deposits	26	—
Other	—	9
Total marketable securities and other short-term investments	$632	$213
As of March 31, 2018, total marketable securities and other short-term investments includes $603 million that are recorded at fair value and $29 million of other short-term investments. As of December 31, 2017, total marketable securities and other short-term investments includes $3 million of assets classified as available for sale, $209 million as trading and $1 million as other short-term investments.  Due to the short term nature of these investments, carrying value approximates fair value.

8.	OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	March 31, 2018	December 31, 2017
Recoverable taxes, net (1)	$192	$155
Judicial deposits (1)	139	140
Other long-term receivables	12	12
Income taxes receivable (1)	296	307
Long-term investments	84	66
Affiliate loans receivable	24	24
Long-term receivables from farmers in Brazil, net (1)	133	131
Other	199	193
Total	$1,079	$1,028

(1)	These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take several years.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $31 million and $28 million at March 31, 2018 and December 31, 2017, respectively.
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
The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2018 and the year ended December 31, 2017 was $252 million and $253 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2018		December 31, 2017
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$108	$96	$98	$91
Renegotiated amounts (2)	22	20	25	22
For which no allowance has been provided:
Legal collection process (1)	75	—	76	—
Renegotiated amounts (2)	17	—	17	—
Other long-term receivables	27	—	28	—
Total	$249	$116	$244	$113

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended March 31,
(US$ in millions)	2018	2017
Beginning balance	$113	$109
Bad debt provisions	4	19
Recoveries	(1)	(12)
Write-offs	—	(1)
Foreign exchange translation	—	(2)
Ending balance	$116	$113

9.	INCOME TAXES
Income tax expense is provided on an interim basis based on management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or non-recurring tax adjustments in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effective tax rate is highly dependent on the geographic distribution of Bunge’s worldwide earnings or losses and tax regulations in each jurisdiction. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly, including the realizability of deferred tax assets. Volatility in earnings within a taxing jurisdiction could result in a determination that additional valuation allowance adjustments may be warranted. While management does not currently believe any future valuation allowance adjustments will be significant, the actual results may be different and the impact of such amounts will be recorded in the period in which management's assessment changes.
For the three months ended March 31, 2018 and 2017, income tax expense related to continuing operations was $19 million and $28 million. The high tax rates for the first quarter of 2018 and 2017 were primarily due to unfavorable earnings mix associated with lower overall pretax income for the period and pretax losses in certain jurisdictions.
As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenged by federal, state and foreign tax authorities. In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize. While it is difficult to predict the final outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that is more likely than not to be realized.
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
Bunge recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, our financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Legislation for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. Pursuant to SAB 118, adjustments to the provisional amounts recorded by us as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to the tax expense from continuing operations in the period the amounts are determined.
Bunge recognized a provisional charge of $60 million in the fourth quarter of 2017, associated with revaluing deferred tax assets and liabilities at the new statutory rate, accruing the Transition Tax, and accruing incremental withholding taxes on future repatriation of earnings to the United States. During the first quarter of 2018, Bunge continued to analyze and refine its assessment of the Tax Act, which involves evaluating guidance from the U.S. taxing authorities and refining tax return positions. While Bunge has evaluated provisional amounts recorded in 2017, Bunge did not record any adjustments to the provisional amounts in the first quarter of 2018. Bunge expects to complete its analysis during 2018, and record an adjustment to tax expense if applicable. Bunge also expects to conclude on the policy election to be made in connection with the accounting for GILTI later in 2018.

10.	OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	March 31, 2018	December 31, 2017
Unrealized losses on derivative contracts, at fair value	$1,773	$897
Accrued liabilities	602	606
Advances on sales	310	406
Other	331	277
Total	$3,016	$2,186

11.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as cash and cash equivalents, trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Cash and cash equivalents, trade accounts receivable, trade accounts payable, and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 5 for trade structured finance program, Note 13 for deferred purchase price receivable related to sales of trade receivables, Note 8 for long-term receivables from farmers in Brazil, net and other long-term investments, and Note 12 for long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2018				December 31, 2017
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$4,550	$860	$5,410	$—	$3,691	$365	$4,056
Trade accounts receivable (1)	—	1	—	1	—	5	—	5
Unrealized gain on designated derivative contracts(2):
Interest rate	—	1	—	1	—	—	—	—
Foreign exchange	—	34	—	34	—	18	—	18
Unrealized gain on undesignated derivative contracts (2):
Interest rate	—	6	—	6	—	4	—	4
Foreign exchange	4	464	—	468	—	321	—	321
Commodities	146	634	26	806	115	389	19	523
Freight	19	—	11	30	18	—	8	26
Energy	10	—	—	10	18	—	—	18
Deferred purchase price receivable (Note 13 )	—	108	—	108	—	107	—	107
Other (3)	30	644	—	674	15	234	—	249
Total assets	$209	$6,442	$897	$7,548	$166	$4,769	$392	$5,327
Liabilities:
Trade accounts payable (1)	$—	$402	$317	$719	$—	$467	$116	$583
Unrealized loss on designated derivative contracts (4):
Interest rate	—	55	—	55	—	31	—	31
Foreign exchange	—	1	—	1	—	2	—	2
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	1	—	1	—	1	—	1
Foreign exchange	2	580	—	582	1	430	—	431
Commodities	199	925	22	1,146	141	271	20	432
Freight	25	—	9	34	15	—	3	18
Energy	8	1	1	10	9	2	2	13
Total liabilities	$234	$1,965	$349	$2,548	$166	$1,204	$141	$1,511

(1)	These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There are $3 million and $0 million included in other non-current assets at March 31, 2018 and December 31, 2017, respectively.

(3)	Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are $55 million and $31 million included in other non-current liabilities at March 31, 2018 and December 31, 2017, respectively.

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
Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at March 31, 2018 or December 31, 2017.
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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018 and 2017.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended March 31, 2018
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net	Total
Balance, January 1, 2018	$2	$365	$(116)	$251
Total gains and (losses), realized/unrealized included in cost of goods sold	(3)	63	10	70
Purchases	9	613	(248)	374
Sales	—	(279)	—	(279)
Issuances	(9)	—	—	(9)
Settlements	8	—	40	48
Transfers into Level 3	(2)	124	(3)	119
Transfers out of Level 3	—	(26)	—	(26)
Balance, March 31, 2018	$5	$860	$(317)	$548

1)
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, include gains/(losses) of $(12) million, $(3) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2018.

	Three Months Ended March 31, 2017
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

1)
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, includes gains/(losses) of $(54) million, $(13) million and $2 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2017.

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
Fair value hedges of interest rate risk - For certain long term debt that is issued at a fixed rate, Bunge enters into interest rate swaps to effectively convert the fixed interest rate to a variable interest rate. These swaps may be for the full term of the debt or for only a part of the term. As Bunge applies the shortcut method for all of its interest rate hedges on long term debt, the notional amount of the swap is equal to the amortized cost basis of the hedged debt.

Fair value hedges of currency risk - For certain loans that are not in the functional currency of the reporting entity holding them, Bunge enters into cross currency swaps to convert the risk to the functional currency of the entity. The changes in currency risk on the derivative go to Other income (expense), whereas, the coupon on the swap goes to interest income. Changes in basis risk are held in OCI until realized through the coupon.
Cash flow hedges of currency risk - Bunge manages currency risk on certain forecasted purchases and sales with currency forwards. The change in the value of the forward is classified in accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to sales or cost of goods sold. These hedges mature September 2018. Of the amount currently in accumulated other comprehensive income (loss), $3 million is expected to be reclassified to earnings in the next twelve months.
Net investment hedges - Bunge hedges the currency risk of certain of its foreign subsidiaries with currency forwards and intercompany loans for which the currency risk is remeasured through accumulated other comprehensive income (loss).
The table below provides information about the balance sheet values of hedged items and the notional amount of derivatives used in hedging strategies.

(US$ in millions)	March 31, 2018	December 31, 2017
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,272	$2,071
Cumulative adjustment to long-term debt from application of hedge accounting	$(54)	$(31)
Interest rate swap - notional amount	$2,336	$2,109

Fair value hedges of currency risk
Carrying value of hedged debt	$324	$—
Cumulative adjustment to long-term debt from application of hedge accounting	$—	$—
Cross currency swap - notional amount	$322	$—

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$155	$237

Net investment hedges
Foreign currency forward - notional amount	$340	$1,000
Carrying value of non-derivative hedging instrument	$982	$725
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
The table below summarizes the volume of economic derivatives as of March 31, 2018 and 2017. For those contracts traded bilaterally through the over-the-counter markets (forwards and swaps), the gross position is provided. For exchange traded (futures, FRAs, FFAs and options) and cleared positions (energy swaps), the net position is provided.

	March 31,
	2018		2017		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$251	$(1,967)	$1,476	$(2,048)	$ Notional
Futures	$—	$(2)	$—	$—	$ Notional
FRAs	$338	$(423)	$825	$—	$ Notional
Currency
Forwards	$12,351	$(11,948)	$8,341	$(9,515)	$ Notional
Swaps	$124	$(360)	$389	$(265)	$ Notional
Futures	$—	$(59)	$—	$(90)	$ Notional
Options	$868	$(761)	$157	$(230)	Delta
Agricultural commodities
Forwards	34,369,156	(33,458,373)	26,296,335	(35,909,050)	Metric Tons
Swaps	689,796	(10,663,868)	1,768,321	(6,932,933)	Metric Tons
Futures	5,707,101	—	768,446	—	Metric Tons
Options	505,421	—	—	(968,475)	Metric Tons
Ocean freight
FFA	—	(7,469)	1,264	—	Hire Days
FFA options	719	—	—	(985)	Hire Days
Natural gas
Swaps	3,852,305	—	1,236,469	—	MMBtus
Futures	1,553,303	—	5,167,500	—	MMBtus
Energy - other
Forwards	5,535,248	—	6,255,869	—	Metric Tons
Futures	35,743	—	—	(4,454)	Metric Tons
Options	—	—	—	(403)	Metric Tons
Swaps	221,500	—	271,900	—	Metric Tons

The Effect of Financial Instruments on the Condensed Consolidated Statements of Income
The table below summarizes the net effect of derivative instruments on the condensed consolidated statements of income for the three months ended March 31, 2018 and 2017.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)		2018	2017
Income statement classification	Type of derivative
Cost of goods sold
Economic hedges	Foreign currency	$(35)	$92
	Commodities	(260)	270
	Freight	(5)	(8)
	Energy	(2)	(10)
Total Cost of goods sold		$(302)	$344

Interest expense
Hedge accounting	Interest rate	$2	$5

Foreign currency gains (losses)
Hedge accounting	Foreign currency	$3	$—
Economic hedges	Foreign currency	(3)	77
Total Foreign currency gains (losses)		$—	$77

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$2	$5
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$19	$—
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$(17)	$(12)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		(1)	—

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		3	2

12.	DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At March 31, 2018, there were $458 million borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.
At March 31, 2018, Bunge had $3,296 million of unused and available borrowing capacity under its committed credit facilities totaling $5,015 million with a number of lending institutions.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2018		December 31, 2017
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$5,460	$5,567	$4,175	$4,337

On May 1, 2018, in connection with Bunge's previously announced strategy to reduce its exposure to the sugar milling business in Brazil, Bunge has entered into an unsecured $700 million, 5 year revolving credit facility, which upon fulfillment of certain conditions is convertible into a non-recourse secured term loan facility with the Company's sugar milling business as the borrower. This will provide future financial flexibility to the Company's sugar milling business on a stand-alone basis. Additionally, subject to lender approval, Bunge may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision set forth in the revolving credit facility.

13.	TRADE RECEIVABLES SECURITIZATION PROGRAM
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers that provides for funding of up to $700 million against receivables sold into the Program.

(US$ in millions)	March 31, 2018	December 31, 2017
Receivables sold which were derecognized from Bunge's balance sheet	$769	$810
Deferred purchase price included in other current assets	$108	$107

The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Three Months Ended March 31,
(US$ in millions)	2018	2017
Gross receivables sold	$2,322	$2,259
Proceeds received in cash related to transfer of receivables	$2,311	$2,252
Cash collections from customers on receivables previously sold	$2,462	$2,347
Discounts related to gross receivables sold included in SG&A	$3	$2

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

14.	RELATED PARTY TRANSACTIONS

Notes receivable - Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $22 million at March 31, 2018, which matures in June 2019, with interest based on 80% of CDI, the average one‑day interbank deposit rate in Brazil.
Bunge holds a note receivable from Solazyme Bunge Renewable Oils Cooperatief U.A., a 49.9% equity method investment in Brazil, having a carrying value of $9 million at March 31, 2018, with an interest rate based on 100% of CDI, the average one-day interbank deposit rate in Brazil.
Bunge holds a note receivable from its affiliate Bunge SCF Grain LLC, a 50% equity method investment, with a carrying value of $14 million at March 31, 2018, which matures on March 31, 2019, with an interest rate based on LIBOR.

In addition, Bunge held notes receivables from other related parties totaling $4 million at March 31, 2018.

Other - Bunge purchased soybeans and other commodity products and received port services from certain of its unconsolidated investees, totaling $271 million and $267 million for the three months ended March 31, 2018 and 2017, respectively.  Bunge also sold soybeans and other commodity products and provided port services to certain of its unconsolidated investees, totaling $94 million and $66 million for the three months ended March 31, 2018 and 2017, respectively.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at March 31, 2018 and December 31, 2017 are the following amounts related to these matters:

(US$ in millions)	March 31, 2018	December 31, 2017
Non-income tax claims	$159	$161
Labor claims	89	92
Civil and other claims	104	103
Total	$352	$356
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
On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. As of March 31, 2018, the accrued liability was 406 million Brazilian reais (approximately $122 million).
As of March 31, 2018, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued the outstanding claims as of:

(US$ in millions)	Years Examined	March 31, 2018	December 31, 2017
ICMS	1990 to Present	$275	$281
PIS/COFINS	2004 through 2012	$199	$200

Argentina Export Tax
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings, and claims related to its activities. In 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of March 31, 2018, totaled approximately $270 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.
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
Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2018:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1) (2)	$210
Residual value guarantee (3)	269
Total	$479

(1)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2018 through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At March 31, 2018, Bunge recorded no obligation related to these guarantees.

(2)
Bunge issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At March 31, 2018, Bunge recorded no obligation related to these guarantees.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At March 31, 2018, Bunge’s recorded obligation related to these guarantees was $2 million.

Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly‑owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  As of March 31, 2018,

Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $6,175 million related to these guarantees.  This debt includes the senior notes issued by three of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe, B.V. and Bunge N.A. Finance L.P.  There are largely no restrictions on the ability of Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.
16.    REDEEMABLE NONCONTROLLING INTEREST
In connection with the acquisition of a 70% ownership interest in Loders, the Company has entered into a put/call arrangement with the Loders' minority shareholder, and may be required or elect to purchase the additional 30% ownership interest in Loders within a specified timeframe.
The Company classifies these redeemable equity securities outside of permanent stockholders’ equity as the equity securities are redeemable at the option of the holder. The carrying amount of redeemable noncontrolling interests is the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss, equity capital contributions and distributions or (ii) the redemption value. Any resulting increases in the redemption amount, in excess of the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions, are affected by corresponding charges against retained earnings. Additionally, any such charges to retained earnings will affect net income (loss) available to Bunge common shareholders as part of Bunge's calculation of earnings per common share.

17.	EQUITY
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge.

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(5,547)	$(244)	$(140)	$1	$(5,930)
Other comprehensive income (loss) before reclassifications	(15)	3	(1)	—	(13)
Amount reclassified from accumulated other comprehensive income	—	(3)	—	(1)	(4)
Balance, March 31, 2018	$(5,562)	$(244)	$(141)	$—	$(5,947)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(5,734)	$(102)	$(145)	$3	$(5,978)
Other comprehensive income (loss) before reclassifications	261	(7)	—	—	254
Amount reclassified from accumulated other comprehensive income	—	(2)	—	—	(2)
Balance, March 31, 2017	$(5,473)	$(111)	$(145)	$3	$(5,726)

18.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(US$ in millions, except for share data)	2018	2017
Income (loss) from continuing operations	$(17)	$54
Net (income) loss attributable to noncontrolling interests	(2)	(1)
Income (loss) from continuing operations attributable to Bunge	(19)	53
Convertible preference share dividends	(8)	(8)
Income (loss) from discontinued operations, net of tax	(2)	(6)
Net income (loss) available to Bunge common shareholders	$(29)	$39

Weighted-average number of common shares outstanding:
Basic	140,736,907	139,752,305
Effect of dilutive shares:
—stock options and awards (1)	—	1,144,851
—convertible preference shares (2)	—	—
Diluted	140,736,907	140,897,156

Basic earnings per common share:
Net income (loss) from continuing operations	$(0.20)	$0.31
Net income (loss) from discontinued operations	(0.01)	(0.04)
Net income (loss) attributable to Bunge common shareholders—basic	$(0.21)	$0.27

Diluted earnings per common share:
Net income (loss) from continuing operations	$(0.20)	$0.31
Net income (loss) from discontinued operations	(0.01)	(0.04)
Net income (loss) attributable to Bunge common shareholders—diluted	$(0.21)	$0.27

(1)
Weighted-average common shares outstanding-diluted excludes approximately 7 million and 2 million outstanding stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended March 31, 2018 and 2017, respectively.

(2)
Weighted-average common shares outstanding-diluted excludes approximately 8 million and 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the computation of earnings per share for the three months ended March 31, 2018 and 2017, respectively.

19.	SEGMENT INFORMATION
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

	Three Months Ended March 31, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$7,462	$2,149	$409	$563	$58	$—	$10,641
Inter–segment revenues	1,066	37	—	18	—	(1,121)	—
Foreign exchange gains (losses)	—	(1)	2	1	(2)	—	—
Noncontrolling interests (1)	—	(3)	—	1	(1)	1	(2)
Other income (expense) – net	24	(3)	—	2	1	—	24
Segment EBIT (2)	42	28	17	(24)	(2)	—	61
Discontinued operations (3)	—	—	—	—	—	(2)	(2)
Depreciation, depletion and amortization	(67)	(32)	(15)	(26)	(2)	—	(142)
Total assets	14,531	4,346	1,608	2,124	297	178	23,084

	Three Months Ended March 31, 2017
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$7,819	$1,880	$382	$988	$52	$—	$11,121
Inter–segment revenues	1,012	38	5	—	—	(1,055)	—
Foreign exchange gains (losses)	49	3	—	5	(1)	—	56
Noncontrolling interests (1)	—	(2)	—	—	—	1	(1)
Other income (expense) – net	3	(2)	(2)	(2)	—	—	(3)
Segment EBIT (2)	109	36	9	(17)	(4)	—	133
Discontinued operations (3)	—	—	—	—	—	(6)	(6)
Depreciation, depletion and amortization	(61)	(24)	(15)	(27)	(3)	—	(130)
Total assets	13,303	2,418	1,535	2,819	358	187	20,620

(1)	Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest.

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

(3)	Represents net income (loss) from discontinued operations.

A reconciliation of total Segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended March 31,
(US$ in millions)	2018	2017
Total Segment EBIT from continuing operations	$61	$133
Interest income	8	12
Interest expense	(70)	(65)
Income tax (expense) benefit	(19)	(28)
Income (loss) from discontinued operations, net of tax	(2)	(6)
Noncontrolling interests' share of interest and tax	1	1
Net income (loss) attributable to Bunge	$(21)	$47

The following tables provides a disaggregation of net sales to external customers between sales from contracts with customers and revenue from other arrangements:

	Three Months Ended March 31, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from contracts with customers	$324	$1,726	$397	$112	$58	$2,617
Revenue from other arrangements	7,138	423	12	451	—	8,024
Net sales to external customers	7,462	2,149	409	563	58	10,641

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
You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2018 Overview

You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2017 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 for a discussion of our internal controls over financial reporting.

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

Segment Overview

Agribusiness - EBIT for the first quarter of 2018 was $42 million compared to $109 million in the first quarter of 2017. A significant increase in global soy crush margins primarily due to reduced crush capacity in Argentina generated losses on forward positions in our oilseed processing business. These losses which were recorded in the first quarter of 2018 more than offset increased volumes and margins in our grain origination business and strong contributions from risk management.
Edible Oil Products - EBIT for the first quarter of 2018 was $28 million compared to $36 million in the first quarter of 2017. Higher volumes and margins in most regions were offset by lower packaged oil margins in Brazil from a surplus of soybean oil and strong competition. The first quarter of 2018 was also impacted by integration costs related to our acquisition of a 70% ownership interest IOI Loders Croklaan (“Loders”) on March 1, 2018, and program and employee benefits costs related to our Global Competitiveness Program ("GCP").
Milling Products - EBIT for the first quarter of 2018 was $17 million compared to $9 million in the first quarter of 2017. The increase in segment performance was primarily driven by our North American operations. In Mexico, results benefited from higher volumes and reduced SG&A costs. In the U.S., margins improved from better corn quality and higher crop yields. Brazil results were comparable to first quarter 2017, as higher volumes were offset by lower margins from strong competition.
Sugar and Bioenergy - EBIT for the first quarter of 2018 was a loss of $24 million compared to a loss of $17 million in the first quarter of 2017. Our sugarcane milling operations were impacted by a 30% decrease in sugar prices and lower sales volumes compared to the first quarter 2017.
Fertilizer - EBIT for the first quarter of 2018 was a loss of $2 million compared to a loss of $4 million in the first quarter of 2017. Increases in margins and maintaining SG&A spend at consistent levels with that of the first quarter of 2017 contributed to the improved results.
Segment Results
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Income (Loss) Attributable to Bunge - For the quarter ended March 31, 2018, net income attributable to Bunge decreased by $68 million to $(21) million from $47 million in the quarter ended March 31, 2017. This decrease resulted primarily from a decrease in segment EBIT of $72 million, particularly in Agribusiness, which was impacted by significant unrealized losses in our oilseed processing business.
Income Tax Expense - In the quarter ended March 31, 2018, income tax expense was $19 million compared to $28 million in the quarter ended March 31, 2017. The effective income tax rate in the first quarter is driven primarily by low pretax income and the effect of losses from entities for which no tax benefit is recorded.
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended March 31,
(US$ in millions, except volumes)	2018	2017
Volumes (in thousands of metric tons):
Agribusiness	35,805	35,023
Edible Oil Products	2,008	1,789
Milling Products	1,135	1,074
Sugar and Bioenergy	1,447	1,847
Fertilizer	172	162

Net sales:
Agribusiness	$7,462	$7,819
Edible Oil Products	2,149	1,880
Milling Products	409	382
Sugar and Bioenergy	563	988
Fertilizer	58	52
Total	$10,641	$11,121

Cost of goods sold:
Agribusiness	$(7,259)	$(7,541)
Edible Oil Products	(2,023)	(1,757)
Milling Products	(355)	(334)
Sugar and Bioenergy	(567)	(979)
Fertilizer	(53)	(50)
Total	$(10,257)	$(10,661)

Gross profit:
Agribusiness	$203	$278
Edible Oil Products	126	123
Milling Products	54	48
Sugar and Bioenergy	(4)	9
Fertilizer	5	2
Total	$384	$460

Selling, general and administrative expenses:
Agribusiness	$(185)	$(221)
Edible Oil Products	(91)	(86)
Milling Products	(39)	(37)
Sugar and Bioenergy	(24)	(29)

Fertilizer	(5)	(5)
Total	$(344)	$(378)

Foreign exchange gains (losses):
Agribusiness	$—	$49
Edible Oil Products	(1)	3
Milling Products	2	—
Sugar and Bioenergy	1	5
Fertilizer	(2)	(1)
Total	$—	$56

Noncontrolling interest losses (gains):
Agribusiness	$—	$—
Edible Oil Products	(3)	(2)
Milling Products	—	—
Sugar and Bioenergy	1	—
Fertilizer	(1)	—
Total	$(3)	$(2)

Other income (expense) - net:
Agribusiness	$24	$3
Edible Oil Products	(3)	(2)
Milling Products	—	(2)
Sugar and Bioenergy	2	(2)
Fertilizer	1	—
Total	$24	$(3)

Segment EBIT:
Agribusiness	$42	$109
Edible Oil Products	28	36
Milling Products	17	9
Sugar and Bioenergy	(24)	(17)
Fertilizer	(2)	(4)
Total	$61	$133
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2018	2017
Net income (loss) attributable to Bunge	$(21)	$47
Interest income	(8)	(12)
Interest expense	70	65
Income tax expense (benefit)	19	28
(Income) loss from discontinued operations, net of tax	2	6
Noncontrolling interest's share of interest and tax	(1)	(1)
Total Segment EBIT	$61	$133

Agribusiness Segment - Agribusiness segment net sales decreased by 5% to $7.5 billion in the first quarter of 2018, compared to $7.8 billion in the first quarter of 2017. An increase in volumes in our grain origination business from the first quarter 2017 and higher commodity prices were primarily offset by lower net sales in our oilseed processing and oilseed trading and distribution businesses.

Cost of goods sold decreased by 4%, substantially in line with the decreases in net sales noted above. Additionally, the first quarter of 2018 was impacted by higher industrial costs and depreciation from the acquisition of two oilseed processing facilities in Western Europe in February 2017.

Gross profit decreased by $75 million in the first quarter of 2018 to $203 million from $278 million in the first quarter of 2017. The combination of strong soymeal demand and expectations for reduced crush volumes in Argentina due to the smaller crop drove global soy processing margins higher, which generated negative mark-to-market on forward positions. This was only partially offset by increased contributions from risk management and increased volumes and margins in our grain origination business.

SG&A expenses decreased $36 million to $185 million in the first quarter of 2018. SG&A expenses in 2018 include one-time employee separation costs and professional services charges of $10 million related to our GCP. SG&A expenses in the first quarter of 2017 includes one-time charges of a $9 million credit adjustment in Brazil and $7 million of transaction related costs associated with the acquisition of two oilseed processing facilities in Western Europe.

Foreign exchange results in the first quarter of 2018 were nil, compared to gains of $49 million in the first quarter of 2017, primarily driven by losses on U.S. dollar loans to fund operations.

Other income (expenses) - net was income of $24 million in the first quarter of 2018, compared to income of $3 million in the first quarter of 2017. Results in the first quarter 2018 included income earned primarily in our Financial Services Group.

Segment EBIT decreased by $67 million to $42 million in the first quarter of 2018 from $109 million in the first quarter of 2017. The combination of strong soymeal demand and expectations for reduced crush volumes in Argentina drove global soy processing margins higher, which generated negative mark-to-market on forward positions which more than offset increased volumes and margins in our grain origination business and increased contributions from risk management. The first quarter 2018 EBIT also includes one-time employee separation costs and professional services charges of $10 million related to our GCP and income earned in our Financial Services Group.

Edible Oil Products Segment - Edible Oil Products segment net sales increased by 14% in the first quarter of 2018 to $2.1 billion, compared to $1.9 billion in the first quarter of 2017, resulting primarily from a 12% increase in volumes, driven by our acquisition of a 70% ownership interest Loders in March 2018, our acquisitions of edible oil production facilities in Europe in 2017 and increased volumes in Asia. This was partially offset by a decrease in Brazil as a surplus of soybean oil in the market pressured retail prices.

Cost of goods sold in the first quarter of 2018 increased 15% from the same period of 2017, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisitions and increased volumes in Asia.

Gross profit in the first quarter of 2018 increased to $126 million compared to $123 million for the first quarter of 2017. The increase was primarily driven by higher volumes and margins in most regions and lower costs from our cost improvement initiatives, offset by lower margins in our Brazilian packaged oil business from the excess supply of oil.

SG&A expenses increased by 6% to $91 million in the first quarter of 2018 compared with $86 million in the same period a year ago. The increase primarily related to integration costs of $5 million and general and administrative expenses related to our acquisition of a 70% ownership interest in Loders. Additionally, increased general and administrative expenses related to our acquisition of an edible oil production facility in Argentina were offset by a 26% depreciation of the Argentine Peso. Also, the first quarter of 2018 includes one-time employee separation costs and professional services related to our GCP. SG&A expenses in the first quarter of 2017 included acquisition costs related to our purchase of food processing facilities in Europe.

Segment EBIT of $28 million for the first quarter of 2018, decreased 22% from $36 million in the first quarter of 2017. Increases to gross profit from higher volumes and margins in most regions and lower costs from our cost initiative programs were more than offset by weaker margins in Brazil. Additionally, integration costs, added general and administrative expenses related to our acquisition of a 70% ownership interest in Loders and charges related to our GCP impacted the first quarter of 2018.

Milling Products Segment - Milling Products segment net sales were $409 million in the first quarter of 2018, 7% higher compared to $382 million for the same period a year ago, resulting primarily from a 6% increase in volumes in Mexico and Brazil.

Cost of goods sold increased by 6% to $355 million for the first quarter of 2018 from $334 million in the first quarter of 2017, aligned with the increase in net sales and driven by an increase in volumes.

Gross profit increased by 13% to $54 million in the first quarter of 2018, from $48 million in the first quarter of 2017. Increased volumes in Mexico and Brazil and stronger margins in the U.S. more than offset lower margins in Brazil.

SG&A expenses increased to $39 million in the first quarter of 2018 from $37 million in 2017. The increase is primarily driven by added general and administrative costs in Mexico to restructure our sales force and also includes one-time employee separation costs and professional services related to our GCP.

Segment EBIT increased to $17 million in the first quarter of 2018, from $9 million last year, primarily as a result of increased volumes in Mexico and Brazil and stronger margins in the U.S.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased 43% to $563 million in the first quarter of 2018 compared to $988 million in the same quarter last year. The decrease in net sales was primarily driven by a decrease in trading and merchandising sales volumes.

Cost of goods sold decreased 42% in the first quarter of 2018 compared to the same period of 2017, which is in line with the decrease in net sales. The first quarter of 2018 results also included $3 million of restructuring charges compared to $6 million of severance and restructuring charges in the first quarter of 2017 related to our industrial operations.

Gross profit decreased to a loss of $4 million in the first quarter of 2018 from a $9 million profit reported in the first quarter of 2017, primarily due to a 30% decrease in sugar prices and lower sales volumes in our sugar milling operations that more than offset stronger contributions from risk management in our sugar trading and merchandising operations.

SG&A expenses of $24 million in the first quarter of 2018 decreased by 17% compared to the same period of 2017, primarily due to an arbitration settlement in our favor for customer defaults previously recognized as bad debt expense of $5 million in our sugar trading and merchandising operations, partially offset by professional services costs related to our GCP.

Foreign exchange results in the first quarter of 2018 were gains of $1 million compared to $5 million in the same period of 2017. These results relate primarily to foreign currency hedges.

Segment EBIT decreased to a loss of $24 million in the first quarter of 2018 from a loss of $17 million in the first quarter of 2017, primarily due to lower prices and lower sales volumes in our sugar milling operations that more than offset increased contributions from risk management and the benefit from an arbitration settlement in our sugar trading & merchandising operations. The first quarter results were also impacted by $3 million of restructuring charges related to our industrial operations and charges related to our GCP. The first quarter of 2017 included $6 million of severance and restructuring charges in our industrial operations.

Fertilizer Segment - Fertilizer segment net sales were $58 million in the first quarter of 2018 compared to $52 million in the first quarter of 2017, primarily due to an increase in volumes in Argentina.

Cost of goods sold increased to $53 million in the first quarter of 2018, from $50 million with the first quarter of 2017.

Gross profit increased by $3 million to $5 million in the first quarter of 2018, from $2 million in the comparable period of 2017, primarily driven by the increase in volumes and stronger margins in Argentina.

SG&A expenses were $5 million in the first quarter of 2018, compared to $5 million in the comparable period of 2017.

Segment EBIT increased by $2 million to a loss of $2 million in the first quarter of 2018 as compared to a loss of $4 million in the same period a year ago. The increase was primarily due to higher gross profit from increased volumes and stronger margins in Argentina and maintaining SG&A expenses compared to first quarter of 2017.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended March 31,
(US$ in millions)	2018	2017
Interest income	$8	$12
Interest expense	(70)	(65)

Interest income decreased to $8 million in the first quarter of 2018 compared to $12 million in the first quarter of 2017. Interest expense increased primarily due to impacts from interest rate hedges.

Discontinued Operations - Discontinued operations results for the first quarter of 2018 were a loss of $2 million. Ongoing administrative expenses and interest expense were partially offset by recovery of bad debt provisions.
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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.56 and 1.67 at March 31, 2018 and December 31, 2017, respectively.
Cash and Cash Equivalents - Cash and cash equivalents were $287 million and $601 million at March 31, 2018 and December 31, 2017, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.
Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $5,255 million and $3,865 million at March 31, 2018 and December 31, 2017, respectively. Of these amounts $4,043 million and $2,694 million were attributable to merchandising activities at March 31, 2018 and December 31, 2017, respectively. RMI at fair value in the aggregate amount of $97 million and $115 million at March 31, 2018 and December 31, 2017, respectively, were included in our Edible Oil Products segment inventories. RMI at fair value in the Sugar and Bioenergy segment were $58 million and $76 million at March 31, 2018 and December 31, 2017, respectively. Of these amounts, $52 million and $73 million at March 31, 2018 and December 31, 2017, respectively, can be attributed to our merchandising business.
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
Revolving Credit Facilities - At March 31, 2018, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $3,296 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	March 31, 2018	March 31, 2018	December 31, 2017
Commercial paper	2019	$600	$458	$—
Long-term revolving credit facilities (1)	2018 - 2022	4,415	1,261	—
Total		$5,015	$1,719	$—

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

We had $1,154 million of borrowings outstanding at March 31, 2018 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2020 (the ‘‘2020 Facility’’). Borrowings under the 2020 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the 2020 Facility. Amounts under the 2020 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the 2020 Facility by up to $250 million pursuant to an accordion provision. We have the option to request an extension of the maturity date of the 2020 Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such extension request.
We had $107 million of borrowings outstanding March 31, 2018 under our unsecured $865 million revolving credit agreement, maturing September 6, 2022 ( the "2022 Credit Agreement"). Borrowings under the 2022 Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2022 Credit Agreement that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the 2022 Credit Agreement at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
We had no borrowings outstanding at March 31, 2018 under our three-year unsecured bilateral revolving credit facilities totaling $700 million, which are maturing at various dates in June and September, 2019 (the “2019 Facilities”). Borrowings under the 2019 Facilities bear interest at LIBOR plus a margin, which will vary from 0.65% to 1.40% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2019 Facilities that remain undrawn are subject to a commitment fee payable at a rate ranging from 0.20% to 0.25%.
We had no borrowings outstanding at March 31, 2018 under our $1,100 million five-year unsecured syndicated revolving credit agreement with certain lenders party thereto, maturing November 20, 2019 (the ‘‘2019 Credit Agreement’’). Borrowings under the 2019 Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At March 31, 2018, $458 million was outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At March 31, 2018 there was $200 million outstanding under these bilateral short-term credit lines.
On May 1, 2018, in connection with our previously announced strategy to reduce our exposure to the sugar milling business in Brazil, we have entered into an unsecured $700 million, 5 year revolving credit facility, which upon fulfillment of certain conditions is convertible into a non-recourse secured term loan facility with the our sugar milling business as the borrower. This will provide future financial flexibility to our sugar milling business on a stand-alone basis. Additionally, subject to lender approval, we may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision set forth in the revolving credit facility.
Short and long-term debt - Our short and long-term debt increased by $2,274 million at March 31, 2018 from December 31, 2017, primarily due to the Loders acquisition and funding of working capital financing requirements. For the three month period ended March 31, 2018, our average short and long-term debt outstanding was approximately $5,590 million compared to approximately $4,976 million for the three months ended at March 31, 2017. Our long-term debt balance was $5,460 million at March 31, 2018 compared to $4,175 million at December 31, 2017. The following table summarizes our short-term debt at March 31, 2018.

(US$ in millions)	Outstanding Balance at March 31, 2018	Weighted Average Interest Rate at March 31, 2018 (1)	Highest Balance Outstanding During Quarter Ended March 31, 2018 (1)	Average Balance During Quarter Ended March 31, 2018 (1)	Weighted Average Interest Rate During Quarter Ended March 31, 2018 (1)
Bank borrowings	$835	5.10%	$835	$616	5.82%
Commercial paper	458	2.10%	597	388	1.90%
Total	$1,293	4.04%	$1,432	$1,004	4.30%

(1)
Includes $218 million of local currency bank borrowings in certain Central and Eastern European, South American, African and Asia Pacific countries at a weighted average interest rate of 14.33% as of March 31, 2018.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	March 31, 2018	December 31, 2017
Short-term debt: (1)
Short-term debt (2)	$1,293	$304
Current portion of long-term debt	14	15
Total short-term debt	1,307	319
Long-term debt (3):

Revolving credit facility expiry 2020	1,154	—
Revolving credit facility expiry 2022	107	—
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	268	253
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	57	53
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
8.50% Senior Notes due 2019	599	599
3.50% Senior Notes due 2020	498	497
3.00% Senior Notes due 2022	397	396
1.85% Senior Notes due 2023 - Euro	986	960
3.25% Senior Notes due 2026	694	694
3.75% Senior Notes due 2027	594	593
Other	21	45
Subtotal	5,460	4,175
Less: Current portion of long-term debt	(14)	(15)
Total long-term debt	5,446	4,160
Total debt	$6,753	$4,479

(1)	Includes secured debt of $4 million and $5 million at March 31, 2018 and December 31, 2017, respectively.

(2)
Includes $218 million and $179 million of local currency bank borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 14.33% and 15.03% as of March 31, 2018 and December 31, 2017, respectively.

(3)	Includes secured debt of $28 million and $24 million at March 31, 2018 and December 31, 2017, respectively.
Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2018 was as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Stable
Moody’s	P-1	Baa2	Negative
Fitch	F1	BBB	Negative

(1)	Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2018.
Trade Receivable Securitization Program - Bunge and certain of its subsidiaries participate in $700 million trade receivables securitization program, which terminates on May 26, 2021. However, each committed purchaser’s commitment to fund trade receivables sold under the Program will terminate on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement.
Equity
Total equity is set forth in the following table:

(US$ in millions)	March 31, 2018	December 31, 2017
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,233	5,226
Retained earnings	8,008	8,081
Accumulated other comprehensive income	(5,947)	(5,930)
Treasury shares, at cost - 2018 and 2017 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	7,065	7,148
Noncontrolling interest	212	209
Total equity	$7,277	$7,357
Total Bunge shareholders’ equity was $7,065 million at March 31, 2018 compared to $7,148 million at December 31, 2017. The decrease in shareholders’ equity was primarily due to $21 million net loss attributable to Bunge and declared dividends to common and preferred shareholders of $65 million and $8 million, respectively, for the three months ended March 31, 2018.
Noncontrolling interest increased to $212 million at March 31, 2018 from $209 million at December 31, 2017, primarily due to income attributable to our noncontrolling interest entities and the effect of currency translation.
As of March 31, 2018, we had 6,899,700 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1737 Bunge Limited common shares, based on the conversion price of $85.20 per share, subject to certain additional anti-dilution adjustments (which represents 8,098,178 Bunge Limited common shares at March 31, 2018). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
For the three months ended March 31, 2018, our cash and cash equivalents, and restricted cash decreased by $313 million, compared to a decrease of $258 million in cash and cash equivalents for the three months ended March 31, 2017.
Cash used for operating activities was $1,542 million for the three months ended March 31, 2018 compared to $603 million for the three months ended March 31, 2017. Net cash outflows for operating activities was higher for the three months ended March 31, 2018, primarily due to the use of cash for net operating assets and liabilities compared to the three months ended March 31, 2017. Cash provided by (used for) operating activities for all periods presented reflects the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which changed the presentation of cash flows in relation to our trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollars at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the three months ended March 31, 2018 and 2017, we recorded a foreign exchange loss of $33 million and a loss of $14 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gain) loss on net debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have no impact on cash flows from operations.
Cash used for investing activities was $938 million in the three months ended March 31, 2018 compared to $51 million in the three months ended March 31, 2017. For the three months ended March 31, 2018, payments were made for capital expenditures of $105 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil, as well as other capital projects at various facilities. In addition, we acquired Loders for $895 million, net of cash acquired and Minsa Corporation for $73 million, net of cash acquired. These payments were partially offset by proceeds of $431 million from beneficial interests in securitized trade receivables. For the three months ended March 31, 2017, payments made for capital expenditures were $182 million, primarily related to upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business in Brazil and the expansion of a crushing facility in Brazil. In addition, we acquired two oilseed processing plants in the Netherlands and France for $344 million, subject to working capital adjustments, an olive oil and seed oil producer in Turkey for $23 million, net of cash acquired. These payments were partially offset by proceeds of $556 million from beneficial interests in securitized trade receivables.
Cash provided by financing activities was $2,174 million in the three months ended March 31, 2018, compared to $376 million in the three months ended March 31, 2017. In the three months ended March 31, 2018, the net increase of $2,248 million in borrowings was primarily related to the funding of acquisitions, higher working capital needs and to finance capital expenditures. In addition, we paid dividends of $73 million to our common shareholders and holders of our convertible preference shares. In the three months ended March 31, 2017, the net increase of $402 million in borrowings was primarily used to fund acquisitions and finance capital expenditures. In addition, we paid dividends of $67 million to our common shareholders and holders of our convertible preference shares.

Off-Balance Sheet Arrangements
Guarantees - We have issued or were a party to the following guarantees at March 31, 2018:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)(2)	$210
Residual value guarantee (3)	269
Total	$479

(1)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2018 through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At March 31, 2018, we recorded no obligation related to these guarantees.

(2)
We issued guarantees to certain third parties related to performance of our unconsolidated affiliates. The term of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At March 31, 2018, we recorded no obligation related to these guarantees.

(3)
We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At March 31, 2018, our recorded obligation related to these guarantees was $2 million.

We have provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its 100% owned subsidiaries. At March 31, 2018, debt with a carrying amount of $6,175 million related to these guarantees is included in our condensed consolidated balance sheet. This debt includes the senior notes issued by three of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are no significant restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.
Dividends
We paid a regular quarterly cash dividend of $0.46 per share on March 2, 2018 to common shareholders of record on February 16, 2018. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2018 to shareholders of record on February 15, 2018. On March 14, 2018, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.46 per common share. The dividend will be payable on June 4, 2018 to common shareholders of record on May 21, 2018. We also announced on March 14, 2018 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2018 to shareholders of record on May 15, 2018.
Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission. There were no material changes to Bunge’s critical accounting policies during the three months ended March 31, 2018. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

	Three Months Ended March 31, 2018		Year Ended December 31, 2017
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$1,431	$(143)	$685	$(69)
Lowest daily aggregated position value	$189	$(19)	$(711)	$(71)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2018 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign currency gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in other comprehensive income (loss) are foreign currency gains of $3 million for the three months ended March 31, 2018 and foreign exchange losses of $16 million for the year ended December 31, 2017 related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt based on market yields at March 31, 2018, was $6,860 million with a carrying value of $6,753 million. There was no significant change in our interest rate risk at March 31, 2018.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at March 31, 2018 would result in a decrease of approximately $49 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at March 31, 2018 would cause an increase of approximately $52 million in the fair value of our debt.
A hypothetical 1% change in LIBOR would result in a change of approximately $53 million in our interest expense on our variable rate debt at March 31, 2018. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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
As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Controls Over Financial Reporting - There have been no changes in the Company’s internal controls over financial reporting during the first quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Note 15 to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $83 million and $75 million, for labor and civil claims respectively, as of March 31, 2018. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 119 million Brazilian reais (approximately $36 million as of March 31, 2018) related to a legacy environmental claim in Brazil.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: May 2, 2018	By:	/s/ Thomas M. Boehlert
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

101
The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith.
E-1