Form 10-Q
period 2018-06-30
Bunge LTD
filed 2018-08-01
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934).  Yes    No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒
As of July 27, 2018 the number of shares issued of the registrant was:
Common shares, par value $.01 per share: 141,070,472

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$12,147	$11,645	$22,788	$22,766
Cost of goods sold	(11,605)	(11,290)	(21,862)	(21,951)
Gross profit	542	355	926	815
Selling, general and administrative expenses	(377)	(326)	(721)	(702)
Interest income	6	8	14	20
Interest expense	(94)	(62)	(164)	(127)
Foreign exchange gains (losses)	(96)	51	(96)	107
Other income (expense) – net	4	—	28	(5)
Income (loss) from continuing operations before income tax	(15)	26	(13)	108
Income tax (expense) benefit	(2)	55	(21)	27
Income (loss) from continuing operations	(17)	81	(34)	135
Income (loss) from discontinued operations, net of tax	7	6	5	—
Net income (loss)	(10)	87	(29)	135
Net (income) loss attributable to noncontrolling interests	(2)	(6)	(4)	(7)
Net income (loss) attributable to Bunge	(12)	81	(33)	128
Convertible preference share dividends	(9)	(9)	(17)	(17)
Net income (loss) available to Bunge common shareholders	$(21)	$72	$(50)	$111

Earnings per common share—basic (Note 18)
Net income (loss) from continuing operations	$(0.20)	$0.48	$(0.39)	$0.79
Net income (loss) from discontinued operations	0.05	0.04	0.03	—
Net income (loss) attributable to Bunge common shareholders	$(0.15)	$0.52	$(0.36)	$0.79

Earnings per common share—diluted (Note 18)
Net income (loss) from continuing operations	$(0.20)	$0.48	$(0.39)	$0.79
Net income (loss) from discontinued operations	0.05	0.03	0.03	—
Net income (loss) attributable to Bunge common shareholders	$(0.15)	$0.51	$(0.36)	$0.79

Dividends declared per common share	$0.50	$0.46	$0.96	$0.88
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(10)	$87	$(29)	$135
Other comprehensive income (loss):
Foreign exchange translation adjustment (1)	(1,024)	(140)	(1,036)	126
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of $2 and $2 in 2018 and nil and nil in 2017	161	(64)	164	(71)
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil and nil in 2018 and $1 and $1 in 2017	—	1	—	1
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil and nil in 2018 and nil and nil in 2017	3	(17)	(1)	(19)
Pension adjustment, net of tax (expense) benefit of nil and nil in 2018 and nil and nil in 2017	2	—	1	—
Total other comprehensive income (loss)	(858)	(220)	(872)	37
Total comprehensive income (loss)	(868)	(133)	(901)	172
Less: comprehensive (income) loss attributable to noncontrolling interests	8	(11)	3	(17)
Total comprehensive income (loss) attributable to Bunge	$(860)	$(144)	$(898)	$155
(1) Includes the release of cumulative translation adjustments upon the disposition of the Company's foreign subsidiaries, which is recorded in Other income (expense) - net in the condensed consolidated statements of income.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$221	$601
Trade accounts receivable (less allowances of $119 and $107) (Note 13)	1,814	1,501
Inventories (Note 6)	7,062	5,074
Other current assets (Note 7)	4,421	3,227
Total current assets	13,518	10,403
Property, plant and equipment, net	5,274	5,310
Goodwill	728	515
Other intangible assets, net	738	323
Investments in affiliates	448	461
Deferred income taxes	510	516
Time deposits under trade structured finance program (Note 5)	—	315
Other non-current assets (Note 8)	908	1,028
Total assets	$22,124	$18,871
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,363	$304
Current portion of long-term debt (Note 12)	625	15
Letter of credit obligations under trade structured finance program (Note 5)	—	315
Trade accounts payable (includes $574 and $583 carried at fair value)	3,138	3,395
Other current liabilities (Note 10)	2,917	2,186
Total current liabilities	9,043	6,215
Long-term debt (Note 12)	4,992	4,160
Deferred income taxes	355	223
Other non-current liabilities	950	916
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 16)	441	—
Equity (Note 17):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2018 - 6,899,683 shares and 2017 - 6,899,700 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2018 – 141,065,939 shares, 2017 – 140,646,829 shares	1	1
Additional paid-in capital	5,253	5,226
Retained earnings	7,917	8,081
Accumulated other comprehensive income (loss) (Note 17)	(6,795)	(5,930)
Treasury shares, at cost - 2018 and 2017 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	6,146	7,148
Noncontrolling interests	197	209
Total equity	6,343	7,357
Total liabilities, redeemable noncontrolling interest and equity	$22,124	$18,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$(29)	$135
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	4	4
Foreign exchange (gain) loss on net debt	171	(33)
Bad debt expense	23	8
Depreciation, depletion and amortization	304	282
Share-based compensation expense	21	17
Deferred income tax (benefit)	(50)	(2)
Other, net	5	14
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(245)	(93)
Inventories	(2,202)	(532)
Secured advances to suppliers	(308)	125
Trade accounts payable and accrued liabilities	(48)	98
Advances on sales	(80)	(149)
Net unrealized gain (loss) on derivative contracts	262	(36)
Margin deposits	(217)	(45)
Marketable securities	(56)	(146)
Beneficial interest in securitized trade receivables	(863)	(841)
Other, net	(30)	(115)
Cash provided by (used for) operating activities	(3,338)	(1,309)
INVESTING ACTIVITIES
Payments made for capital expenditures	(220)	(342)
Acquisitions of businesses (net of cash acquired)	(968)	(394)
Proceeds from investments	945	119
Payments for investments	(1,082)	(160)
Proceeds from beneficial interest in securitized trade receivables	853	832
Payments for investments in affiliates	—	(68)
Other, net	44	8
Cash provided by (used for) investing activities	(428)	(5)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	1,903	759
Proceeds from short-term debt with maturities greater than 90 days	231	380
Repayments of short-term debt with maturities greater than 90 days	(63)	(138)
Proceeds from long-term debt	5,926	3,872
Repayments of long-term debt	(4,430)	(3,853)
Proceeds from the exercise of options for common shares	11	57
Dividends paid	(147)	(135)
Other, net	(13)	(6)
Cash provided by (used for) financing activities	3,418	936
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(32)	21
Net increase (decrease) in cash and cash equivalents, and restricted cash	(380)	(357)
Cash and cash equivalents, and restricted cash - beginning of period	605	938
Cash and cash equivalents, and restricted cash - end of period	$225	$581
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2018	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
Net income (loss)	1	—	—	—	—	—	(33)	—	—	3	(30)
Other comprehensive income (loss)	(21)	—	—	—	—	—	—	(865)	—	(7)	(872)
Dividends on common shares	—	—	—	—	—	—	(135)	—	—	—	(135)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(2)	(2)
Acquisition of noncontrolling interest	461	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	21	—	—	—	—	21
Impact of adoption of new accounting standards (1)	—	—	—	—	—	—	21	—	—	—	21
Issuance of common shares	—	(17)	—	419,110	—	6	—	—	—	—	6
Balance, June 30, 2018	$441	6,899,683	$690	141,065,939	$1	$5,253	$7,917	$(6,795)	$(920)	$197	$6,343
(1) See Note 2 for further details.

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2017	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343
Net income (loss)	—	—	—	—	—	—	128	—	—	7	135
Other comprehensive income (loss)	—	—	—	—	—	—	—	27	—	10	37
Dividends on common shares	—	—	—	—	—	—	(124)	—	—	—	(124)
Dividends on preference shares	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Share-based compensation expense	—	—	—	—	—	17	—	—	—	—	17
Issuance of common shares	—	(300)	—	1,090,894	—	52	—	—	—	—	52
Balance, June 30, 2017	$—	6,899,700	$690	140,591,756	$1	$5,212	$8,195	$(5,951)	$(920)	$208	$7,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2017 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, forming part of Bunge’s 2017 Annual Report on Form 10-K filed with the SEC on February 23, 2018.
Translation of Foreign Currency Financial Statements
Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency and, as such, amounts included in the consolidated statements of income, comprehensive income (loss), cash flows and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then such foreign entity's financial statements shall be remeasured as if the functional currency were the reporting currency.
Bunge has significant operations in Argentina and, as of June 30, 2018, has utilized the official exchange rate published by the Argentine government for our commercial transactions and re-measurement purposes of financial statements. Argentina has continued to experience negative economic trends, as evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates, requiring the Argentine government to take mitigating actions. During the second quarter of 2018, it has been determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, Bunge's Argentine subsidiaries will change their functional currency to the U.S. Dollar. This change in functional currency is not expected to have a material impact on Bunge's consolidated financial statements.

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

Upon the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), the Company has changed its presentation of cash flows in relation to the Company’s trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities. This ASU has been applied retrospectively and as a result, $832 million has been reclassified from cash provided by (used for) operating activities to cash provided by (used for) investing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2017. See Note 13 for additional information on our trade receivables securitization program.

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

(US$ in millions)	June 30, 2018	June 30, 2017
Cash and cash equivalents	$221	$575
Restricted cash included in other current assets	4	6
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$225	$581

Upon the adoption ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company has changed the presentation of net periodic benefit cost related to its employer sponsored defined benefit plans and other postretirement benefits. Effective for 2018 and all prior periods presented, service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost are now presented separately in Other income (expense), net. For the three and six months ended June 30, 2017, $2 million and $4 million, respectively, was reclassified from Selling, general and administrative expenses to Other income (expense), net to conform to the current presentation.
3.     GLOBAL COMPETITIVENESS PROGRAM
In July 2017, Bunge announced a comprehensive global competitiveness program to improve its cost position and deliver increased value to shareholders (the “Global Competitiveness Program”). When fully implemented, the Global Competitiveness Program is expected to reduce the Company’s overhead costs by approximately $250 million annually by the end of 2019. The Company identified key elements of its strategy to meet this goal, including adopting a zero-based budgeting process that will target excess costs in specific budget categories and improving efficiency and scalability by simplifying organizational structures, streamlining processes and consolidating back office functions globally. In conjunction with the

Global Competitiveness Program, the Company has implemented other cost reduction and strategic initiatives to enhance the efficiency and performance of the Company’s business.

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
The table below sets forth, by segment, the types of costs recorded for the Global Competitiveness Program during the six months ended June 30, 2018.

(US$ in millions)	Severance and Other Employee Benefit Costs	Other Program Costs	Total Program Costs
Agribusiness Segment	$11	$12	$23
Edible Oils Segment	2	3	5
Milling Segment	—	2	2
Sugar and Bioenergy Segment	2	3	5
Fertilizer Segment	2	1	3
Total	$17	$21	$38
In addition to the above charges, $1 million of severance and other employee benefit costs were recorded related to other industrial productivity initiatives. For the costs recorded above, $7 million were recorded in Cost of goods sold and $32 million were recorded in Selling, general and administrative expenses.

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

(US$ in millions)	Severance and Other Employee Benefit Costs
Balance at January 1, 2018	$45
Charges incurred	17
Cash payments	(45)
Balance at June 30, 2018	$17

In addition to the cash charges described above, the Company's restructuring initiatives may include the sale or disposal of long-lived assets and rationalization of certain investments. As Bunge continues to review its opportunities, certain gains and charges may be recorded in earnings, including those related to the disposal of assets or investments. For the six months ended June 30, 2018, $15 million of such charges have been recognized.

4.	BUSINESS ACQUISITIONS
On March 1, 2018 ("the acquisition date"), Bunge acquired a 70% ownership interest in IOI Loders Croklaan ("Loders") from IOI Corporation Berhad ("IOI") for approximately $972 million in cash. The preliminary purchase price remains subject to final post-closing adjustments. The transaction expands Bunge's value-added capabilities, reach, and scale across core geographies to establish Bunge as a global leader in B2B oil solutions. Loders' portfolio includes a full range of palm and tropical oil-derived products with strength in confectionery, bakery and infant nutrition applications. Loders serves global food industry customers in more than 100 countries around the world.
The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date, as included in Bunge's condensed consolidated balance sheet. Bunge is in the process of finalizing third-party valuations of certain acquired assets and tax items, and therefore, the measurements below are subject to change:

(US$ in millions)
Cash and cash equivalents	$82
Accounts receivable	146
Inventories	406
Other current assets	67
Property, plant and equipment	411
Intangible assets	464
Goodwill	243
Total assets	1,819
Accounts payable	(108)
Other current liabilities	(100)
Deferred income taxes	(143)
Noncurrent liabilities	(35)
Total liabilities	(386)
Redeemable noncontrolling interest	(461)
Net assets acquired	$972
Since March 1, 2018, goodwill decreased by $20 million as a result of measurement period adjustments, primarily related to post-closing adjustments of the purchase price.
The following table provides the details of intangible assets acquired, by major class and weighted average useful life:

(US$ in millions)	Useful life
Customer relationships	15 years	$265
Intellectual property	10 years	120
Trade names	15 years	51
Favorable leases	38 years	26
Other	various	2
Total intangible assets		$464
The $243 million of goodwill recognized was assigned to the Edible Oil Products segment. The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of Loders. None of the goodwill is expected to be deductible for income tax purposes.
The amounts of revenue and earnings of Loders included in Bunge's condensed consolidated statement of income from the acquisition date to the periods ended June 30, 2018 are as follows:

(US$ in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net sales	$434	$571
Income (loss) from continuing operations	$4	$4
The following represents the supplemental pro forma results of the combined entity as if Loders was acquired on January 1, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2018	2017	2018	2017
Net sales	$12,147	$12,110	$23,085	$23,652
Income (loss) from continuing operations	$(13)	$54	$(24)	$100

The supplemental pro forma amounts for income from continuing operations above have been adjusted to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2017. Additionally, these amounts were also adjusted to reflect additional interest expense on the $1 billion of senior notes issued in connection with the acquisition, as if such issuance occurred on January 1, 2017. Supplemental pro forma income from continuing operations for the three and six months ended June 30, 2018 were also adjusted to exclude $5 million and $10 million, respectively, of acquisition and integration related costs incurred in 2018, while 2017 supplemental pro forma income from continuing operations was adjusted to include these charges.
Supplemental pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
The fair value of the 30% redeemable noncontrolling interest in Loders is estimated to be $461 million. The fair value was estimated based as 30% of the total equity value of Loders based on the transaction price for the 70% stake in Loders, considering the cash paid and the value of the put/call provisions. See Note 16 for more information related to this redeemable noncontrolling interest.
Other acquisitions
On January 30, 2018, Bunge acquired Minsa Corporation ("Minsa") for an approximate initial purchase price of $75 million, subject to certain post-closing adjustments based on the net operating assets delivered on the closing date and the achievement of certain earnings targets based on results of the year ended December 31, 2017. As a result of the transaction, Bunge acquired two corn mills in the United States. The preliminary purchase price allocation resulted in $7 million of working capital, $38 million allocated to property, plant, and equipment, $20 million to finite-lived intangible assets, and $10 million to goodwill. Bunge anticipates finalizing the purchase price by the fourth quarter of 2018.
5.    TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the six months ended June 30, 2018 and 2017, the net returns from these activities were $14 million and $18 million, respectively, and were included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements. The assets and liabilities related to the program are reflected in the condensed consolidated balance sheets as Time deposits under trade structured finance program and Letter of credit obligations under trade structured finance program, respectively. The fair values approximated the carrying amount of the related financial instruments and are all Level 2 measurements.
As of June 30, 2018 and December 31, 2017, receivables and trade payables of $0 million and $1,196 million, respectively, and time deposits and LCs of $6,269 million and $6,321 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At June 30, 2018 and December 31, 2017, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.27% and 2.98%, respectively. During the six months ended June 30, 2018 and 2017, total net proceeds from issuances of LCs were $3,243 million and $3,889 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

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

(US$ in millions)	June 30, 2018	December 31, 2017
Agribusiness (1)	$5,606	$4,022
Edible Oil Products (2)	769	458
Milling Products	226	196
Sugar and Bioenergy (3)	381	333
Fertilizer	80	65
Total	$7,062	$5,074

(1)
Includes RMI of $5,337 million and $3,865 million at June 30, 2018 and December 31, 2017, respectively.  Of these amounts, $4,345 million and $2,694 million can be attributable to merchandising activities at June 30, 2018 and December 31, 2017, respectively.

(2)	Includes RMI of bulk soybean and canola oil in the aggregate amount of $95 million and $115 million at June 30, 2018 and December 31, 2017, respectively.

(3)
Includes sugar RMI of $99 million and $76 million at June 30, 2018 and December 31, 2017, respectively. Of these amounts, $91 million and $73 million can be attributable to merchandising activities at June 30, 2018 and December 31, 2017, respectively.

7.	OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	June 30, 2018	December 31, 2017
Unrealized gains on derivative contracts, at fair value	$1,602	$910
Prepaid commodity purchase contracts (1)	610	282
Secured advances to suppliers, net (2)	249	412
Recoverable taxes, net	441	488
Margin deposits	469	258
Marketable securities, at fair value, and other short-term investments	337	213
Deferred purchase price receivable, at fair value (3)	118	107
Income taxes receivable	187	192
Prepaid expenses	190	125
Other	218	240
Total	$4,421	$3,227

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of nil at June 30, 2018 and $1 million at December 31, 2017.

Interest earned on secured advances to suppliers of $8 million and $12 million for the three months ended June 30, 2018 and 2017, respectively, and $18 million and $27 million for the six months ended June 30, 2018 and 2017, respectively, is included in net sales in the condensed consolidated statements of income.

(3)	Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s trade receivables securitization program (see Note 13).

Marketable Securities and Other Short-Term Investments - Bunge invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a summary of amounts recorded in the condensed consolidated balance sheets for marketable securities and other short-term investments.

(US$ in millions)	June 30, 2018	December 31, 2017
Foreign government securities	$232	$145
Corporate debt securities	83	59
Certificates of deposit/time deposits	22	—
Other	—	9
Total marketable securities and other short-term investments	$337	$213
As of June 30, 2018, total marketable securities and other short-term investments includes $312 million that are recorded at fair value and $25 million of other short-term investments. As of December 31, 2017, total marketable securities and other short-term investments includes $3 million of assets classified as available for sale, $209 million as trading and $1 million as other short-term investments. Due to the short term nature of these investments, carrying value approximates fair value.

8.	OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	June 30, 2018	December 31, 2017
Recoverable taxes, net (1)	$168	$155
Judicial deposits (1)	114	140
Other long-term receivables	12	12
Income taxes receivable (1)	245	307
Long-term investments	74	66
Affiliate loans receivable	21	24
Long-term receivables from farmers in Brazil, net (1)	93	131
Other	181	193
Total	$908	$1,028

(1)	These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take several years.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $28 million and $28 million at June 30, 2018 and December 31, 2017, respectively.
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

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2018 and the year ended December 31, 2017 was $237 million and $253 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2018		December 31, 2017
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$91	$81	$98	$91
Renegotiated amounts (2)	19	17	25	22
For which no allowance has been provided:
Legal collection process (1)	62	—	76	—
Renegotiated amounts (2)	12	—	17	—
Other long-term receivables	7	—	28	—
Total	$191	$98	$244	$113

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2018	2017	2018	2017
Beginning balance	$116	$111	$113	$109
Bad debt provisions	—	9	4	10
Recoveries	(2)	(5)	(3)	(8)
Write-offs	(1)	(1)	(1)	—
Foreign exchange translation	(15)	(5)	(15)	(2)
Ending balance	$98	$109	$98	$109

9.	INCOME TAXES
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
For the six months ended June 30, 2018 and 2017, income tax (expense) benefit related to continuing operations was $(21) million and $27 million. The higher effective tax rate for the second quarter of 2018 was primarily due to lower overall pretax income for the period and an unfavorable earnings mix associated with pretax losses in certain jurisdictions. For the six months ended June 30, 2017, the effective tax rate reflected certain discrete items, including an income tax benefit of $32 million for favorable resolution of income tax matters in Asia and an income tax benefit of $17 million related to a tax election in South America.
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
Bunge recognized a provisional charge of $60 million in the fourth quarter of 2017, associated with revaluing deferred tax assets and liabilities at the new statutory rate, accruing the Transition Tax, and accruing incremental withholding taxes on future repatriation of earnings to the United States. During the second quarter of 2018, Bunge continued to evaluate and analyze its assessment of the Tax Act, which involves monitoring guidance from the U.S. taxing authorities and refining tax return positions. During the six months ended June 30, 2018, Bunge did not record any adjustments to the provisional amounts recorded in 2017. Bunge expects to complete its analysis during 2018, and record an adjustment to tax expense, if applicable. Bunge also expects to conclude on the policy election to be made in connection with the accounting for GILTI later in 2018.

10.	OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	June 30, 2018	December 31, 2017
Unrealized losses on derivative contracts, at fair value	$1,695	$897
Accrued liabilities	582	606
Advances on sales	308	406
Other	332	277
Total	$2,917	$2,186

11.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2018				December 31, 2017
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$4,306	$1,225	$5,531	$—	$3,691	$365	$4,056
Trade accounts receivable (1)	—	8	—	8	—	5	—	5
Unrealized gain on designated derivative contracts(2):
Interest rate	—	—	—	—	—	—	—	—
Foreign exchange	—	169	—	169	—	18	—	18
Unrealized gain on undesignated derivative contracts (2):
Interest rate	—	4	—	4	—	4	—	4
Foreign exchange	2	529	—	531	—	321	—	321
Commodities	128	670	39	837	115	389	19	523
Freight	15	—	16	31	18	—	8	26
Energy	29	1	—	30	18	—	—	18
Deferred purchase price receivable (Note 13 )	—	118	—	118	—	107	—	107
Other (3)	22	313	—	335	15	234	—	249
Total assets	$196	$6,118	$1,280	$7,594	$166	$4,769	$392	$5,327
Liabilities:
Trade accounts payable (1)	$—	$309	$265	$574	$—	$467	$116	$583
Unrealized loss on designated derivative contracts (4):
Interest rate	—	56	—	56	—	31	—	31
Foreign exchange	—	43	—	43	—	2	—	2
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	1	—	1	—	1	—	1
Foreign exchange	2	761	—	763	1	430	—	431
Commodities	189	634	26	849	141	271	20	432
Freight	33	—	11	44	15	—	3	18
Energy	4	1	2	7	9	2	2	13
Total liabilities	$228	$1,805	$304	$2,337	$166	$1,204	$141	$1,511

(1)	These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)	Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.

(3)	Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are $68 million and $31 million included in other non-current liabilities at June 30, 2018 and December 31, 2017, respectively.

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
Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations. In addition, with the exception of the exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments are made to fair values on occasions when non-performance risk is determined to represent a significant input in Bunge's fair value determination. These adjustments are based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at June 30, 2018 or December 31, 2017.
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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2018 and 2017.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended June 30, 2018
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net	Total
Balance, April 1, 2018	$5	$860	$(317)	$548
Total gains and (losses), realized/unrealized included in cost of goods sold	14	46	3	63
Purchases	1	532	(3)	530
Sales	—	(267)	—	(267)
Issuances	—	—	—	—
Settlements	(1)	—	110	109
Transfers into Level 3	(2)	151	(76)	73
Transfers out of Level 3	(1)	(97)	18	(80)
Balance, June 30, 2018	$16	$1,225	$(265)	$976
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, include gains/(losses) of $13 million, $(16) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2018.

	Three Months Ended June 30, 2017
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
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, includes gains/(losses) of $5 million, $22 million and $(1) million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2017.

	Six Months Ended June 30, 2018
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ Payable, Net	Total
Balance, January 1, 2018	$2	$365	$(116)	$251
Total gains and losses (realized/unrealized) included in cost of goods sold	11	109	13	133
Purchases	10	1,145	(251)	904
Sales	—	(546)	—	(546)
Issuances	(9)	—	—	(9)
Settlements	7	—	150	157
Transfers into Level 3	(4)	275	(79)	192
Transfers out of Level 3	(1)	(123)	18	(106)
Balance, June 30, 2018	$16	$1,225	$(265)	$976
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, include gains/(losses) of $1 million, $(19) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2018.

	Six Months Ended June 30, 2017
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
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, includes gains/(losses) of $(9) million, $(9) million and $3 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2017.
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
Fair value hedges of interest rate risk - For certain long term debt that is issued at a fixed rate, Bunge enters into interest rate swaps to effectively convert the fixed interest rate to a variable interest rate. These swaps may be for the full term of the debt or for only a part of the term. As Bunge applies the shortcut method for all of its interest rate hedges on long term debt, the notional amount of the swap is equal to the amortized cost basis of the hedged debt. The net impact of hedge accounting for interest rate swaps is recognized in interest expense.
Fair value hedges of currency risk - For certain borrowings that are not in the functional currency of the reporting entity holding them, Bunge enters into cross currency swaps to convert the risk to the functional currency of the entity. The changes in currency risk on the derivative go to Foreign exchange gains (losses), whereas, the coupon on the swap goes to interest expense. Changes in basis risk are held in OCI until realized through the coupon.
Cash flow hedges of currency risk - Bunge manages currency risk on certain forecasted purchases and sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to sales, cost of goods sold or selling, general and administrative expenses. These hedges mature at various times through June 2019. Of the amount currently in accumulated other comprehensive income (loss), $(2) million is expected to be reclassified to earnings in the next twelve months.
Net investment hedges - Bunge hedges the currency risk of certain of its foreign subsidiaries with currency forwards and intercompany loans for which the currency risk is remeasured through accumulated other comprehensive income (loss).
The table below provides information about the balance sheet values of hedged items and the notional amount of derivatives used in hedging strategies.

(US$ in millions)	June 30, 2018	December 31, 2017
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,217	$2,071
Cumulative adjustment to long-term debt from application of hedge accounting	$(56)	$(31)
Interest rate swap - notional amount	$2,283	$2,109

Fair value hedges of currency risk
Carrying value of hedged debt	$311	$—
Cumulative adjustment to long-term debt from application of hedge accounting	$—	$—
Cross currency swap - notional amount	$(312)	$—

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$164	$237

Net investment hedges
Foreign currency forward - notional amount	$1,202	$1,000
Carrying value of non-derivative hedging instrument	$929	$725
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

The table below summarizes the volume of economic derivatives as of June 30, 2018 and 2017. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, FRAs and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	June 30,
	2018		2017		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$1,570	$(729)	$710	$(1,963)	$ Notional
Futures	$13	$—	$2	$—	$ Notional
FRAs	$487	$(292)	$3,513	$—	$ Notional
Currency
Forwards	$13,721	$(13,288)	$9,649	$(10,204)	$ Notional
Swaps	$607	$(217)	$1,082	$(342)	$ Notional
Futures	$—	$(25)	$—	$(70)	$ Notional
Options	$909	$(797)	$342	$(698)	Delta
Agricultural commodities
Forwards	34,658,009	(34,780,413)	24,072,031	(31,421,931)	Metric Tons
Swaps	655,487	(10,106,039)	1,451,966	(3,621,709)	Metric Tons
Futures	—	(412,498)	765,000	—	Metric Tons
Options	1,999,710	(27,200)	—	(300,894)	Metric Tons
Ocean freight
FFA	—	(5,670)	1,661	—	Hire Days
FFA options	1,006	—	212	—	Hire Days
Natural gas
Swaps	2,581,947	—	673,649	—	MMBtus
Futures	709,540	—	4,525,431	—	MMBtus
Energy - other
Forwards	5,536,524	—	6,048,869	—	Metric Tons
Futures	—	(10,798)	16,086	—	Metric Tons
Swaps	262,400	—	249,400	—	Metric Tons

The Effect of Financial Instruments on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments on the condensed consolidated statements of income for the three and six months ended June 30, 2018 and 2017.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(US$ in millions)		2018	2017
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(1)	$—

Cost of goods sold
Hedge accounting	Foreign currency	$1	$—
Economic hedges	Foreign currency	(379)	(110)
	Commodities	432	142
	Freight	(16)	5
	Energy	23	(3)
Total Cost of goods sold		$61	$34

Interest expense
Hedge accounting	Interest rate	$(2)	$3

Foreign currency gains (losses)
Hedge accounting	Foreign currency	$(15)	$—
Economic hedges	Foreign currency	(41)	(55)
Total Foreign currency gains (losses)		$(56)	$(55)

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(7)	$(4)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$114	$(2)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$52	$(58)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$—	$—

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(4)	$15

		Gain (Loss) Recognized in Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)		2018	2017
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(1)	$—

Cost of goods sold
Hedge accounting	Foreign currency	$1	$—
Economic hedges	Foreign currency	(414)	(18)
	Commodities	172	412
	Freight	(21)	(3)
	Energy	21	(13)
Total Cost of goods sold		$(241)	$378

Interest expense
Hedge accounting	Interest rate	$—	$8

Foreign currency gains (losses)
Hedge accounting	Foreign currency	$(12)	$—
Economic hedges	Foreign currency	(44)	22
Total Foreign currency gains (losses)		$(56)	$22

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(5)	$1
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$133	$(2)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$35	$(70)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(1)	$—

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(1)	$17

12.	DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At June 30, 2018, there were $529 million borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.
At June 30, 2018, Bunge had $3,499 million of unused and available borrowing capacity under its committed credit facilities totaling $5,515 million with a number of lending institutions.
The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2018		December 31, 2017
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$5,617	$5,649	$4,175	$4,337

On May 1, 2018, in connection with Bunge's previously announced strategy to reduce its exposure to the sugar milling business in Brazil, Bunge entered into an unsecured $700 million, 5 year revolving credit facility, which upon fulfillment of certain conditions is convertible into a non-recourse secured term loan facility with the Company's sugar milling business as the borrower. This facility provides financial flexibility for Bunge to fund the sugar milling business on a stand-alone basis. Additionally, subject to lender approval, Bunge may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision set forth in the revolving credit facility. There were $100 million of borrowings outstanding under the revolving credit facility at June 30, 2018.

13.	TRADE RECEIVABLES SECURITIZATION PROGRAM
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers that provides for funding of up to $700 million against receivables sold into the Program.

(US$ in millions)	June 30, 2018	December 31, 2017
Receivables sold which were derecognized from Bunge's balance sheet	$813	$810
Deferred purchase price included in other current assets	$118	$107

The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Six Months Ended June 30,
(US$ in millions)	2018	2017
Gross receivables sold	$4,830	$4,554
Proceeds received in cash related to transfer of receivables	$4,626	$4,379
Cash collections from customers on receivables previously sold	$4,711	$4,434
Discounts related to gross receivables sold included in SG&A	$6	$4

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

14.	RELATED PARTY TRANSACTIONS

Notes receivable - Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $20 million at June 30, 2018, which matures in June 2019, with interest based on CDI, the average one‑day interbank deposit rate in Brazil.
Bunge holds a note receivable from Bunge SCF Grain LLC, a 50% equity method investment in the U.S., with a carrying value of $7 million at June 30, 2018, which matures on March 31, 2019, with an interest rate based on LIBOR.

In addition, Bunge held notes receivables from other related parties totaling $3 million at June 30, 2018.

Notes payable - Bunge holds a note payable with Bunge SCF Grain LLC with a carrying value of $20 million at June 30, 2018. This note matures on March 31, 2019 with a fixed interest rate of 2.0% and is included in other long-term liabilities in Bunge’s consolidated balance sheet.

Other - Bunge purchased soybeans, palm oil, and other commodity products and received port services from certain of its unconsolidated investees and other related parties totaling $352 million and $232 million for the three months ended June 30, 2018 and 2017, respectively, and $663 million and $500 million for the six months ended June 30, 2018 and 2017, respectively. Bunge also sold soybeans and other commodity products and provided port services to certain of its unconsolidated investees and other related parties totaling $118 million and $245 million for the three months ended June 30, 2018 and 2017, respectively, and $219 million and $311 million for the six months ended June 30, 2018 and 2017, respectively.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at June 30, 2018 and December 31, 2017 are the following amounts related to these matters:

(US$ in millions)	June 30, 2018	December 31, 2017
Non-income tax claims	$135	$161
Labor claims	78	92
Civil and other claims	94	103
Total	$307	$356
Brazil Indirect Taxes
Non-income tax claims - These tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits which are being challenged before the Supreme Court. In August 2017, Complementary Law 160/2017 (“LC 160/2017”) was published, authorizing the states, through an agreement to be reached within the framework of CONFAZ (National Council of Fiscal Policy), to grant amnesty for tax debts arising from existing tax benefits granted without previous CONFAZ authorization and to maintain such existing benefits still in force for up to 15 years. In December 2017, Interstate Agreement ICMS 190/2017 was published to regulate Complementary Law 160/2017, which endorsed the past incentives granted by the Brazilian states at CONFAZ. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on Bunge's evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the condensed consolidated financial statements.
On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. As of June 30, 2018, the accrued liability was 408 million Brazilian reais (approximately $106 million), plus applicable interest.
As of June 30, 2018, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued the outstanding claims (including applicable interest and penalties) as of:

(US$ in millions)	Years Examined	June 30, 2018	December 31, 2017
ICMS	1990 to Present	$244	$281
PIS/COFINS	2004 through 2013	$167	$200

Argentina Export Tax
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings, and claims related to its activities. During 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of June 30, 2018, totaled approximately $278 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.
Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
During the first quarter of 2016, Bunge received a notice from the Brazilian Administrative Council for Economic Defense ("CADE") initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. Additionally, in the second quarter of 2018, Bunge received a notification from CADE that it has extended the scope of an existing administrative proceeding relating to alleged anticompetitive practices in the Rio Grande port in Brazil to include certain of Bunge's Brazilian subsidiaries and certain former employees of those subsidiaries. Bunge is defending against these actions; however, the proceedings are at an early stage and Bunge cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, which may be imposed.
Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2018:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1) (2)	$318
Residual value guarantee (3)	269
Total	$587

(1)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2018 through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, a Bunge subsidiary has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at June 30, 2018, Bunge's potential liability was $113 million, and it had recorded a $19 million obligation related to these guarantees.

(2)
Bunge issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At June 30, 2018, Bunge's maximum potential future payments under these guarantees was $92 million, and no obligation has been recorded related to these guarantees.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At June 30, 2018, Bunge’s recorded obligation related to these guarantees was $2 million.

Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly‑owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  As of June 30, 2018, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $7,158 million related to these guarantees.  This debt includes the senior notes issued by three of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe, B.V. and Bunge N.A. Finance L.P.  There are largely no restrictions on the ability of Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.
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

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2018	$(5,562)	$(244)	$(141)	$—	$(5,947)
Other comprehensive income (loss) before reclassifications	(1,028)	161	2	—	(865)
Amount reclassified from accumulated other comprehensive income	14	3	—	—	17
Balance, June 30, 2018	$(6,576)	$(80)	$(139)	$—	$(6,795)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2017	$(5,473)	$(111)	$(145)	$3	$(5,726)
Other comprehensive income (loss) before reclassifications	(145)	(64)	—	1	(208)
Amount reclassified from accumulated other comprehensive income	—	(17)	—	—	(17)
Balance, June 30, 2017	$(5,618)	$(192)	$(145)	$4	$(5,951)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(5,547)	$(244)	$(140)	$1	$(5,930)
Other comprehensive income (loss) before reclassifications	(1,043)	164	1	—	(878)
Amount reclassified from accumulated other comprehensive income	14	—	—	(1)	13
Balance, June 30, 2018	$(6,576)	$(80)	$(139)	$—	$(6,795)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(5,734)	$(102)	$(145)	$3	$(5,978)
Other comprehensive income (loss) before reclassifications	116	(71)	—	1	46
Amount reclassified from accumulated other comprehensive income	—	(19)	—	—	(19)
Balance, June 30, 2017	$(5,618)	$(192)	$(145)	$4	$(5,951)
18.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2018	2017	2018	2017
Income (loss) from continuing operations	$(17)	$81	$(34)	$135
Net (income) loss attributable to noncontrolling interests	(2)	(6)	(4)	(7)
Income (loss) from continuing operations attributable to Bunge	(19)	75	(38)	128
Convertible preference share dividends	(9)	(9)	(17)	(17)
Income (loss) from discontinued operations, net of tax	7	6	5	—
Net income (loss) available to Bunge common shareholders	$(21)	$72	$(50)	$111

Weighted-average number of common shares outstanding:
Basic	140,959,421	140,466,021	140,848,779	140,111,135
Effect of dilutive shares:
—stock options and awards (1)	—	932,783	—	1,043,341
—convertible preference shares (2)	—	—	—	—
Diluted	140,959,421	141,398,804	140,848,779	141,154,476

Basic earnings per common share:
Net income (loss) from continuing operations	$(0.20)	$0.48	$(0.39)	$0.79
Net income (loss) from discontinued operations	0.05	0.04	0.03	—
Net income (loss) attributable to Bunge common shareholders—basic	$(0.15)	$0.52	$(0.36)	$0.79

Diluted earnings per common share:
Net income (loss) from continuing operations	$(0.20)	$0.48	$(0.39)	$0.79
Net income (loss) from discontinued operations	0.05	0.03	0.03	—
Net income (loss) attributable to Bunge common shareholders—diluted	$(0.15)	$0.51	$(0.36)	$0.79

(1)
Weighted-average common shares outstanding-diluted excludes approximately 7 million and 3 million outstanding stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended June 30, 2018 and 2017, respectively.

Weighted-average common shares outstanding-diluted excludes approximately 7 million and 3 million outstanding stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the six months ended June 30, 2018 and 2017, respectively.

(2)
Weighted-average common shares outstanding-diluted excludes approximately 8 million and 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the computation of earnings per share for the three and six months ended June 30, 2018 and 2017, respectively.

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

	Three Months Ended June 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$8,725	$2,325	$426	$582	$89	$—	$12,147
Inter–segment revenues	1,228	54	—	—	—	(1,282)	—
Foreign exchange gains (losses)	(93)	5	(2)	(4)	(2)	—	(96)
Noncontrolling interests (1)	1	(2)	—	(1)	—	—	(2)
Other income (expense) – net	22	(1)	(2)	(15)	—	—	4
Segment EBIT (2)	106	11	26	(63)	(9)	—	71
Discontinued operations (3)	—	—	—	—	—	7	7
Depreciation, depletion and amortization	(64)	(41)	(14)	(41)	(2)	—	(162)
Total assets	14,113	4,077	1,527	1,974	280	153	22,124

	Three Months Ended June 30, 2017
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$8,298	$1,970	$390	$906	$81	$—	$11,645
Inter–segment revenues	1,027	32	—	—	—	(1,059)	—
Foreign exchange gains (losses)	43	1	(1)	4	4	—	51
Noncontrolling interests (1)	(5)	(1)	—	—	(1)	1	(6)
Other income (expense) – net	1	1	1	(3)	—	—	—
Segment EBIT (2)	18	28	16	8	3	—	73
Discontinued operations (3)	—	—	—	—	—	6	6
Depreciation, depletion and amortization	(66)	(26)	(15)	(42)	(3)	—	(152)
Total assets	12,941	2,406	1,530	3,032	344	180	20,433

	Six Months Ended June 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$16,187	$4,474	$835	$1,145	$147	$—	$22,788
Inter–segment revenues	2,294	91	—	18	—	(2,403)	—
Foreign exchange gains (losses)	(93)	4	—	(3)	(4)	—	(96)
Noncontrolling interests (1)	1	(5)	—	—	(1)	1	(4)
Other income (expense) – net	46	(4)	(2)	(13)	1	—	28
Segment EBIT (2)	148	39	43	(87)	(11)	—	132
Discontinued operations (3)	—	—	—	—	—	5	5
Depreciation, depletion and amortization	(131)	(73)	(29)	(67)	(4)	—	(304)
Total assets	14,113	4,077	1,527	1,974	280	153	22,124

	Six Months Ended June 30, 2017
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$16,117	$3,850	$772	$1,894	$133	$—	$22,766
Inter–segment revenues	2,040	70	5	—	—	(2,115)	—
Foreign exchange gains (losses)	92	4	(1)	9	3	—	107
Noncontrolling interests (1)	(5)	(3)	—	—	(1)	2	(7)
Other income (expense) – net	4	(3)	(1)	(5)	—	—	(5)
Segment EBIT (2)	127	64	25	(9)	(1)	—	206
Discontinued operations (3)	—	—	—	—	—	—	—
Depreciation, depletion and amortization	(127)	(50)	(30)	(69)	(6)	—	(282)
Total assets	12,941	2,406	1,530	3,032	344	180	20,433

(1)	Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest.

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

(3)	Represents net income (loss) from discontinued operations.

A reconciliation of total Segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2018	2017	2018	2017
Total Segment EBIT from continuing operations	$71	$73	$132	$206
Interest income	6	8	14	20
Interest expense	(94)	(62)	(164)	(127)
Income tax (expense) benefit	(2)	55	(21)	27
Income (loss) from discontinued operations, net of tax	7	6	5	—
Noncontrolling interests' share of interest and tax	—	1	1	2
Net income (loss) attributable to Bunge	$(12)	$81	$(33)	$128

The following tables provide a disaggregation of net sales to external customers between sales from contracts with customers and revenue from other arrangements:

	Three Months Ended June 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from contracts with customers	$295	$1,905	$412	$147	$89	$2,848
Revenue from other arrangements	8,430	420	14	435	—	9,299
Net sales to external customers	8,725	2,325	426	582	89	12,147

	Six Months Ended June 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from contracts with customers	$619	$3,631	$810	$258	$147	$5,465
Revenue from other arrangements	15,568	843	25	887	—	17,323
Net sales to external customers	16,187	4,474	835	1,145	147	22,788

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

Second Quarter 2018 Overview

You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2017 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 for a discussion of our internal controls over financial reporting.

Non-U.S. GAAP Financial Measures

Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge’s management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Total Segment EBIT to net income (loss) attributable to Bunge below.

Segment Overview

Agribusiness - EBIT for the second quarter of 2018 was $106 million compared to $18 million in the second quarter of 2017. The increase was primarily due to an improvement in global soy crush margins driven by the combination of strong underlying soymeal demand, crushing capacity constraints caused by reduced soybean production in Argentina, and increased availability of U.S. soybeans as the U.S.-China trade discussions evolved. These increases were partially offset by lower results in our grain origination activities in South America and our grain trading and distribution businesses.
Edible Oil Products - EBIT for the second quarter of 2018 was $11 million compared to $28 million in the second quarter of 2017. The decrease was primarily in South America, due to lower margins in Brazil as abundant oil supplies from the strong soy crushing environment pressured retail prices. Additionally, results in Argentina were lower as improved volumes and margins were more than offset by foreign currency impacts. The second quarter of 2018 was also impacted by integration costs related to our acquisition of a 70% ownership interest IOI Loders Croklaan (“Loders”) on March 1, 2018. These decreases were partially offset by improved performance in Europe due to higher volumes and margins.
Milling Products - EBIT for the second quarter of 2018 was $26 million compared to $16 million in the second quarter of 2017. The increase was primarily attributable to better results in Brazil as margins expanded with the market transition to a smaller domestic wheat crop, as well as better results in the U.S. due to the acquisition of Minsa in the first quarter of 2018. These improvements were partially offset by lower results in Mexico.
Sugar and Bioenergy - EBIT for the second quarter of 2018 was a loss of $63 million compared to income of $8 million in the second quarter of 2017. The decrease was primarily in our sugarcane milling operations, which were negatively impacted by a decrease in sugar prices from higher global supply and weaker demand and the impact of a truckers' strike in Brazil, which more than offset the impact of higher ethanol prices and lower operating costs. Results in our trading and merchandising business were also lower due to the unwinding activity in preparation for exiting the business and increased bad debt expense. Additionally, a loss of $16 million was recognized on the sale of our interest in Solazyme Bunge Renewable Oils (“SB Oils”) in Brazil.

Fertilizer - EBIT for the second quarter of 2018 was a loss of $9 million compared to income of $3 million in the second quarter of 2017. The decrease was primarily attributable to foreign exchange losses on imported fertilizer inventory resulting from the devaluation of the Argentine peso, which more than offset higher volumes and margins.

Segment Results
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Income (Loss) Attributable to Bunge - For the quarter ended June 30, 2018, net income attributable to Bunge decreased by $93 million to a loss of $12 million from income of $81 million in the quarter ended June 30, 2017. This decrease resulted primarily from the impact of higher interest expense and income taxes.
Income Tax Expense - In the quarter ended June 30, 2018, income tax expense was $2 million compared to a benefit of $55 million in the quarter ended June 30, 2017. Income tax expense for the quarter ended June 30, 2017 included $49 million of certain discrete items.
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended June 30,
(US$ in millions, except volumes)	2018	2017
Volumes (in thousands of metric tons):
Agribusiness	37,398	36,173
Edible Oil Products	2,261	1,947
Milling Products	1,177	1,099
Sugar and Bioenergy	1,570	2,134
Fertilizer	254	246

Net sales:
Agribusiness	$8,725	$8,298
Edible Oil Products	2,325	1,970
Milling Products	426	390
Sugar and Bioenergy	582	906
Fertilizer	89	81
Total	$12,147	$11,645

Cost of goods sold:
Agribusiness	$(8,371)	$(8,142)
Edible Oil Products	(2,202)	(1,858)
Milling Products	(363)	(342)
Sugar and Bioenergy	(580)	(873)
Fertilizer	(89)	(75)
Total	$(11,605)	$(11,290)

Gross profit:
Agribusiness	$354	$156
Edible Oil Products	123	112
Milling Products	63	48
Sugar and Bioenergy	2	33
Fertilizer	—	6
Total	$542	$355

Selling, general and administrative expenses:
Agribusiness	$(178)	$(176)

Edible Oil Products	(114)	(84)
Milling Products	(33)	(33)
Sugar and Bioenergy	(45)	(27)
Fertilizer	(7)	(6)
Total	$(377)	$(326)

Foreign exchange gains (losses):
Agribusiness	$(93)	$43
Edible Oil Products	5	1
Milling Products	(2)	(1)
Sugar and Bioenergy	(4)	4
Fertilizer	(2)	4
Total	$(96)	$51

EBIT attributable to noncontrolling interests:
Agribusiness	$1	$(5)
Edible Oil Products	(2)	(1)
Milling Products	—	—
Sugar and Bioenergy	(1)	—
Fertilizer	—	(1)
Total	$(2)	$(7)

Other income (expense) - net:
Agribusiness	$22	$1
Edible Oil Products	(1)	1
Milling Products	(2)	1
Sugar and Bioenergy	(15)	(3)
Fertilizer	—	—
Total	$4	$—

Segment EBIT:
Agribusiness	$106	$18
Edible Oil Products	11	28
Milling Products	26	16
Sugar and Bioenergy	(63)	8
Fertilizer	(9)	3
Total	$71	$73

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,
(US$ in millions)	2018	2017
Net income (loss) attributable to Bunge	$(12)	$81
Interest income	(6)	(8)
Interest expense	94	62
Income tax expense (benefit)	2	(55)
(Income) loss from discontinued operations, net of tax	(7)	(6)
Noncontrolling interest's share of interest and tax	—	(1)
Total Segment EBIT	$71	$73

Agribusiness Segment - Agribusiness segment net sales increased by 5% to $8.7 billion in the second quarter of 2018, compared to $8.3 billion in the second quarter of 2017. The increase was primarily due to higher volumes in our grain trading and distribution businesses, mainly in EMEA, driven by stronger demand in the Middle East region, and South America. These increases were partially offset by lower volumes in our oilseed processing activities, primarily in Argentina due to less soybean availability as the soybean crop was smaller due to a drought.

Cost of goods sold increased by 3%, substantially in line with the increases in net sales in our grain trading and distribution businesses, noted above. These increases were partially offset by lower industrial costs, due to the depreciation of the Argentine peso and Brazilian real, relative to the U.S. dollar.

Gross profit increased by $198 million in the second quarter of 2018 to $354 million from $156 million in the second quarter of 2017. The increase was mainly due to improved margins in our oilseed processing business in all regions, due to strong global demand, reduced soybean meal stock resulting from the smaller crop in Argentina and market volatility due to trade discussions. This was partially offset by negative mark-to-market on forward positions due to higher global soybean crush margins, lower results in our grain origination business in Argentina, as crops were smaller from the drought, and lower results in our grain trading and distribution businesses.

SG&A expenses increased $2 million to $178 million in the second quarter of 2018. The increase was mainly associated with one-time employee separation costs and professional services charges of $9 million related to our GCP, partially offset by lower expenses due to the depreciation of the Argentine peso and Brazilian real against the U.S. dollar and savings from the GCP.

Foreign exchange results in the second quarter of 2018 were losses of $93 million, compared to gains of $43 million in the second quarter of 2017, primarily driven by losses on foreign exchange hedges and U.S. dollar loans to fund operations in Argentina due to the devaluation of the Argentine peso against the U.S. dollar.

Other income (expenses) - net was income of $22 million in the second quarter of 2018, compared to income of $1 million in the second quarter of 2017. The increase was primarily attributable to improved results from equity method investments in Brazil and Asia, income earned in our Financial Services Group, and a gain on the sale of a subsidiary.

Segment EBIT increased by $88 million to $106 million in the second quarter of 2018 from $18 million in the second quarter of 2017. The increase was primarily due to higher margins in oilseed processing in all regions, driven by stronger demand and lower soybean meal supply, partially offset by lower results in grain origination in Argentina and our trading and distribution businesses, and negative mark-to-market on our forward positions. The second quarter of 2018 EBIT also includes $12 million of one-time employee benefit and other costs related to our GCP.

Edible Oil Products Segment - Edible Oil Products segment net sales increased by 18% in the second quarter of 2018 to $2.3 billion, compared to $2.0 billion in the second quarter of 2017, resulting primarily from a 16% increase in volumes, driven by our acquisition of Loders in March 2018. This was partially offset by a decrease in Brazil and Asia due to high availability of oils and stock levels.
Cost of goods sold in the second quarter of 2018 increased 19% from the same period of 2017, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisition of Loders.

Gross profit in the second quarter of 2018 increased by 10% to $123 million compared to $112 million for the second quarter of 2017. The increase was primarily due to the acquisition of Loders and higher margins for margarine in Europe, resulting from a better product mix and higher prices of butter, which was partially offset by lower margins in our Brazilian packaged oil business from the excess supply of oil.

SG&A expenses increased to $114 million in the second quarter of 2018 compared with $84 million in the same period a year ago. The increase was primarily related to the acquisition of Loders, including $5 million of integration costs, and one-time employee separation costs and professional service costs related to the GCP of $3 million. These increases were partially offset by lower costs due to the devaluation of the Brazilian real and Argentine peso against the U.S. dollar.

Segment EBIT decreased to $11 million for the second quarter of 2018 from $28 million in the second quarter of 2017. The higher gross profit, primarily resulting from contribution to results by Loders and higher margins in Europe, was more than offset by higher SG&A expenses resulting from the acquisition and integration of Loders. The second quarter of 2018 was also impacted by program and employee benefits costs related to our GCP.

Milling Products Segment - Milling Products segment net sales were $426 million in the second quarter of 2018, 9% higher compared to $390 million for the same period a year ago, resulting primarily from a 7% increase in volumes, mainly in Mexico driven by higher demand in the retail market and in Brazil due to higher demand from the food service and food processors segments. In addition, sales were higher in the U.S. from the acquisition of Minsa in the first quarter of 2018.

Cost of goods sold increased by 6% to $363 million for the second quarter of 2018 from $342 million in the second quarter of 2017, mostly aligned with the increase in net sales and acquisition of Minsa, partially offset by lower costs and a favorable foreign currency translation impact in Brazil and lower corn prices.

Gross profit increased by 31% to $63 million in the second quarter of 2018, from $48 million in the second quarter of 2017. The increase was primarily due to higher volumes and margins in the U.S. driven by the acquisition of Minsa, improved demand from key customers and higher yield and lower cost of corn, and stronger margins in Brazil due to the transition to the smaller domestic wheat crop.

SG&A expenses remained unchanged at $33 million in the second quarter of 2018 compared to 2017. An increase in Mexico and expenses from the acquisition of Minsa was offset by lower costs in Brazil due to the depreciation of the Brazilian real against the U.S. dollar.

Segment EBIT increased to $26 million in the second quarter of 2018, from $16 million last year, primarily due to better results in the U.S. and stronger margins in Brazil and the favorable impact of the weakening of the Brazilian real, relative to the U.S. dollar.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased 36% to $582 million in the second quarter of 2018 compared to $906 million in the same quarter last year. The decrease in net sales was primarily driven by lower volumes in trading and merchandising, resulting from scaling down of activities and lower prices of sugar, partially offset by higher prices for ethanol.

Cost of goods sold decreased 34% in the second quarter of 2018 compared to the same period of 2017, which is in line with the decrease in net sales. The second quarter of 2018 results also included $3 million of restructuring charges compared to $6 million of restructuring charges in the second quarter of 2017 related to our industrial operations.

Gross profit decreased to $2 million in the second quarter of 2018 from $33 million reported in the second quarter of 2017, primarily due to lower volumes and a decrease in sugar prices, driven by higher global supply, lower demand, and the impact of the truckers' strike in Brazil.

SG&A expenses of $45 million in the second quarter of 2018 increased by $18 million from $27 million in the same period of 2017, primarily associated with employee separation and professional services costs related to our GCP and $14 million additional bad debt expense.

Foreign exchange results in the second quarter of 2018 were losses of $4 million compared to gains of $4 million in the same period of 2017. These results relate primarily to foreign currency hedges on forward sales positions.

Other income (expenses) - net was an expense of $15 million in the second quarter of 2018, compared to $3 million in the second quarter of 2017, primarily driven by a loss of $16 million on the sale of our interest in SB Oils in Brazil.

Segment EBIT decreased to a loss of $63 million in the second quarter of 2018 from income of $8 million in the second quarter of 2017, primarily due to lower results in our sugar milling operations and trading and merchandising, $14 million additional bad debt expense and a loss of $16 million on the sale of an equity investment in Brazil.

Fertilizer Segment - Fertilizer segment net sales were $89 million in the second quarter of 2018 compared to $81 million in the second quarter of 2017. The increase was primarily due to higher volumes in Argentina and the recovery of international fertilizer prices, partially offset by lower volumes in our port activities in Brazil as a result of the truckers' strike.

Cost of goods sold increased to $89 million in the second quarter of 2018, from $75 million in the second quarter of 2017, primarily due to higher volumes and higher costs of imported fertilizer inventories.

Gross profit decreased by $6 million to nil in the second quarter of 2018, compared to 2017, primarily driven by the impact of foreign currency translation, partially offset by increase in volumes and stronger margins in Argentina.

SG&A expenses were $7 million in the second quarter of 2018, compared to $6 million in the comparable period of 2017.

Foreign exchange results in the second quarter of 2018 were a loss of $2 million compared to a gain of $4 million in the same period of 2017. These results relate primarily to foreign currency hedges.

Segment EBIT decreased by $12 million to a loss of $9 million in the second quarter of 2018 as compared to income of $3 million in the same period a year ago. The decrease was primarily due to a negative foreign exchange translation impact resulting from the devaluation of the Argentine peso against the U.S. dollar.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended June 30,
(US$ in millions)	2018	2017
Interest income	$6	$8
Interest expense	(94)	(62)

Interest income decreased to $6 million in the second quarter of 2018 compared to $8 million in the second quarter of 2017. Interest expense increased by $32 million compared to 2017, primarily due to higher debt levels.

Discontinued Operations - Discontinued operations results for the first quarter of 2018 were income of $7 million, mainly comprised of foreign exchange gains due to the devaluation of the Brazilian real, partially offset by an $11 million charge related to the final settlement on the sale of the Brazilian retail fertilizer business in 2013.

_____________________________________________________________________________________

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Income (Loss) Attributable to Bunge - For the six months June 30, 2018, net income attributable to Bunge decreased by $161 million to a loss of $33 million from income of $128 million in the six months ended June 30, 2017. This decrease resulted primarily from the impact of higher interest expense and income taxes and a decrease in segment EBIT of $74 million, particularly in Sugar and Bioenergy.
Income Tax Expense - In the six months ended June 30, 2018, income tax expense was $21 million compared to a benefit of $27 million in the six months ended June 30, 2017. The effective income tax rate in the six months ended June 30, 2018 was driven primarily by low pretax income and the effect of losses from entities for which no tax benefit is recorded. Income tax expense for six months ended June 30, 2017 included $49 million of certain discrete items.

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Six Months Ended June 30,
(US$ in millions, except volumes)	2018	2017
Volumes (in thousands of metric tons):
Agribusiness	73,203	71,196
Edible Oil Products	4,269	3,736
Milling Products	2,312	2,173
Sugar and Bioenergy	3,017	3,981
Fertilizer	426	408

Net sales:
Agribusiness	$16,187	$16,117
Edible Oil Products	4,474	3,850
Milling Products	835	772
Sugar and Bioenergy	1,145	1,894
Fertilizer	147	133
Total	$22,788	$22,766

Cost of goods sold:
Agribusiness	$(15,630)	$(15,683)
Edible Oil Products	(4,225)	(3,615)
Milling Products	(718)	(676)
Sugar and Bioenergy	(1,147)	(1,852)
Fertilizer	(142)	(125)
Total	$(21,862)	$(21,951)

Gross profit:
Agribusiness	$557	$434
Edible Oil Products	249	235
Milling Products	117	96
Sugar and Bioenergy	(2)	42
Fertilizer	5	8
Total	$926	$815

Selling, general and administrative expenses:
Agribusiness	$(363)	$(397)
Edible Oil Products	(205)	(168)
Milling Products	(72)	(70)
Sugar and Bioenergy	(69)	(56)
Fertilizer	(12)	(11)
Total	$(721)	$(702)

Foreign exchange gains (losses):
Agribusiness	$(93)	$92
Edible Oil Products	4	4
Milling Products	—	(1)

Sugar and Bioenergy	(3)	9
Fertilizer	(4)	3
Total	$(96)	$107

EBIT attributable to noncontrolling interests:
Agribusiness	$1	$(5)
Edible Oil Products	(5)	(3)
Milling Products	—	—
Sugar and Bioenergy	—	—
Fertilizer	(1)	(1)
Total	$(5)	$(9)

Other income (expense) - net:
Agribusiness	$46	$4
Edible Oil Products	(4)	(3)
Milling Products	(2)	(1)
Sugar and Bioenergy	(13)	(5)
Fertilizer	1	—
Total	$28	$(5)

Segment EBIT:
Agribusiness	$148	$127
Edible Oil Products	39	64
Milling Products	43	25
Sugar and Bioenergy	(87)	(9)
Fertilizer	(11)	(1)
Total	$132	$206
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Six Months Ended June 30,
(US$ in millions)	2018	2017
Net income (loss) attributable to Bunge	$(33)	$128
Interest income	(14)	(20)
Interest expense	164	127
Income tax expense (benefit)	21	(27)
(Income) loss from discontinued operations, net of tax	(5)	—
Noncontrolling interest's share of interest and tax	(1)	(2)
Total Segment EBIT	$132	$206

Agribusiness Segment - Agribusiness segment net sales increased slightly to $16.2 billion in the six months ended June 30, 2018, compared to $16.1 billion for the six months ended June 30, 2017. Higher volumes in grain origination in North and South America and in our grain trading and distribution businesses, mainly in EMEA, were offset by lower volumes in our oilseed processing activities, primarily in Argentina and on average lower commodity prices.

Cost of goods sold for the six months ended June 30, 2018, compared to 2017 was relatively flat, substantially in line with net sales noted above.

Gross profit increased by $123 million in the six months ended June 30, 2018, to $557 million from $434 million in the six months ended June 30, 2017. The increase was mainly due to improved margins in our oilseed processing business in most regions, due to strong demand and lower global soybean meal stock resulting from the smaller crop in Argentina and market volatility due to trade discussions and higher volumes and margins in our grain and oilseed trading and distribution businesses in EMEA. This was partially offset by negative mark-to-market on forward positions, as global soy processing margins further expanded and in our Argentina grain origination business, as crops were smaller from the drought.

SG&A expenses decreased $34 million to $363 million in the six months ended June 30, 2018. The decrease was primarily attributable to savings from the GCP and lower expenses due to the depreciation of the Argentine peso and Brazilian real against the U.S. dollar. SG&A expenses in 2018 were also impacted by one-time employee separation and professional services costs of $19 million related to the GCP. In 2017, SG&A expenses included a $9 million credit adjustment in Brazil and $7 million of transaction costs from the acquisition of two oilseed processing facilities in Western Europe.

Foreign exchange results in the six months ended June 30, 2018, were losses of $93 million, compared to gains of $92 million in the six months ended June 30, 2017, primarily associated with the impact of the devaluation of the Argentine peso on U.S. dollar denominated debt in Argentina to fund operations.

Other income (expenses) - net was income of $46 million in the six months ended June 30, 2018, compared to income of $4 million in the six months ended June 30, 2017. The increase was primarily due to income earned in our Financial Services Group, improved results from equity method investments in Brazil and Asia, and a gain on the sale of a subsidiary.

Segment EBIT increased by 17% to $148 million in the six months ended June 30, 2018 from $127 million in the six months ended June 30, 2017. The increase was mainly due to improved margins in our oilseed processing business, and higher volumes and margins in our grain and oilseeds trading and distribution businesses, which more than offset negative mark-to-market on our forward positions in our oilseed processing business and lower results on origination and oilseed processing activities in Argentina.

Edible Oil Products Segment - Edible Oil Products segment net sales increased by 16% in the six months ended June 30, 2018 to $4.5 billion, compared to $3.9 billion in the six months ended June 30, 2017, resulting primarily from a 14% increase in volumes, driven by our acquisition of Loders in March 2018, our acquisitions of edible oil production facilities in Europe in 2017, and higher volumes and prices in our margarine businesses in Europe. This was partially offset by a decrease in Brazil due to high availability and stock of oils.

Cost of goods sold for the six months ended June 30, 2018 increased 17% from the same period of 2017, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisitions.

Gross profit in the six months ended June 30, 2018 increased by 6% to $249 million compared to $235 million for the six months ended June 30, 2017. The increase was primarily due to the acquisition of Loders and higher volumes and improved margins for margarine in Europe, which was partially offset by lower margins in our Brazilian packaged oil business from the excess supply of oil.

SG&A expenses increased to $205 million in the six months ended June 30, 2018 compared with $168 million in the same period a year ago. The increase was primarily related to the acquisition of Loders, including $10 million of integration costs, and one-time employee separation costs and professional service costs related to the GCP of $5 million. These increases were partially offset by the depreciation of the Argentine peso and Brazilian real against the U.S. dollar.

Segment EBIT of $39 million for the six months ended June 30, 2018, decreased from $64 million in the six months ended June 30, 2017. Increases to gross profit from the acquisition of Loders and higher gross profit in Europe, were more than offset by weaker margins in Brazil. Additionally, integration costs, added general and administrative expenses related the acquisition of Loders, and charges related to our GCP impacted the period.

Milling Products Segment - Milling Products segment net sales were $835 million in the six months ended June 30, 2018, 8% higher compared to $772 million for the same period a year ago, resulting primarily from a 6% increase in volumes, mainly in Brazil and Mexico driven by higher demand in various market segments, as well as from the acquisition in the U.S. of Minsa in the first quarter of 2018.

Cost of goods sold increased by 6% to $718 million for the six months ended June 30, 2018 from $676 million in the six months ended June 30, 2017, mostly aligned with the increase in net sales and acquisition of Minsa, partially offset by lower costs and favorable foreign currency translation impact in Brazil.

Gross profit increased by 22% to $117 million in the six months ended June 30, 2018, from $96 million in the six months ended June 30, 2017. The increase was primarily due to the acquisition of Minsa in the U.S. and higher margins and lower costs in Brazil and the U.S.

SG&A expenses increased to $72 million in the six months ended June 30, 2018 from $70 million in 2017. The increase is primarily due to added costs associated with the Minsa acquisition and in Mexico to restructure our sales force, as well as one-time employee separation and professional services costs related to our GCP. These increases were partially offset by lower costs in Brazil due to the deprecation of the Brazilian real against the U.S. dollar.

Segment EBIT increased to $43 million in the six months ended June 30, 2018, from $25 million last year, primarily as a result of better results in the U.S. and stronger margins in Brazil and the favorable impact of the weakening of the Brazilian real, relative to the U.S. dollar.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased to $1,145 million in the six months ended June 30, 2018 compared to $1,894 million in the same period last year. The decrease in net sales was primarily driven by lower sales volumes in trading and merchandising, resulting from scaling down of activities and lower prices of sugar, partially offset by higher prices for ethanol.

Cost of goods sold decreased 38% in the six months ended June 30, 2018 compared to the same period of 2017, which is in line with the decrease in net sales. The six months ended June 30, 2018 results also included $6 million of restructuring charges compared to $12 million of restructuring charges in the same period in 2017 related to our industrial operations.

Gross profit decreased to a loss of $2 million in the six months ended June 30, 2018 from a profit of $42 million in the six months ended June 30, 2017, primarily due to a decrease in sugar prices and margins globally, driven by higher supply and lower demand, which more than offset higher contributions from risk management in our trading and merchandising operations.

SG&A expenses of $69 million in the six months ended June 30, 2018 increased by $13 million, from $56 million in the same period of 2017, primarily due to employee separation and professional services costs related to our GCP and $14 million additional bad debt expense, partially offset by an arbitration settlement in our favor for customer defaults previously recognized as bad debt expense of $5 million.

Foreign exchange results in the six months ended June 30, 2018 were losses of $3 million compared to income of $9 million in the same period of 2017. These results relate primarily to foreign currency hedges.

Other income (expenses) - net was an expense of $13 million for the six months ended June 30, 2018, compared to $5 million in 2017, primarily driven by a loss of $16 million on the sale of an equity investment in Brazil.

Segment EBIT decreased to a loss of $87 million in the six months ended June 30, 2018 from a loss of $9 million in the six months ended June 30, 2017, primarily due to lower global prices of sugar and lower sales volumes in our sugar trading and merchandising operations, $14 million additional bad debt expense and a $16 million loss on the sale of an equity investment in Brazil, which more than offset increased contributions from risk management and the benefit from an arbitration settlement.

Fertilizer Segment - Fertilizer segment net sales were $147 million in the six months ended June 30, 2018 compared to $133 million in the six months ended June 30, 2017, primarily due to an increase in volumes in Argentina and the recovery of international fertilizer prices, partially offset by lower volumes in our port activities in Brazil.

Cost of goods sold increased to $142 million in the six months ended June 30, 2018, from $125 million in the six months ended June 30, 2017, primarily due to higher volumes and higher costs of imported fertilizer inventories.

Gross profit decreased by $3 million to $5 million in the six months ended June 30, 2018, from $8 million in the comparable period of 2017, primarily driven by the impact of foreign currency translation, due to the devaluation of the Argentine peso against the U.S. dollar, partially offset by higher volumes and margins in Argentina.

SG&A expenses were $12 million in the six months ended June 30, 2018, compared to $11 million in the comparable period of 2017.

Foreign exchange results in the six months ended June 30, 2018 were a loss of $4 million compared to a gain of $3 million in the same period of 2017. These results relate primarily to foreign currency hedges.

Segment EBIT decreased by $10 million to a loss of $11 million in the six months ended June 30, 2018 as compared to a loss of $1 million in the same period a year ago. The decrease was primarily due to a negative foreign exchange translation impact resulting from the devaluation of the Argentine peso against the U.S. dollar.

Interest - A summary of consolidated interest income and expense follows:

	Six Months Ended June 30,
(US$ in millions)	2018	2017
Interest income	$14	$20
Interest expense	(164)	(127)

Interest income decreased to $14 million in the six months ended June 30, 2018 compared to $20 million in the same period a year ago. Interest expense increased by $37 million compared to 2017, primarily due to higher debt levels.

Discontinued Operations - Discontinued operations results for the six months ended June 30, 2018 were income of $5 million, mainly comprised of foreign exchange gains due to the devaluation of the Brazilian real, partially offset by an $11 million charge related to the final settlement on the sale of the Brazilian retail fertilizer business in 2013.
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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.49 and 1.67 at June 30, 2018 and December 31, 2017, respectively.
Cash and Cash Equivalents - Cash and cash equivalents were $221 million and $601 million at June 30, 2018 and December 31, 2017, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.
Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were $5,337 million and $3,865 million at June 30, 2018 and December 31, 2017, respectively. Of these amounts $4,345 million and $2,694 million were attributable to merchandising activities at June 30, 2018 and December 31, 2017, respectively. RMI at fair value in the aggregate amount of $95 million and $115 million at June 30, 2018 and December 31, 2017, respectively, were included in our Edible Oil Products segment inventories. RMI at fair value in the Sugar and Bioenergy segment were $99 million and $76 million at June 30, 2018 and December 31, 2017, respectively. Of these amounts, $91 million and $73 million at June 30, 2018 and December 31, 2017, respectively, can be attributed to our merchandising business.
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
Revolving Credit Facilities - At June 30, 2018, we had approximately $5,515 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $3,499 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	June 30, 2018	June 30, 2018	December 31, 2017
Commercial paper	2019	$600	$529	$—
Long-term revolving credit facilities (1)	2019 - 2023	4,915	1,487	—
Total		$5,515	$2,016	$—

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

We had $1,054 million of borrowings outstanding at June 30, 2018 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2020 (the ‘‘2020 Facility’’). Borrowings under the 2020 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the 2020 Facility. Amounts under the 2020 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the 2020 Facility by up to $250 million pursuant to an accordion provision. We have the option to request an extension of the maturity date of the 2020 Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such extension request.
We had $133 million of borrowings outstanding at June 30, 2018 under our unsecured $865 million revolving credit agreement, maturing September 6, 2022 (the "2022 Credit Agreement"). Borrowings under the 2022 Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2022 Credit Agreement that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the 2022 Credit Agreement at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
We had $200 million of borrowings outstanding at June 30, 2018 under our three-year unsecured bilateral revolving credit facilities totaling $500 million, maturing September 23, 2019 (the “2019 Facilities”). Borrowings under the 2019 Facilities bear interest at LIBOR plus a margin, which will vary from 0.75% to 1.40% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2019 Facilities that remain undrawn are subject to a commitment fee of 0.25%.
We had no borrowings outstanding at June 30, 2018 under our $1,100 million five-year unsecured syndicated revolving credit agreement with certain lenders party thereto, maturing November 20, 2019 (the ‘‘2019 Credit Agreement’’). Borrowings under the 2019 Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At June 30, 2018, $529 million was outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time to time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At June 30, 2018 there was $650 million outstanding under these bilateral short-term credit lines.
On May 1, 2018, in connection with our previously announced strategy to reduce our exposure to the sugar milling business in Brazil, we entered into an unsecured $700 million, 5 year revolving credit facility, which upon fulfillment of certain conditions is convertible into a non-recourse secured term loan facility with the our sugar milling business as the borrower. This facility provides financial flexibility for us to fund our sugar milling business on a stand-alone basis. Additionally, subject to lender approval, we may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision set forth in the revolving credit facility. There was $100 million of borrowings outstanding under the revolving credit facility at June 30, 2018 .
Short and long-term debt - Our short and long-term debt increased by $3,501 million at June 30, 2018 from December 31, 2017, primarily due to the Loders acquisition and funding of working capital financing requirements. For the six month period ended June 30, 2018, our average short and long-term debt outstanding was approximately $6,614 million compared to approximately $5,241 million for the six months ended at June 30, 2017. Our long-term debt balance was $5,617 million at June 30, 2018 compared to $4,175 million at December 31, 2017. The following table summarizes our short-term debt at June 30, 2018.

(US$ in millions)	Outstanding Balance at June 30, 2018	Weighted Average Interest Rate at June 30, 2018 (1)	Highest Balance Outstanding During Quarter Ended June 30, 2018 (1)	Average Balance During Quarter Ended June 30, 2018 (1)	Weighted Average Interest Rate During Quarter Ended June 30, 2018 (1)
Bank borrowings	$1,834	4.05%	$1,834	$1,508	3.92%
Commercial paper	529	2.43%	597	525	2.31%
Total	$2,363		$2,431	$2,033

(1)
Includes $155 million of local currency bank borrowings in certain Central and Eastern European, South American, African and Asia Pacific countries at a weighted average interest rate of 18.61% as of June 30, 2018.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	June 30, 2018	December 31, 2017
Short-term debt: (1)
Short-term debt (2)	$2,363	$304
Current portion of long-term debt	625	15
Total short-term debt	2,988	319
Long-term debt (3):

Bilateral revolving credit facilities expiry 2019	200	—
Revolving credit facility expiry 2020	1,054	—
Revolving credit facility expiry 2022	133	—
Revolving credit facility expiry 2023	100	—
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	257	253
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	54	53
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
8.50% Senior Notes due 2019	600	599
3.50% Senior Notes due 2020	498	497
3.00% Senior Notes due 2022	397	396
1.85% Senior Notes due 2023 - Euro	933	960
3.25% Senior Notes due 2026	695	694
3.75% Senior Notes due 2027	594	593
Other	17	45
Subtotal	5,617	4,175
Less: Current portion of long-term debt	(625)	(15)
Total long-term debt	4,992	4,160
Total debt	$7,980	$4,479

(1)	Includes secured debt of $14 million and $5 million at June 30, 2018 and December 31, 2017, respectively.

(2)
Includes $154 million and $179 million of local currency bank borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 18.61% and 15.03% as of June 30, 2018 and December 31, 2017, respectively.

(3)	Includes secured debt of $16 million and $24 million at June 30, 2018 and December 31, 2017, respectively.
Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2018 was as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Stable
Moody’s	P-1	Baa2	Negative
Fitch	F1	BBB	Negative

(1)	Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2018.
Trade Receivable Securitization Program - Bunge and certain of its subsidiaries participate in a $700 million trade receivables securitization program, which terminates on May 26, 2021. However, each committed purchaser’s commitment to fund trade receivables sold under the Program will terminate on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement.
Equity
Total equity is set forth in the following table:

(US$ in millions)	June 30, 2018	December 31, 2017
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,253	5,226
Retained earnings	7,917	8,081
Accumulated other comprehensive income	(6,795)	(5,930)
Treasury shares, at cost - 2018 and 2017 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	6,146	7,148
Noncontrolling interest	197	209
Total equity	$6,343	$7,357
Total Bunge shareholders’ equity was $6,146 million at June 30, 2018 compared to $7,148 million at December 31, 2017. The decrease in shareholders’ equity during the six months ended June 30, 2018 was primarily due to $1,036 million cumulative translation loss, $33 million net loss attributable to Bunge, and declared dividends to common and preferred shareholders of $135 million and $17 million, respectively, partially offset by $164 million of gains associated with hedging activities.
Noncontrolling interest decreased to $197 million at June 30, 2018 from $209 million at December 31, 2017, primarily due to income attributable to our noncontrolling interest entities and the effect of currency translation.
As of June 30, 2018, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1787 Bunge Limited common shares, based on the conversion price of $84.84 per share, subject to certain additional anti-dilution adjustments (which represents 8,132,656 Bunge Limited common shares at June 30, 2018). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
For the six months ended June 30, 2018, our cash and cash equivalents, and restricted cash decreased by $380 million, compared to a decrease of $357 million in cash and cash equivalents, and restricted cash for the six months ended June 30, 2017.
Cash used for operating activities was $3,338 million for the six months ended June 30, 2018 compared to $1,309 million for the six months ended June 30, 2017. Net cash outflows for operating activities was higher for the six months ended

June 30, 2018, primarily due to the use of cash to support increased working capital requirements compared to the six months ended June 30, 2017. Cash provided by (used for) operating activities for all periods presented reflects the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which changed the presentation of cash flows in relation to our trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Local currency loans are remeasured into U.S. dollars at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the six months ended June 30, 2018 and 2017, we recorded a foreign exchange loss of $171 million and a gain of $33 million on our debt, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gain) loss on net debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have no impact on cash flows from operations.
Cash used for investing activities was $428 million in the six months ended June 30, 2018 compared to $5 million in the six months ended June 30, 2017. For the six months ended June 30, 2018, payments were made for capital expenditures of $220 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil and the upgrade of our crush facility in Italy, as well as other capital projects at various facilities. In addition, we acquired Loders for $895 million, net of cash acquired and Minsa Corporation for $73 million, net of cash acquired. Further, payments were made for investments of $1,082 million, primarily related to deposits, treasuries and bonds in South America related to Financial Services Group activities, which were partially offset by proceeds from such investments of $945 million. These payments were additionally offset by proceeds of $853 million from beneficial interests in securitized trade receivables. For the six months ended June 30, 2017, payments made for capital expenditures were $342 million, primarily related to upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business in Brazil, the expansion of a crushing facility in Brazil, and the upgrade of our crush facility in Italy. In addition, payments for acquisitions, net of cash acquired, totaled $394 million, which included two oilseed processing plants in the Netherlands and France for $344 million and an olive oil and seed oil producer in Turkey for $23 million. These payments were mostly offset by proceeds of $832 million from beneficial interests in securitized trade receivables.
Cash provided by financing activities was $3,418 million in the six months ended June 30, 2018, compared to $936 million in the six months ended June 30, 2017. In the six months ended June 30, 2018, the net increase of $3,567 million in borrowings was primarily related to the funding of acquisitions, higher working capital needs, and to finance capital expenditures. In addition, we paid dividends of $147 million to our common shareholders and holders of our convertible preference shares. In the six months ended June 30, 2017, the net increase of $1,020 million in borrowings primarily reflected higher working capital needs, the funding of acquisitions, and the financing of capital expenditures. In addition, we paid dividends of $135 million to our common shareholders and holders of our convertible preference shares.
Off-Balance Sheet Arrangements
Guarantees - We have issued or were a party to the following guarantees at June 30, 2018:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)(2)	$318
Residual value guarantee (3)	269
Total	$587

(1)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2018 through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at June 30, 2018, our potential liability was $113 million, and we have recorded a $19 million obligation related to these guarantees.

(2)
We issued guarantees to certain third parties related to performance of our unconsolidated affiliates. The term of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At June 30, 2018, Bunge's maximum potential future payments under these guarantees was $92 million, and we have recorded no obligation related to these guarantees.

(3)
We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At June 30, 2018, our recorded obligation related to these guarantees was $2 million.

We have provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its 100% owned subsidiaries. At June 30, 2018, debt with a carrying amount of $7,158 million related to these guarantees is included in our condensed consolidated balance sheet. This debt includes the senior notes issued by three of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are no significant restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.
Dividends
We paid a regular quarterly cash dividend of $0.46 per share on June 4, 2018 to common shareholders of record on May 21, 2018. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2018 to shareholders of record on May 15, 2018. On May 23, 2018, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.50 per common share. The dividend will be payable on September 5, 2018 to common shareholders of record on August 22, 2018. We also announced on May 23, 2018 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2018 to shareholders of record on August 15, 2018.
Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission. There were no material changes to Bunge’s critical accounting policies during the six months ended June 30, 2018. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

	Six Months Ended June 30, 2018		Year Ended December 31, 2017
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$2,131	$(213)	$685	$(69)
Lowest daily aggregated position value	$189	$(19)	$(711)	$(71)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2018 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign currency gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in other comprehensive income (loss) are foreign currency gains of $319 million for the six months ended June 30, 2018 and foreign exchange losses of $16 million for the year ended December 31, 2017 related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt based on market yields at June 30, 2018, was $8,012 million with a carrying value of $7,980 million. There was no significant change in our interest rate risk at June 30, 2018.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at June 30, 2018 would result in a decrease of approximately $41 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at June 30, 2018 would cause an increase of approximately $47 million in the fair value of our debt.
A hypothetical 1% change in LIBOR would result in a change of approximately $72 million in our interest expense on our variable rate debt at June 30, 2018. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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
As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Controls Over Financial Reporting - There have been no changes in the Company’s internal controls over financial reporting during the second quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.
INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are involved in litigation and other claims, investigations and proceedings incidental to our business. While the outcome of these matters cannot be predicted with certainty, we believe the outcome of these proceedings, net of established reserves, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Note 15 to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $72 million and $66 million, for labor and civil claims respectively, as of June 30, 2018. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 121 million Brazilian reais (approximately $31 million as of June 30, 2018) related to a legacy environmental claim in Brazil.

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

101
The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith.
E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: August 1, 2018	By:	/s/ Thomas M. Boehlert
Thomas M. Boehlert
Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer