Form 10-Q
period 2018-09-30
Bunge LTD
filed 2018-10-31
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934).  Yes    No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒
As of October 26, 2018 the number of shares issued of the registrant was:
Common shares, par value $.01 per share: 141,088,072

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$11,412	$11,423	$34,200	$34,189
Cost of goods sold	(10,494)	(10,934)	(32,356)	(32,886)
Gross profit	918	489	1,844	1,303
Selling, general and administrative expenses	(333)	(339)	(1,054)	(1,044)
Interest income	7	9	21	29
Interest expense	(101)	(64)	(265)	(191)
Foreign exchange gains (losses)	(20)	1	(116)	108
Other income (expense) – net	(19)	25	9	24
Income (loss) from continuing operations before income tax	452	121	439	229
Income tax (expense) benefit	(85)	(29)	(106)	(2)
Income (loss) from continuing operations	367	92	333	227
Income (loss) from discontinued operations, net of tax	7	—	12	—
Net income (loss)	374	92	345	227
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(9)	—	(13)	(7)
Net income (loss) attributable to Bunge	365	92	332	220
Convertible preference share dividends	(8)	(8)	(25)	(25)
Net income (loss) available to Bunge common shareholders	$357	$84	$307	$195

Earnings per common share—basic (Note 18)
Net income (loss) from continuing operations	$2.48	$0.59	$2.09	$1.39
Net income (loss) from discontinued operations	0.05	—	0.09	(0.01)
Net income (loss) attributable to Bunge common shareholders	$2.53	$0.59	$2.18	$1.38

Earnings per common share—diluted (Note 18)
Net income (loss) from continuing operations	$2.39	$0.59	$2.08	$1.38
Net income (loss) from discontinued operations	0.05	—	0.08	(0.01)
Net income (loss) attributable to Bunge common shareholders	$2.44	$0.59	$2.16	$1.37

Dividends declared per common share	$0.50	$0.46	$1.46	$1.34
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$374	$92	$345	$227
Other comprehensive income (loss):
Foreign exchange translation adjustment (1)	(168)	332	(1,225)	458
Unrealized gains (losses) on designated cash flow and net investment hedges, net of tax (expense) benefit of $1 and $4 in 2018 and nil and nil in 2017	8	(37)	172	(108)
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil and nil in 2018 and nil and $(1) in 2017	(1)	—	(1)	1
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of nil and nil in 2018 and $2 and $1 in 2017	—	(12)	(1)	(31)
Pension adjustment, net of tax (expense) benefit of $1 and $1 in 2018 and $(5) and $(1) in 2017	(3)	9	(2)	9
Total other comprehensive income (loss)	(164)	292	(1,057)	329
Total comprehensive income (loss)	210	384	(712)	556
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(8)	(3)	16	(20)
Total comprehensive income (loss) attributable to Bunge	$202	$381	$(696)	$536
(1) Includes the release of cumulative translation adjustments upon the disposition of the Company's foreign subsidiaries, which is recorded in Other income (expense) - net in the condensed consolidated statements of income.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$267	$601
Trade accounts receivable (less allowances of $103 and $107) (Note 13)	1,713	1,501
Inventories (Note 6)	7,183	5,074
Other current assets (Note 7)	3,948	3,227
Total current assets	13,111	10,403
Property, plant and equipment, net	5,164	5,310
Goodwill	723	515
Other intangible assets, net	711	323
Investments in affiliates	454	461
Deferred income taxes	434	516
Time deposits under trade structured finance program (Note 5)	—	315
Other non-current assets (Note 8)	849	1,028
Total assets	$21,446	$18,871
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,057	$304
Current portion of long-term debt (Note 12)	331	15
Letter of credit obligations under trade structured finance program (Note 5)	—	315
Trade accounts payable (includes $455 and $583 carried at fair value)	3,274	3,395
Other current liabilities (Note 10)	2,639	2,186
Total current liabilities	8,301	6,215
Long-term debt (Note 12)	4,912	4,160
Deferred income taxes	361	223
Other non-current liabilities	947	916
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 16)	438	—
Equity (Note 17):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2018 - 6,899,683 shares and 2017 - 6,899,700 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2018 – 141,081,739 shares, 2017 – 140,646,829 shares	1	1
Additional paid-in capital	5,264	5,226
Retained earnings	8,203	8,081
Accumulated other comprehensive income (loss) (Note 17)	(6,958)	(5,930)
Treasury shares, at cost - 2018 and 2017 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	6,280	7,148
Noncontrolling interests	207	209
Total equity	6,487	7,357
Total liabilities, redeemable noncontrolling interest and equity	$21,446	$18,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$345	$227
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	5	26
Foreign exchange (gain) loss on net debt	134	28
Bad debt expense	28	8
Depreciation, depletion and amortization	463	448
Share-based compensation expense	31	27
Deferred income tax (benefit)	11	(8)
Other, net	51	14
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(159)	(200)
Inventories	(2,465)	(837)
Secured advances to suppliers	(195)	101
Trade accounts payable and accrued liabilities	182	265
Advances on sales	(157)	(200)
Net unrealized gain (loss) on derivative contracts	23	153
Margin deposits	(266)	(26)
Marketable securities	92	(147)
Beneficial interest in securitized trade receivables	(1,439)	(1,768)
Other, net	31	(145)
Cash provided by (used for) operating activities	(3,285)	(2,034)
INVESTING ACTIVITIES
Payments made for capital expenditures	(318)	(485)
Acquisitions of businesses (net of cash acquired)	(968)	(369)
Proceeds from investments	1,080	398
Payments for investments	(1,163)	(686)
Settlement of net investment hedges	124	(23)
Proceeds from beneficial interest in securitized trade receivables	1,432	1,732
Payments for investments in affiliates	(3)	(77)
Other, net	40	7
Cash provided by (used for) investing activities	224	497
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	1,490	596
Proceeds from short-term debt with maturities greater than 90 days	475	360
Repayments of short-term debt with maturities greater than 90 days	(166)	(206)
Proceeds from long-term debt	9,191	6,502
Repayments of long-term debt	(8,049)	(6,100)
Proceeds from the exercise of options for common shares	11	58
Dividends paid	(225)	(207)
Other, net	(18)	(34)
Cash provided by (used for) financing activities	2,709	969
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	18	22
Net increase (decrease) in cash and cash equivalents, and restricted cash	(334)	(546)
Cash and cash equivalents, and restricted cash - beginning of period	605	938
Cash and cash equivalents, and restricted cash - end of period	$271	$392
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2018	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
Net income (loss)	—	—	—	—	—	—	332	—	—	13	345
Other comprehensive income (loss)	(23)	—	—	—	—	—	—	(1,028)	—	(6)	(1,034)
Dividends on common shares	—	—	—	—	—	—	(206)	—	—	—	(206)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interest	461	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	31	—	—	—	—	31
Impact of adoption of new accounting standards (1)	—	—	—	—	—	—	21	—	—	—	21
Issuance of common shares	—	(17)	—	434,910	—	7	—	—	—	—	7
Balance, September 30, 2018	$438	6,899,683	$690	141,081,739	$1	$5,264	$8,203	$(6,958)	$(920)	$207	$6,487
(1) See Note 2 for further details.

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2017	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343
Net income (loss)	—	—	—	—	—	—	220	—	—	7	227
Other comprehensive income (loss)	—	—	—	—	—	—	—	316	—	13	329
Dividends on common shares	—	—	—	—	—	—	(189)	—	—	—	(189)
Dividends on preference shares	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(10)	(10)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(5)	(5)
Share-based compensation expense	—	—	—	—	—	27	—	—	—	—	27
Issuance of common shares	—	(300)	—	1,107,795	—	53	—	—	—	—	53
Balance, September 30, 2017	$—	6,899,700	$690	140,608,657	$1	$5,223	$8,214	$(5,662)	$(920)	$204	$7,750
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2017 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, forming part of Bunge’s 2017 Annual Report on Form 10-K filed with the SEC on February 23, 2018.
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
Bunge has significant operations in Argentina and, up until June 30, 2018, it had utilized the official exchange rate of the Argentine peso published by the Argentine government for its commercial transactions and remeasurement purposes of financial statements. Argentina has continued to experience negative economic trends, as evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates, requiring the Argentine government to take mitigating actions. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, Bunge's Argentine subsidiaries changed their functional currency to the U.S. Dollar. This change in functional currency did not have a material impact on Bunge's consolidated financial statements.
Revenue Recognition
The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). Additional information about the Company’s revenues can be found in Note 19: Segment Information.

Revenue from commodity contracts (ASC 815) - Revenue from commodity contracts primarily relates to forward sales of commodities in the Company’s Agribusiness segment, such as soybeans, soybean meal and oil, corn and wheat, which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g. the price of soybeans), a notional amount (e.g. metric tons), no initial net investment and can be net settled since the commodity is readily convertible to cash. Bunge does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts. Certain of the Company’s sales in its Edible Oil Products, Milling Products, and Sugar and Bioenergy segments also qualify as derivatives, primarily sales of commodities like bulk soybean and canola oil, and raw sugar.

Revenue from commodity contracts is recognized in Net sales for the contracted amount when the contracts are settled at a point in time by transferring control of the commodity to the customer, similarly to revenue recognized from contracts with customers under ASC 606.  From inception through settlement, these forward sales arrangements are recorded at fair value under ASC 815 with unrealized gains and losses recognized in Cost of goods sold and carried on the consolidated balance sheet as Current assets (see Note 7: Other Current Assets) or Current liabilities (see Note 10: Other Current Liabilities), respectively. Further information about the fair value of these contracts is presented in the Note 11: Financial Instruments and Fair Value Measurements.

Revenue from contracts with customers (ASC 606) - Revenue from contracts with customers accounted for under ASC 606 is primarily generated in the Company's Edible Oil Products, Milling Products, Sugar and Bioenergy and Fertilizer segments through the sale of refined edible oil-based products such as packaged vegetable oils, shortenings, margarines and mayonnaise; milled grain products such as wheat flours, bakery mixes, corn-based products, and rice; certain sugar and bioenergy products; and fertilizer products. These sales are accounted for under ASC 606 as these sales arrangements do not meet the aforementioned criteria to be considered derivatives under ASC 815. These revenues are measured based on consideration specified in a contract with a customer, and exclude sales taxes, discounts related to promotional programs and amounts collected on behalf of third parties. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when legal title and risks and rewards transfer to the customer. Sales terms provide for transfer of title either at the time and point of shipment or at the time and point of delivery and acceptance of the product being sold. In contracts that do not specify the timing of transfer of legal title or transfer of significant risks and rewards of ownership, judgment is required in determining the timing of transfer of control. In such cases, the Company considers standard business practices and the relevant laws and regulations applicable to the transaction to determine when legal title or the significant risks and rewards of ownership are transferred.

The transaction price is generally allocated to performance obligations on a relative standalone selling price basis. Standalone selling prices are estimated based on observable data of the Company’s sales of such products and services to similar customers and in similar circumstances on a standalone basis.  In assessing whether to allocate variable consideration to a specific part of the contract, the Company considers the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Variable consideration is generally known upon satisfaction of the performance obligation.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of goods sold.

Warranties provided to customers are primarily assurance-type of warranties on the fitness of purpose and merchantability of the Company’s goods and services. The Company does not provide service-type warranties to customers.

Payment is generally due at the time of shipment or delivery, or within a specified time frame after shipment or delivery, which is generally 30-60 days. The Company’s contracts generally provide customers the right to reject any products that do not meet agreed quality specifications. Product returns and refunds are not material.

Additionally, the Company recognizes revenue in the Agribusiness segment from ocean freight and port services over time as the related services are performed.  Performance obligations are typically completed within a fiscal quarter and any unearned revenue or accrued revenues are not material.

2.	ACCOUNTING PRONOUNCEMENTS
The below outlines new accounting pronouncements issued in 2018, as well as updates on certain previously disclosed Accounting Standard Updates (“ASU”).
New Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new provisions, all lessees will be reported on the balance sheet as a right-of-use asset and a liability for the obligation to make payments except for leases with a term of 12 months or less. The standard is effective for Bunge starting January 1, 2019. Bunge has elected the amended transition approach provided by ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to apply the guidance as of the date of initial application. Bunge has established a project implementation group and is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures. Identification of contracts in scope of the new guidance has been completed and the implementation of a new system to perform the reporting and disclosure requirements is underway. We have established accounting policies and proposed changes to existing processes and controls.

The Company expects the only significant impact to be reclassifications of and increases to assets and liabilities in the consolidated balance sheet, but at this time, the expected financial impact is not yet known.  The Company does not expect significant impacts to its consolidated statement of comprehensive income, consolidated statement of cash flows, or consolidated statement of changes in equity and redeemable noncontrolling interests.
In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"). Consequently, the ASU eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because this ASU only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU 2018-02 will be effective for Bunge starting January 1, 2019. The adoption of this ASU is not expected to have a material impact on Bunge's consolidated financial statements.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606), Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB issued additional implementation guidance and practical expedients in ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to improve the guidance. The Company adopted the standard on January 1, 2018 under the modified retrospective approach, applying it only to contracts open as of that date. The impact of adopting the standard has not resulted in a change in accounting treatment for any of the Company’s revenue streams, with the exception of ocean freight voyage charter services. Under ASC 605, the Company recognized revenue and the related cost of goods sold upon loading of the goods onto the vessel, which generally coincides with receipt of payment by the customer. Under ASC 606, the revenue and the related cost of goods sold will instead be recognized over time as the voyages occur and the related expenses are incurred, respectively. As a result of this change in timing, the adoption of the standard resulted in a cumulative-effect credit adjustment to opening retained earnings that was not material.

Upon the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, the Company has made a cumulative effect adjustment to reclassify the unrealized gains/(losses) of equity investments classified as available for sale from accumulated other comprehensive income (loss) to opening retained earnings that was not material.

Upon the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), the Company has changed its presentation of cash flows in relation to the Company’s trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities. This ASU has been applied retrospectively and as a result, $1,732 million has been reclassified from cash provided by (used for) operating activities to cash provided by (used for) investing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. See Note 13 for additional information on the trade receivables securitization program.

Subsequent to the Company's initial adoption of ASU 2016-15, additional interpretative guidance was released by the SEC in the third quarter of 2018 that clarifies the method to be used for calculating the cash received from payments on the deferred purchase price. This additional guidance indicated that an entity must evaluate daily transaction activity to calculate the value of cash received from payments on the deferred purchase price. The company has applied this guidance on a retrospective basis, effective with the Form 10-Q for the quarterly period ending September 30, 2018, which resulted in additional reclassification of cash inflows from operating activities to cash inflows from investing activities.

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

(US$ in millions)	September 30, 2018	September 30, 2017
Cash and cash equivalents	$267	$389
Restricted cash included in other current assets	4	3
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$271	$392

Upon the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company has changed the presentation of net periodic benefit cost related to its employer sponsored defined benefit plans and other postretirement benefits. Effective for 2018 and all prior periods presented, service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost are now presented separately in Other income (expense), net. The reclassifications associated with the adoption of this ASU did not have a material impact on Bunge's condensed consolidated financial statements.
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

The table below sets forth, by segment, the types of costs recorded for the Global Competitiveness Program during the nine months ended September 30, 2018.

(US$ in millions)	Severance and Other Employee Benefit Costs	Other Program Costs	Total Program Costs
Agribusiness Segment	$14	$16	$30
Edible Oils Segment	2	4	6
Milling Segment	—	2	2
Sugar and Bioenergy Segment	2	4	6
Fertilizer Segment	2	1	3
Total	$20	$27	$47
In addition to the above charges, $1 million of severance and other employee benefit costs were recorded related to other industrial productivity initiatives. For the total costs recorded, $9 million were recorded in Cost of goods sold and $39 million were recorded in Selling, general and administrative expenses.

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

(US$ in millions)	Severance and Other Employee Benefit Costs
Balance at January 1, 2018	$45
Charges incurred	20
Cash payments	(53)
Balance at September 30, 2018	$12

In addition to the cash charges described above, the Company's restructuring initiatives may include the sale or disposal of long-lived assets and rationalization of certain investments. As Bunge continues to review its opportunities, certain gains and charges may be recorded in earnings, including those related to the disposal of assets or investments. For the nine months ended September 30, 2018, $29 million of such charges have been recognized.

4.	BUSINESS ACQUISITIONS
On March 1, 2018 ("the acquisition date"), Bunge acquired a 70% ownership interest in IOI Loders Croklaan ("Loders") from IOI Corporation Berhad ("IOI") for approximately $972 million in cash. The preliminary purchase price remains subject to final post-closing adjustments, which are expected during the fourth quarter of 2018. The transaction expands Bunge's value-added capabilities, reach, and scale across core geographies to establish Bunge as a global leader in B2B oil solutions. Loders' portfolio includes a full range of palm and tropical oil-derived products with strength in confectionery, bakery and infant nutrition applications. Loders serves global food industry customers in more than 100 countries around the world.
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
The amounts of revenue and earnings of Loders included in Bunge's condensed consolidated statement of income from the acquisition date to the periods ended September 30, 2018 are as follows:

(US$ in millions)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net sales	$395	$966
Income (loss) from continuing operations	$(4)	$—
The following represents the supplemental pro forma results of the combined entity as if Loders was acquired on January 1, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2018	2017	2018	2017
Net sales	$11,412	$11,896	$34,497	$35,548
Income (loss) from continuing operations	$368	$78	$345	$178
The supplemental pro forma amounts for income from continuing operations above have been adjusted to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2017. Additionally, these amounts were also adjusted to reflect additional interest expense on the $1 billion of senior notes issued in connection with the acquisition, as if such issuance occurred on January 1, 2017. Supplemental pro forma income from continuing operations for the three and nine months ended September 30, 2018 were also adjusted to exclude $1 million and $11 million, respectively, of acquisition and integration related costs incurred in 2018, while 2017 supplemental pro forma income from continuing operations was adjusted to include these charges.
Supplemental pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
The fair value in the opening balance sheet of the 30% redeemable noncontrolling interest in Loders was estimated to be $461 million. The fair value was estimated based as 30% of the total equity value of Loders based on the transaction price for the 70% stake in Loders, considering the cash paid and the value of the put/call provisions. See Note 16 for more information related to this redeemable noncontrolling interest.
Other acquisitions
On January 30, 2018, Bunge acquired Minsa Corporation ("Minsa") for an approximate initial purchase price of $75 million, subject to certain post-closing adjustments based on the net operating assets delivered on the closing date and the achievement of certain earnings targets based on results of the year ended December 31, 2017. As a result of the transaction, Bunge acquired two corn mills in the United States. The preliminary purchase price allocation resulted in $7 million of working capital, $38 million allocated to property, plant and equipment, $20 million to finite-lived intangible assets, and $10 million to goodwill. Bunge anticipates finalizing the purchase price by the first quarter of 2019.
5.    TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the nine months ended September 30, 2018 and 2017, the net returns from these activities were $23 million and $27 million, respectively, and were included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements. The assets and liabilities related to the program are reflected in the condensed consolidated balance sheets as Time deposits under trade structured finance program and Letter of credit obligations under trade structured finance program, respectively. The fair values approximated the carrying amount of the related financial instruments and are all Level 2 measurements.
As of September 30, 2018 and December 31, 2017, receivables and trade payables of $0 million and $1,196 million, respectively, and time deposits and LCs of $6,093 million and $6,321 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At September 30, 2018 and December 31, 2017, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.43% and 2.98%, respectively. During the nine months ended September 30, 2018 and 2017, total net proceeds from issuances of LCs were $4,409 million and $5,889 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

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

(US$ in millions)	September 30, 2018	December 31, 2017
Agribusiness (1)	$5,762	$4,022
Edible Oil Products (2)	733	458
Milling Products	240	196
Sugar and Bioenergy (3)	352	333
Fertilizer	96	65
Total	$7,183	$5,074

(1)
Includes RMI of $5,534 million and $3,865 million at September 30, 2018 and December 31, 2017, respectively.  Of these amounts, $4,466 million and $2,694 million can be attributable to merchandising activities at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes RMI of bulk soybean and canola oil in the aggregate amount of $97 million and $115 million at September 30, 2018 and December 31, 2017, respectively.

(3)
Includes RMI of $75 million and $76 million at September 30, 2018 and December 31, 2017, respectively. Of these amounts, $67 million and $73 million can be attributable to merchandising activities at September 30, 2018 and December 31, 2017, respectively.

7.	OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2018	December 31, 2017
Unrealized gains on derivative contracts, at fair value	$1,530	$910
Prepaid commodity purchase contracts (1)	465	282
Secured advances to suppliers, net (2)	259	412
Recoverable taxes, net	474	488
Margin deposits	510	258
Marketable securities, at fair value, and other short-term investments	119	213
Deferred purchase price receivable, at fair value (3)	114	107
Income taxes receivable	76	192
Prepaid expenses	201	125
Other	200	240
Total	$3,948	$3,227

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $1 million at September 30, 2018 and $1 million at December 31, 2017.

Interest earned on secured advances to suppliers of $6 million and $7 million for the three months ended September 30, 2018 and 2017, respectively, and $24 million and $34 million for the nine months ended September 30, 2018 and 2017, respectively, is included in net sales in the condensed consolidated statements of income.

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

(US$ in millions)	September 30, 2018	December 31, 2017
Foreign government securities	$35	$145
Corporate debt securities	65	59
Certificates of deposit/time deposits	13	—
Other	6	9
Total marketable securities and other short-term investments	$119	$213
As of September 30, 2018, total marketable securities and other short-term investments includes $101 million that are recorded at fair value and $18 million of other short-term investments. As of December 31, 2017, total marketable securities and other short-term investments includes $3 million of assets classified as available for sale, $209 million as trading and $1 million as other short-term investments. Due to the short-term nature of these investments, carrying value approximates fair value.

8.	OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2018	December 31, 2017
Recoverable taxes, net (1)	$113	$155
Judicial deposits (1)	110	140
Other long-term receivables	5	12
Income taxes receivable (1)	245	307
Long-term investments	86	66
Affiliate loans receivable	28	24
Long-term receivables from farmers in Brazil, net (1)	92	131
Other	170	193
Total	$849	$1,028

(1)	These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take several years.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $27 million and $28 million at September 30, 2018 and December 31, 2017, respectively.
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
Affiliate loans receivable - Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with a remaining maturity of greater than 1 year.
Long-term receivables from farmers in Brazil, net - Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers.
The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2018 and the year ended December 31, 2017 was $220 million and $253 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2018		December 31, 2017
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$85	$74	$98	$91
Renegotiated amounts (2)	16	16	25	22
For which no allowance has been provided:
Legal collection process (1)	50	—	76	—
Renegotiated amounts (2)	9	—	17	—
Other long-term receivables	22	—	28	—
Total	$182	$90	$244	$113

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.

The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2018	2017	2018	2017
Beginning balance	$98	$109	$113	$109
Bad debt provisions	1	—	5	10
Recoveries	(4)	(3)	(7)	(11)
Write-offs	(1)	—	(2)	—
Foreign exchange translation	(4)	5	(19)	3
Ending balance	$90	$111	$90	$111

9.	INCOME TAXES
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
For the nine months ended September 30, 2018 and 2017, income tax (expense) benefit related to continuing operations was $(106) million and $(2) million. The higher effective tax rate for the third quarter of 2018 was primarily due to higher overall pretax income for the period. In the third quarter of 2018, Bunge recorded an income tax benefit of $15 million related to the favorable resolution of income tax matters in North America. For the nine months ended September 30, 2017, the income tax expense reflected certain discrete items, including an income tax benefit of $32 million for favorable resolution of income tax matters in Asia and an income tax benefit of $17 million related to a tax election in South America.
As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities. In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize. While it is difficult to predict the outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that is more likely than not to be realized.
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
Bunge recognized the income tax effects of the Tax Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. As such, the financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Legislation for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. Pursuant to SAB 118, adjustments to the provisional amounts recorded by us as of December 31, 2017 that are identified within a subsequent measurement period of up to one year from the enactment date will be included as an adjustment to the tax expense from continuing operations in the period the amounts are determined.
Bunge recognized a provisional charge of $60 million in the fourth quarter of 2017, associated with revaluing deferred tax assets and liabilities at the new statutory rate, accruing the Transition Tax, and accruing incremental withholding taxes on future repatriation of earnings to the United States. During the third quarter of 2018, Bunge continued to evaluate and refine the amounts to be reported on its 2017 U.S. federal income tax return. This effort included documenting deemed repatriated earnings and further assessing impacts of subsequent repatriations of foreign earnings on Bunge’s ability to utilize foreign tax credits. During the nine months ended September 30, 2018, Bunge did not record any adjustments to the provisional amounts recorded in 2017 as Bunge continues to analyze and finalize these amounts. Bunge expects to complete its analysis during the fourth quarter 2018, and record an adjustment to tax expense, if applicable. Bunge's final determination of its ability to utilize foreign tax credits may impact the Transition Tax calculation and the accrual of incremental withholding taxes. Bunge expects to conclude on the policy election to be made in connection with the accounting for GILTI later in 2018.

10.	OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2018	December 31, 2017
Unrealized losses on derivative contracts, at fair value	$1,491	$897
Accrued liabilities	634	606
Advances on sales	226	406
Other	288	277
Total	$2,639	$2,186

11.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
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
Level 3: Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. In evaluating the significance of fair value inputs, Bunge considers items that individually or when aggregated with other inputs, generally represent more than 10% of the fair value of the assets or liabilities. For such identified inputs, judgments are required when evaluating both quantitative and qualitative factors in the determination of significance for purposes of fair value level classification and disclosure. Level 3 assets and liabilities include assets and liabilities whose value is determined using proprietary pricing models, discounted cash flow methodologies or similar techniques; as well as, assets and liabilities for which the determination of fair value requires significant management judgment or estimation. Bunge believes a change in these inputs would not result in a significant change in the fair values.
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
The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2018				December 31, 2017
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$4,760	$946	$5,706	$—	$3,691	$365	$4,056
Trade accounts receivable (1)	—	5	—	5	—	5	—	5
Unrealized gain on designated derivative contracts (2):
Interest rate	—	—	—	—	—	—	—	—
Foreign exchange	—	53	—	53	—	18	—	18
Unrealized gain on undesignated derivative contracts (2):
Interest rate	—	3	—	3	—	4	—	4
Foreign exchange	1	668	—	669	—	321	—	321
Commodities	112	612	32	756	115	389	19	523
Freight	9	—	12	21	18	—	8	26
Energy	27	1	—	28	18	—	—	18
Deferred purchase price receivable (Note 13)	—	114	—	114	—	107	—	107
Other (3)	62	64	—	126	15	234	—	249
Total assets	$211	$6,280	$990	$7,481	$166	$4,769	$392	$5,327
Liabilities:
Trade accounts payable (1)	$—	$361	$94	$455	$—	$467	$116	$583
Unrealized loss on designated derivative contracts (4):
Interest rate	—	69	—	69	—	31	—	31
Foreign exchange	—	51	—	51	—	2	—	2
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	2	—	2	—	1	—	1
Foreign exchange	—	675	—	675	1	430	—	431
Commodities	201	501	37	739	141	271	20	432
Freight	20	—	11	31	15	—	3	18
Energy	11	—	1	12	9	2	2	13
Total liabilities	$232	$1,659	$143	$2,034	$166	$1,204	$141	$1,511

(1)	These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)	Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets.

(3)	Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There are $88 million and $31 million included in other non-current liabilities at September 30, 2018 and December 31, 2017, respectively.

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
OTC derivative contracts include swaps, options and structured transactions that are fair valued are generally determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market. When unobservable inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. In addition, except for exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments may be made based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at September 30, 2018 or December 31, 2017.
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

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2018 and 2017.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended September 30, 2018
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ (Payable), Net	Total
Balance, July 1, 2018	$16	$1,225	$(265)	$976
Total gains and (losses), realized/unrealized included in cost of goods sold	(12)	80	4	72
Purchases	—	317	(31)	286
Sales	—	(898)	—	(898)
Issuances	(2)	—	—	(2)
Settlements	(2)	—	231	229
Transfers into Level 3	(5)	255	(1)	249
Transfers out of Level 3	—	(33)	(32)	(65)
Balance, September 30, 2018	$(5)	$946	$(94)	$847
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, include gains/(losses) of $(19) million, $50 million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2018.

	Three Months Ended September 30, 2017
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ (Payable), Net	Total
Balance, July 1, 2017	$—	$623	$(453)	$170
Total gains and (losses), realized/unrealized included in cost of goods sold	(4)	23	(2)	17
Purchases	3	233	(5)	231
Sales	—	(443)	—	(443)
Issuances	(3)	—	—	(3)
Settlements	(1)	—	214	213
Transfers into Level 3	(1)	162	(4)	157
Transfers out of Level 3	3	(29)	1	(25)
Balance, September 30, 2017	$(3)	$569	$(249)	$317
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, includes gains/(losses) of $(2) million, $11 million and $(3) million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2017.

	Nine Months Ended September 30, 2018
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ (Payable), Net	Total
Balance, January 1, 2018	$2	$365	$(116)	$251
Total gains and losses (realized/unrealized) included in cost of goods sold	(1)	189	17	205
Purchases	10	1,462	(282)	1,190
Sales	—	(1,444)	—	(1,444)
Issuances	(11)	—	—	(11)
Settlements	5	—	381	386
Transfers into Level 3	(9)	530	(80)	441
Transfers out of Level 3	(1)	(156)	(14)	(171)
Balance, September 30, 2018	$(5)	$946	$(94)	$847
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, include gains/(losses) of $(17) million, $31 million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2018.

	Nine Months Ended September 30, 2017
(US$ in millions)	Derivatives, Net	Readily Marketable Inventories	Trade Accounts Receivable/ (Payable), Net	Total
Balance, January 1, 2017	$(51)	$237	$(44)	$142
Total gains and losses (realized/unrealized) included in cost of goods sold	(36)	95	9	68
Purchases	8	1,376	(460)	924
Sales	—	(1,472)	—	(1,472)
Issuances	(8)	—	—	(8)
Settlements	70	—	305	375
Transfers into Level 3	(8)	503	(59)	436
Transfers out of Level 3	22	(170)	—	(148)
Balance, September 30, 2017	$(3)	$569	$(249)	$317
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, includes gains/(losses) of $(6) million, $(19) million and $3 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2017.
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
Fair value hedges of interest rate risk - For certain long-term debt that is issued at a fixed rate, Bunge enters into interest rate swaps to effectively convert the fixed interest rate to a variable interest rate. These swaps may be for the full term of the debt or for only a part of the term. As Bunge applies the shortcut method for all its interest rate hedges on long term debt, the notional amount of the swap is equal to the amortized cost basis of the hedged debt. The net impact of hedge accounting for interest rate swaps is recognized in interest expense.
Fair value hedges of currency risk - For certain borrowings that are not in the functional currency of the reporting entity issuing them, Bunge enters into cross currency swaps to convert the risk to the functional currency of the entity. The changes in currency risk on the derivative go to foreign exchange gains (losses), whereas, the coupon on the swap goes to interest expense. Changes in basis risk are held in accumulated other comprehensive income (loss) until realized through the coupon.
Cash flow hedges of currency risk - Bunge manages currency risk on certain forecasted purchases and sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to sales, cost of goods sold or selling, general and administrative expenses. These hedges mature at various times through June 2019. Of the amount currently in accumulated other comprehensive income (loss), $(1) million is expected to be reclassified to earnings in the next twelve months.
Net investment hedges - Bunge hedges the currency risk of certain of its foreign subsidiaries with currency forwards and intercompany loans for which the currency risk is remeasured through accumulated other comprehensive income (loss).
The table below provides information about the balance sheet values of hedged items and the notional amount of derivatives used in hedging strategies.

(US$ in millions)	September 30, 2018	December 31, 2017
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,198	$2,071
Cumulative adjustment to long-term debt from application of hedge accounting	$(69)	$(31)
Interest rate swap - notional amount	$2,276	$2,109

Fair value hedges of currency risk
Carrying value of hedged debt	$304	$—
Cumulative adjustment to long-term debt from application of hedge accounting	$—	$—
Cross currency swap - notional amount	$304	$—

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$58	$237

Net investment hedges
Foreign currency forward - notional amount	$1,040	$1,000
Carrying value of non-derivative hedging instrument	$922	$725
In addition to using derivatives in qualifying hedge relationships, Bunge enters into derivatives to economically hedge its exposure to a variety of market risks it incurs in the normal course of operations.
Interest rate derivatives are used to hedge exposures to the Company's financial instrument portfolios and debt issuances. The impact of changes in fair value of these instruments is presented in interest expense.
Currency derivatives are used to hedge the balance sheet and commercial exposures that arise from the Company's global operations. The impact of changes in fair value of these instruments is presented in Cost of goods sold when hedging commercial exposures and Foreign exchange gains (losses) when hedging monetary exposures.
Agricultural commodity derivatives are used to manage the Company's inventory and forward purchase and sales contracts. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
Bunge uses derivative instruments referred to as forward freight agreements ("FFA") and FFA options to hedge portions of its current and anticipated ocean freight costs. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
Bunge uses energy derivative instruments to manage its exposure to volatility in energy costs. Hedges may be entered into for natural gas, electricity, coal and fuel oil, including bunker fuel. The impact of changes in fair value of these instruments is presented in Cost of goods sold.

The table below summarizes the volume of economic derivatives as of September 30, 2018 and 2017. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided for positions on the same exchange.

	September 30,
	2018		2017		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$2,429	$(123)	$—	$(1,574)	$ Notional
Futures	$—	$(2)	$—	$—	$ Notional
FRA	$339	$(339)	$—	$(800)	$ Notional
Currency
Forwards	$13,559	$(12,703)	$10,548	$(10,824)	$ Notional
Swaps	$253	$(601)	$593	$(552)	$ Notional
Futures	$—	$(134)	$—	$(10)	$ Notional
Options	$828	$(791)	$430	$(368)	Delta
Agricultural commodities
Forwards	31,629,110	(31,649,079)	22,381,787	(31,604,107)	Metric Tons
Swaps	277,869	(9,901,922)	300,458	(6,483,877)	Metric Tons
Futures	2,348,833	—	2,244,228	—	Metric Tons
Options	1,025,532	—	63,027	—	Metric Tons
Ocean freight
FFA	—	(5,837)	—	(2,098)	Hire Days
FFA options	566	—	315	—	Hire Days
Natural gas
Swaps	1,290,974	—	635,687	—	MMBtus
Futures	973,161	—	4,553,161	—	MMBtus
Energy - other
Forwards	5,536,690	—	6,048,869	—	Metric Tons
Futures	—	(21,408)	351,786	—	Metric Tons
Swaps	208,200	—	227,600	—	Metric Tons

The Effect of Financial Instruments on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments on the condensed consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(US$ in millions)		2018	2017
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(1)	$—

Cost of goods sold
Hedge accounting	Foreign currency	$—	$—
Economic hedges	Foreign currency	(32)	80
	Commodities	313	102
	Freight	8	7
	Energy	6	7
Total Cost of goods sold		$295	$196

Interest expense
Hedge accounting	Interest rate	$(3)	$3

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(6)	$—
Economic hedges	Foreign currency	46	60
Total Foreign exchange gains (losses)		$40	$60

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$3	$14
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$1	$(19)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$7	$(31)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$—	$—

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$—	$10

		Gain (Loss) Recognized in Income on Derivative Instruments
		Nine Months Ended September 30,
(US$ in millions)		2018	2017
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(2)	$—

Cost of goods sold
Hedge accounting	Foreign currency	$1	$—
Economic hedges	Foreign currency	(446)	62
	Commodities	485	514
	Freight	(13)	4
	Energy	27	(6)
Total Cost of goods sold		$54	$574

Interest expense
Hedge accounting	Interest rate	$(3)	$11

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(18)	$—
Economic hedges	Foreign currency	2	82
Total Foreign exchange gains (losses)		$(16)	$82

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(2)	$15
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$134	$(21)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$42	$(101)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(1)	$—

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(1)	$27

12.	DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At September 30, 2018, there were $598 million borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.
On September 10, 2018, Bunge completed the sale and issuance of $600 million aggregate principal amount of 4.35% unsecured senior notes due March 15, 2024. The senior notes are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing on March 15, 2019. The net proceeds of the offering were approximately $594 million after deducting underwriting commissions and estimated offering expenses.  Bunge used the net proceeds from this offering, together with available cash, to fund the purchase of the $600 million aggregate principal amount of 8.50% senior notes due 2019 (the "2019 Notes"). Concurrent to the new issuance, Bunge commenced a cash tender offer for the 2019 Notes, of which $283 million aggregate principal amount were successfully tendered and redeemed under this offer in the third quarter of 2018. This transaction resulted in a loss on extinguishment of debt of approximately $12 million, related to make-whole payments, and is included in the condensed consolidated statements of income for the three and nine months ending September 30, 2018. Following the completion of the cash tender offer, Bunge redeemed the remaining $317 million aggregate principal amount of the 2019 Notes. This transaction, which settled on October 11, 2018, resulted in a loss on extinguishment of debt of approximately $12 million, related to make-whole payments, and will be included in the consolidated statement of income for the year ending December 31, 2018.
At September 30, 2018, Bunge had $4,072 million of unused and available borrowing capacity under its committed credit facilities totaling $5,515 million with a number of lending institutions.
The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2018		December 31, 2017
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$5,243	$5,306	$4,175	$4,337

On May 1, 2018, in connection with Bunge's previously announced strategy to reduce its exposure to the sugar milling business in Brazil, Bunge entered into an unsecured $700 million, 5-year revolving credit facility, which upon fulfillment of certain conditions is convertible into a non-recourse secured term loan facility with the Company's sugar milling business as the borrower. This facility provides financial flexibility for Bunge to fund the sugar milling business on a stand-alone basis. Additionally, subject to lender approval, Bunge may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision set forth in the revolving credit facility. There were no borrowings outstanding under the revolving credit facility at September 30, 2018.

13.	TRADE RECEIVABLES SECURITIZATION PROGRAM
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers that provides for funding of up to $700 million against receivables sold into the Program.

(US$ in millions)	September 30, 2018	December 31, 2017
Receivables sold which were derecognized from Bunge's balance sheet	$827	$810
Deferred purchase price included in other current assets	$114	$107

The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2018	2017
Gross receivables sold	$7,233	$7,074
Proceeds received in cash related to transfer of receivables	$6,982	$6,811
Cash collections from customers on receivables previously sold	$6,832	$6,827
Discounts related to gross receivables sold included in SG&A	$10	$6

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

14.	RELATED PARTY TRANSACTIONS

Notes receivable - Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $19 million at September 30, 2018, which matures in June 2019, with interest based on CDI, the average one‑day interbank deposit rate in Brazil.
Bunge holds a note receivable from Bunge SCF Grain LLC, a 50% equity method investment in the U.S., with a carrying value of $7 million at September 30, 2018, which matures on March 31, 2023, with an interest rate based on LIBOR.

In addition, Bunge held notes receivables from other related parties totaling $3 million at September 30, 2018.

Notes payable - Bunge holds a note payable with Bunge SCF Grain LLC with a carrying value of $28 million at September 30, 2018. This note matures on March 31, 2023 with a fixed interest rate of 2.1% and is included in other long-term liabilities in Bunge’s consolidated balance sheet.

Other - Bunge purchased soybeans, palm oil, and other commodity products and received port services from certain of its unconsolidated investees and other related parties totaling $352 million and $182 million for the three months ended September 30, 2018 and 2017, respectively, and $1,016 million and $682 million for the nine months ended September 30, 2018 and 2017, respectively. Bunge also sold soybeans and other commodity products and provided port services to certain of its unconsolidated investees and other related parties totaling $75 million and $76 million for the three months ended September 30, 2018 and 2017, respectively, and $294 million and $387 million for the nine months ended September 30, 2018 and 2017, respectively.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at September 30, 2018 and December 31, 2017 are the following amounts related to these matters:

(US$ in millions)	September 30, 2018	December 31, 2017
Non-income tax claims	$129	$161
Labor claims	74	92
Civil and other claims	91	103
Total	$294	$356
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
On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. As of September 30, 2018, the accrued liability was 400 million Brazilian reais (approximately $100 million), plus applicable interest.
As of September 30, 2018, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued the outstanding claims (including applicable interest and penalties) as of:

(US$ in millions)	Years Examined	September 30, 2018	December 31, 2017
ICMS	1990 to Present	$228	$281
PIS/COFINS	2004 through 2015	$187	$200
Argentina Export Tax
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings, and claims related to its activities. During 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of September 30, 2018, totaled approximately $285 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.
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
Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2018:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1) (2)	$321
Residual value guarantee (3)	269
Total	$590

(1)
Bunge issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2018 through

2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, a Bunge subsidiary has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at September 30, 2018, Bunge's potential liability was $137 million and it had recorded a $19 million obligation related to these guarantees.

(2)
Bunge issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At September 30, 2018, Bunge's maximum potential future payments under these guarantees was $94 million, and no obligation has been recorded related to these guarantees.

(3)
Bunge issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At September 30, 2018, Bunge’s recorded obligation related to these guarantees was $1 million.

Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly‑owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its subsidiaries.  As of September 30, 2018, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $6,617 million related to these guarantees.  This debt includes the senior notes issued by three of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe, B.V. and Bunge N.A. Finance L.P.  There are largely no restrictions on the ability of Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge N.A. Finance L.P. or any other Bunge subsidiary to transfer funds to Bunge Limited.
16.    REDEEMABLE NONCONTROLLING INTEREST
In connection with the acquisition of a 70% ownership interest in Loders, the Company has entered into a put/call arrangement with the Loders' minority shareholder, and may be required or elect to purchase the additional 30% ownership interest in Loders within a specified time frame.
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

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2018	$(6,576)	$(80)	$(139)	$—	$(6,795)
Other comprehensive income (loss) before reclassifications	(182)	8	(3)	—	(177)
Amount reclassified from accumulated other comprehensive income	15	(1)	—	—	14
Balance, September 30, 2018	$(6,743)	$(73)	$(142)	$—	$(6,958)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2017	$(5,618)	$(192)	$(145)	$4	$(5,951)
Other comprehensive income (loss) before reclassifications	329	(37)	9	—	301
Amount reclassified from accumulated other comprehensive income	—	(8)	—	(4)	(12)
Balance, September 30, 2017	$(5,289)	$(237)	$(136)	$—	$(5,662)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(5,547)	$(244)	$(140)	$1	$(5,930)
Other comprehensive income (loss) before reclassifications	(1,225)	172	(2)	—	(1,055)
Amount reclassified from accumulated other comprehensive income	29	(1)	—	(1)	27
Balance, September 30, 2018	$(6,743)	$(73)	$(142)	$—	$(6,958)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2017	$(5,734)	$(102)	$(145)	$3	$(5,978)
Other comprehensive income (loss) before reclassifications	445	(108)	9	1	347
Amount reclassified from accumulated other comprehensive income	—	(27)	—	(4)	(31)
Balance, September 30, 2017	$(5,289)	$(237)	$(136)	$—	$(5,662)

18.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2018	2017	2018	2017
Income (loss) from continuing operations	$367	$92	$333	$227
Net (income) loss attributable to noncontrolling interests	(9)	—	(13)	(7)
Income (loss) from continuing operations attributable to Bunge	358	92	320	220
Convertible preference share dividends	(8)	(8)	(25)	(25)
Income (loss) from discontinued operations, net of tax	7	—	12	—
Net income (loss) available to Bunge common shareholders - Basic	357	84	307	195
Add back convertible preference share dividends	8	—	—	—
Net income (loss) available to Bunge common shareholders - Diluted	$365	$84	$307	$195

Weighted-average number of common shares outstanding:
Basic	141,075,026	140,601,605	140,925,023	140,276,421
Effect of dilutive shares:
—stock options and awards (1)	653,334	954,694	798,388	1,008,169
—convertible preference shares (2)	8,176,814	—	—	—
Diluted	149,905,174	141,556,299	141,723,411	141,284,590

Basic earnings per common share:
Net income (loss) from continuing operations	$2.48	$0.59	$2.09	$1.39
Net income (loss) from discontinued operations	0.05	—	0.09	(0.01)
Net income (loss) attributable to Bunge common shareholders—basic	$2.53	$0.59	$2.18	$1.38

Diluted earnings per common share:
Net income (loss) from continuing operations	$2.39	$0.59	$2.08	$1.38
Net income (loss) from discontinued operations	0.05	—	0.08	(0.01)
Net income (loss) attributable to Bunge common shareholders—diluted	$2.44	$0.59	$2.16	$1.37

(1)
Weighted-average common shares outstanding-diluted excludes approximately 5 million and 3 million outstanding stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended September 30, 2018 and 2017, respectively.

Weighted-average common shares outstanding-diluted excludes approximately 4 million and 3 million outstanding stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Weighted-average common shares outstanding-diluted excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the computation of earnings per share for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017.

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

	Three Months Ended September 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$7,905	$2,298	$427	$629	$153	$—	$11,412
Inter–segment revenues	1,162	38	—	—	1	(1,201)	—
Foreign exchange gains (losses)	(23)	(2)	4	3	(2)	—	(20)
Noncontrolling interests (1)	(10)	(1)	—	1	(1)	2	(9)
Other income (expense) – net	(4)	(1)	(1)	(1)	—	(12)	(19)
Segment EBIT (2)	464	30	30	—	23	(12)	535
Discontinued operations (3)	—	—	—	—	—	7	7
Depreciation, depletion and amortization	(61)	(40)	(15)	(41)	(2)	—	(159)
Total assets	13,767	3,926	1,498	1,763	345	147	21,446

	Three Months Ended September 30, 2017
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$7,720	$2,027	$397	$1,158	$121	$—	$11,423
Inter–segment revenues	1,097	40	—	19	3	(1,159)	—
Foreign exchange gains (losses)	1	—	—	1	(1)	—	1
Noncontrolling interests (1)	2	(2)	—	—	(1)	1	—
Other income (expense) – net	24	(2)	(1)	4	—	—	25
Segment EBIT (2)	103	34	23	10	5	—	175
Discontinued operations (3)	—	—	—	—	—	—	—
Depreciation, depletion and amortization	(69)	(27)	(16)	(51)	(3)	—	(166)
Total assets	13,286	2,508	1,542	2,670	357	189	20,552

	Nine Months Ended September 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$24,092	$6,772	$1,262	$1,774	$300	$—	$34,200
Inter–segment revenues	3,457	128	—	18	1	(3,604)	—
Foreign exchange gains (losses)	(116)	2	4	—	(6)	—	(116)
Noncontrolling interests (1)	(9)	(6)	—	1	(2)	3	(13)
Other income (expense) – net	42	(5)	(3)	(14)	1	(12)	9
Segment EBIT (2)	612	69	73	(87)	12	(12)	667
Discontinued operations (3)	—	—	—	—	—	12	12
Depreciation, depletion and amortization	(192)	(113)	(44)	(108)	(6)	—	(463)
Total assets	13,767	3,926	1,498	1,763	345	147	21,446

	Nine Months Ended September 30, 2017
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$23,837	$5,877	$1,169	$3,052	$254	$—	$34,189
Inter–segment revenues	3,136	111	5	19	3	(3,274)	—
Foreign exchange gains (losses)	93	4	(1)	10	2	—	108
Noncontrolling interests (1)	(3)	(5)	—	—	(2)	3	(7)
Other income (expense) – net	27	—	(2)	(1)	—	—	24
Segment EBIT (2)	230	98	48	1	4	—	381
Discontinued operations (3)	—	—	—	—	—	—	—
Depreciation, depletion and amortization	(196)	(77)	(46)	(120)	(9)	—	(448)
Total assets	13,286	2,508	1,542	2,670	357	189	20,552

(1)	Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest.

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

(3)	Represents net income (loss) from discontinued operations.

A reconciliation of total Segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2018	2017	2018	2017
Total Segment EBIT from continuing operations	$535	$175	$667	$381
Interest income	7	9	21	29
Interest expense	(101)	(64)	(265)	(191)
Income tax (expense) benefit	(85)	(29)	(106)	(2)
Income (loss) from discontinued operations, net of tax	7	—	12	—
Noncontrolling interests' share of interest and tax	2	1	3	3
Net income (loss) attributable to Bunge	$365	$92	$332	$220

The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). The following tables provide a disaggregation of net sales to external customers between sales from contracts with customers and sales from other arrangements:

	Three Months Ended September 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	7,641	492	22	431	—	8,586
Sales from contracts with customers	$264	$1,806	$405	$198	$153	$2,826
Net sales to external customers	7,905	2,298	427	629	153	11,412

	Nine Months Ended September 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	23,209	1,334	48	1,317	—	25,908
Sales from contracts with customers	$883	$5,438	$1,214	$457	$300	$8,292
Net sales to external customers	24,092	6,772	1,262	1,774	300	34,200

Cautionary Statement Regarding Forward Looking Statements
This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could affect our business and financial performance: industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products used in our business, fluctuations in energy and freight costs; competitive developments in our industries; the effects of weather conditions and the outbreak of crop and animal disease on our business; global and regional agricultural, economic, financial and commodities market, political, social and health conditions; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, dispositions, joint ventures and strategic alliances; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives; changes in government policies, laws and regulations affecting our business, including agricultural and trade policies, tax regulations and biofuels legislation; and other factors affecting our business generally.
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

Third Quarter 2018 Overview

You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2017 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 for a discussion of our internal controls over financial reporting.

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

Segment Overview

Agribusiness - EBIT for the third quarter of 2018 was $464 million compared to $103 million in the third quarter of 2017. The increase was primarily due to higher soy crush margins in all regions driven by favorable market dynamics and actions taken in the second quarter to build inventory of Brazilian soybeans, which allowed us to secure crush margins in Brazil and China at attractive levels. Additionally, a decrease in industry margins resulted in new mark-to-market gains related to forward soy crushing contracts, which will reverse as we execute on these contracts in the coming quarters. Furthermore, better results in our Brazilian grain origination operations from increased farmer selling as soy prices rose from the combination of the depreciation of the Brazilian real against the U.S. dollar and strong export demand, as well as lower logistics costs in North America when compared to last year, which were negatively impacted by weather, and better results in ocean freight, all contributed to the improved results.
Edible Oil Products - EBIT for the third quarter of 2018 was $30 million compared to $34 million in the third quarter of 2017. The decrease was primarily due to lower margins as continued high availability of oil supplies from the strong soy crushing environment pressured retail prices in Brazil, partially offset by higher results in Argentina from improved volumes and margins.
Milling Products - EBIT for the third quarter of 2018 was $30 million compared to $23 million in the third quarter of 2017. The increase was primarily attributable to better results in Brazil as margins expanded due to a smaller domestic wheat crop. Results in the U.S. and Mexico were similar to last year.
Sugar and Bioenergy - EBIT for the third quarter of 2018 was break even at $0 million compared to income of $10 million in the third quarter of 2017. The lower results were primarily in our sugarcane milling operations, driven by a decrease in international sugar prices from higher global supply and weaker demand, as well as lower volumes and higher costs due to the impact of severe weather in Brazil, which more than offset the favorable impact of higher ethanol prices. Results in our trading and merchandising business were also lower as we continued reducing activity in preparation of exiting the international business.
Fertilizer - EBIT for the third quarter of 2018 was $23 million compared to $5 million in the third quarter of 2017. The increase was primarily attributable to higher volumes and margins, as well as lower costs in Argentina.

Segment Results
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Income (Loss) Attributable to Bunge - For the quarter ended September 30, 2018, net income attributable to Bunge increased by $273 million to $365 million from $92 million for the quarter ended September 30, 2017. This increase resulted primarily from an increase in segment EBIT of $360 million, predominantly in our Agribusiness segment, partially offset by higher interest expense and income taxes.
Income Tax Expense - In the quarter ended September 30, 2018, income tax expense was $85 million compared to $29 million in the quarter ended September 30, 2017. The higher income tax expense for the third quarter of 2018 was primarily due to higher overall pretax income driving higher tax expense, which led to an effective tax rate of 19% for the third quarter of 2018 compared to 24% in the third quarter of 2017.
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended September 30,
(US$ in millions, except volumes)	2018	2017
Volumes (in thousands of metric tons):
Agribusiness	37,690	37,316
Edible Oil Products	2,332	1,945
Milling Products	1,151	1,127
Sugar and Bioenergy	1,955	2,696
Fertilizer	448	422

Net sales:
Agribusiness	$7,905	$7,720
Edible Oil Products	2,298	2,027
Milling Products	427	397
Sugar and Bioenergy	629	1,158
Fertilizer	153	121
Total	$11,412	$11,423

Cost of goods sold:
Agribusiness	$(7,231)	$(7,460)
Edible Oil Products	(2,164)	(1,902)
Milling Products	(369)	(338)
Sugar and Bioenergy	(610)	(1,122)
Fertilizer	(120)	(112)
Total	$(10,494)	$(10,934)

Gross profit:
Agribusiness	$674	$260
Edible Oil Products	134	125
Milling Products	58	59
Sugar and Bioenergy	19	36
Fertilizer	33	9
Total	$918	$489

Selling, general and administrative expenses:

Agribusiness	$(173)	$(186)
Edible Oil Products	(100)	(87)
Milling Products	(31)	(33)
Sugar and Bioenergy	(22)	(31)
Fertilizer	(7)	(2)
Total	$(333)	$(339)

Foreign exchange gains (losses):
Agribusiness	$(23)	$1
Edible Oil Products	(2)	—
Milling Products	4	—
Sugar and Bioenergy	3	1
Fertilizer	(2)	(1)
Total	$(20)	$1

EBIT attributable to noncontrolling interests:
Agribusiness	$(10)	$2
Edible Oil Products	(1)	(2)
Milling Products	—	—
Sugar and Bioenergy	1	—
Fertilizer	(1)	(1)
Total	$(11)	$(1)

Other income (expense) - net:
Agribusiness	$(4)	$24
Edible Oil Products	(1)	(2)
Milling Products	(1)	(1)
Sugar and Bioenergy	(1)	4
Fertilizer	—	—
Unallocated	(12)	—
Total	$(19)	$25

Segment EBIT:
Agribusiness	$464	$103
Edible Oil Products	30	34
Milling Products	30	23
Sugar and Bioenergy	—	10
Fertilizer	23	5
Unallocated	(12)	—
Total	$535	$175

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,
(US$ in millions)	2018	2017
Net income (loss) attributable to Bunge	$365	$92
Interest income	(7)	(9)
Interest expense	101	64
Income tax expense (benefit)	85	29
(Income) loss from discontinued operations, net of tax	(7)	—
Noncontrolling interest's share of interest and tax	(2)	(1)
Total Segment EBIT	$535	$175

Agribusiness Segment - Agribusiness segment net sales increased by 2% to $7.9 billion in the third quarter of 2018, compared to $7.7 billion in the third quarter of 2017. The increase was primarily in our oilseed and grain trading and distribution businesses, mainly driven by risk management activities and higher volumes and prices. These increases were partially offset by a decrease in our grain origination business in South America, as adverse weather conditions reduced crop sizes. In our oilseed processing activities, volumes were essentially flat year on year, as higher volumes in the U.S. and Asia were offset by lower volumes in South America, primarily in Argentina due to low farmer selling and the reduced soybean crop due to drought earlier in the year.

Cost of goods sold decreased by 3%, primarily in our South American grain origination and oilseed processing businesses due to lower commodity prices and the depreciation of the Brazilian real against the U.S. dollar. These decreases were partially offset by higher costs in our grain and oilseed trading and distribution business, mainly in Asia due to higher volumes.

Gross profit increased by $414 million in the third quarter of 2018 to $674 million from $260 million in the third quarter of 2017. The increase was mainly due to higher soy crush margins in all regions primarily driven by strong global soymeal demand and reduced soybean meal and oil production in Argentina. In addition, results benefited from actions to build inventory of Brazilian soybeans in the second quarter of the year, which allowed us to secure crush margins at attractive levels. Additionally, a decrease in margins resulted in new mark-to-market gains related to forward soy crushing contracts, which will reverse upon execution in the coming quarters. Furthermore, better results in our Brazilian grain origination operations from increased farmer selling as domestic soy prices rose from the combination of the depreciation of the Brazilian real against the U.S. dollar and strong export demand, as well as lower logistics costs in North America when compared to last year, which were negatively impacted by weather, and better results in ocean freight, all contributed to the improved results.

SG&A expenses decreased $13 million to $173 million in the third quarter of 2018. The decrease was mainly resulting from lower expenses due to the depreciation of the Brazilian real against the U.S. dollar and savings from our global competitiveness program ("GCP"), as well as lower charges recognized in the third quarter of 2018 associated with the GCP, compared to the same period last year.

Foreign exchange results in the third quarter of 2018 were losses of $23 million, compared to gains of $1 million in the third quarter of 2017, primarily driven by the depreciation of the Brazilian real against the U.S. dollar.

Other income (expenses) - net was a loss of $(4) million in the third quarter of 2018, compared to income of $24 million in the third quarter of 2017. The decrease was primarily attributable to lower income earned from financial services and lower results from equity method investments in Argentina, partially offset by improved results from equity method investments in Asia.

Segment EBIT increased by $361 million to $464 million in the third quarter of 2018 from $103 million in the third quarter of 2017. The increase was mainly due to higher soy crush margins driven by favorable market dynamics, mark-to-market gains related to forward soy crushing contracts, better results in our Brazilian and North American grain origination operations and ocean freight, and lower SG&A expenses, partially offset by foreign exchange losses.

Edible Oil Products Segment - Edible Oil Products segment net sales increased by 13% in the third quarter of 2018 to $2.3 billion, compared to $2.0 billion in the third quarter of 2017, resulting primarily from a 20% increase in volumes, driven by our acquisition of Loders in March 2018. This was partially offset by a decrease in Brazil in packaged oil volumes due to high availability of oils and stock levels and lower prices for margarine in Brazil and Europe.
Cost of goods sold in the third quarter of 2018 increased 14% from the same period of 2017, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisition of Loders.

Gross profit in the third quarter of 2018 increased by 7% to $134 million compared to $125 million for the third quarter of 2017. The increase was primarily due to the acquisition of Loders and higher export sales and stronger margins in bottled oils in Argentina, which was partially offset by lower margins in our Brazilian packaged oil business from the continuing excess supply of oil.

SG&A expenses increased to $100 million in the third quarter of 2018 compared with $87 million in the same period a year ago. The increase was primarily related to the acquisition of Loders, partially offset by lower costs due to the depreciation of the Brazilian real against the U.S. dollar.

Segment EBIT decreased to $30 million for the third quarter of 2018 from $34 million in the third quarter of 2017. The higher gross profit, primarily resulting from contribution to results by Loders and improved results in Argentina, were offset by higher SG&A expenses resulting from the acquisition and integration of Loders, as well as lower margins in Brazil and Europe.

Milling Products Segment - Milling Products segment net sales were $427 million in the third quarter of 2018, 8% higher compared to $397 million for the same period a year ago, primarily in the U.S. from the acquisition of Minsa in the first quarter of 2018. Additionally, higher volumes in the food processor segment in Brazil, driven by strong demand and lower availability of wheat, contributed to the increase.

Cost of goods sold increased by 9% to $369 million for the third quarter of 2018 from $338 million in the third quarter of 2017, mostly aligned with the increase in net sales and acquisition of Minsa, as well as higher costs in Mexico due to higher energy costs and increased industrial headcount.

Gross profit was essentially flat at $58 million in the third quarter of 2018, compared to $59 million in the third quarter of 2017. Increases in volumes and margins in Brazil were offset by lower margins in Mexico.

SG&A expenses of $31 million in the third quarter of 2018 decreased by $2 million compared to 2017. The decrease was primarily due to lower costs in Brazil due to the depreciation of the Brazilian real against the U.S. dollar.

Foreign exchange results in the third quarter of 2018 were gains of $4 million, compared to nil in the third quarter of 2017, primarily driven by gains on foreign exchange hedges on inventories.

Segment EBIT increased to $30 million in the third quarter of 2018, from $23 million last year, primarily due to stronger margins in Brazil and the favorable impact of the weakening of the Brazilian real, relative to the U.S. dollar, and foreign exchange gains.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased 46% to $629 million in the third quarter of 2018 compared to $1,158 million in the same quarter last year. The decrease in net sales was primarily driven by lower volumes in international trading and merchandising, resulting from further scaling down of these activities, lower global prices of sugar, and lower production and sales volumes in our sugarcane milling operations due to adverse weather in Brazil, partially offset by higher prices for ethanol in Brazil.

Cost of goods sold decreased 46% in the third quarter of 2018 compared to the same period of 2017, which is in line with the decrease in net sales. The third quarter of 2017 results also included $8 million of indirect tax credits and restructuring charges related to our industrial operations of $4 million, compared to $2 million of restructuring charges in the third quarter of 2018.

Gross profit decreased to $19 million in the third quarter of 2018 from $36 million reported in the third quarter of 2017, primarily due to lower volumes, resulting from the impact of severe weather in Brazil, higher costs in our sugarcane milling operations, and a decrease in international sugar prices, driven by higher global supply and lower demand.

SG&A expenses of $22 million in the third quarter of 2018 decreased by $9 million from $31 million in the same period of 2017, primarily associated with savings from the GCP and the impact of the depreciation of the Brazilian real against the U.S. dollar.

Segment EBIT decreased to $0 million in the third quarter of 2018 from $10 million in the third quarter of 2017, primarily due to lower gross profit in our sugar milling operations and international trading and merchandising, partially offset by lower SG&A expenses.

Fertilizer Segment - Fertilizer segment net sales were $153 million in the third quarter of 2018 compared to $121 million in the third quarter of 2017. The increase was primarily due to higher volumes in Argentina and the recovery of international fertilizer prices, mainly nitrogen and phosphates.

Cost of goods sold increased to $120 million in the third quarter of 2018, from $112 million in the third quarter of 2017, primarily due to higher volumes and higher costs of imported fertilizer inventories, partially offset by lower labor and maintenance costs associated with certain plant restructuring activities in the beginning of 2018.

Gross profit increased by $24 million to $33 million in the third quarter of 2018, compared to 2017, primarily driven by an increase in volumes and stronger margins in Argentina, and lower industrial costs.

SG&A expenses were $7 million in the third quarter of 2018, compared to $2 million in the comparable period of 2017. SG&A expenses in the third quarter of 2017 benefited from a reduction of bad debt expense.

Segment EBIT increased by $18 million to $23 million in the third quarter of 2018 as compared to $5 million in the same period a year ago. The increase was primarily due to higher volumes and stronger margins in Argentina.

Other income (expense), net - In the third quarter of 2018, we recorded an expense of $12 million related to make-whole payments made in connection with the early extinguishment of $283 million of our 8.5% senior notes due 2019.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended September 30,
(US$ in millions)	2018	2017
Interest income	$7	$9
Interest expense	(101)	(64)

Interest income decreased to $7 million in the third quarter of 2018 compared to $9 million in the third quarter of 2017, primarily resulting from on average lower cash balances. Interest expense increased by $37 million compared to 2017, primarily due to higher debt levels.

Discontinued Operations - Discontinued operations results for the third quarter of 2018 were income of $7 million, mainly comprised of a gain on the final settlement from the liquidation of an entity in 2004, foreign exchange gains due to the depreciation of the Brazilian real, and the recovery of bad debt provisions.

_____________________________________________________________________________________

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Income (Loss) Attributable to Bunge - For the nine months September 30, 2018, net income attributable to Bunge increased by $112 million to $332 million from $220 million in the nine months ended September 30, 2017. This resulted primarily from an increase in segment EBIT of $286 million, predominantly in our Agribusiness segment, partially offset by lower segment EBIT in our Sugar & Bioenergy segment. In addition, interest expense and income taxes were higher year over year.
Income Tax Expense - In the nine months ended September 30, 2018, income tax expense was $106 million compared to $2 million in the nine months ended September 30, 2017. The higher income tax expense was primarily

driven by increased pretax income, which led to an effective tax rate of 24% for the nine months ended September 30, 2018.   The effective tax rate of 1% for the nine months ended September 30, 2017 reflected a benefit of $49 million for certain discrete items.

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Nine Months Ended September 30,
(US$ in millions, except volumes)	2018	2017
Volumes (in thousands of metric tons):
Agribusiness	110,893	108,512
Edible Oil Products	6,601	5,681
Milling Products	3,463	3,300
Sugar and Bioenergy	4,972	6,677
Fertilizer	874	830

Net sales:
Agribusiness	$24,092	$23,837
Edible Oil Products	6,772	5,877
Milling Products	1,262	1,169
Sugar and Bioenergy	1,774	3,052
Fertilizer	300	254
Total	$34,200	$34,189

Cost of goods sold:
Agribusiness	$(22,861)	$(23,142)
Edible Oil Products	(6,389)	(5,519)
Milling Products	(1,087)	(1,014)
Sugar and Bioenergy	(1,757)	(2,974)
Fertilizer	(262)	(237)
Total	$(32,356)	$(32,886)

Gross profit:
Agribusiness	$1,231	$695
Edible Oil Products	383	358
Milling Products	175	155
Sugar and Bioenergy	17	78
Fertilizer	38	17
Total	$1,844	$1,303

Selling, general and administrative expenses:
Agribusiness	$(536)	$(583)
Edible Oil Products	(305)	(258)
Milling Products	(103)	(103)
Sugar and Bioenergy	(91)	(87)
Fertilizer	(19)	(13)
Total	$(1,054)	$(1,044)

Foreign exchange gains (losses):
Agribusiness	$(116)	$93
Edible Oil Products	2	4
Milling Products	4	(1)
Sugar and Bioenergy	—	10
Fertilizer	(6)	2
Total	$(116)	$108

EBIT attributable to noncontrolling interests:
Agribusiness	$(9)	$(3)
Edible Oil Products	(6)	(5)
Milling Products	—	—
Sugar and Bioenergy	1	—
Fertilizer	(2)	(2)
Total	$(16)	$(10)

Other income (expense) - net:
Agribusiness	$42	$27
Edible Oil Products	(5)	—
Milling Products	(3)	(2)
Sugar and Bioenergy	(14)	(1)
Fertilizer	1	—
Unallocated	(12)	—
Total	$9	$24

Segment EBIT:
Agribusiness	$612	$230
Edible Oil Products	69	98
Milling Products	73	48
Sugar and Bioenergy	(87)	1
Fertilizer	12	4
Unallocated	(12)	—
Total	$667	$381
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Nine Months Ended September 30,
(US$ in millions)	2018	2017
Net income (loss) attributable to Bunge	$332	$220
Interest income	(21)	(29)
Interest expense	265	191
Income tax expense (benefit)	106	2
(Income) loss from discontinued operations, net of tax	(12)	—
Noncontrolling interest's share of interest and tax	(3)	(3)
Total Segment EBIT	$667	$381

Agribusiness Segment - Agribusiness segment net sales increased 1% to $24.1 billion in the nine months ended September 30, 2018, compared to $23.8 billion for the nine months ended September 30, 2017. Higher volumes and commodity prices in our grain trading and distribution businesses, mainly in Europe, and in our oilseed processing activities in Europe and the U.S. were partially offset by lower volumes in our oilseed processing activities in Argentina, due to reduced soybean production and lower sales in Brazil and Asia, primarily driven by on average lower commodity prices.

Cost of goods sold for the nine months ended September 30, 2018 decreased by 1%, primarily in our South American grain origination and oilseed processing businesses mainly due to on average lower commodity prices. These decreases were partially offset by higher costs in our grain and oilseed trading and distribution business, mainly in Europe due to higher volumes.

Gross profit increased by $536 million in the nine months ended September 30, 2018, to $1,231 million from $695 million in the nine months ended September 30, 2017. The increase was mainly due to higher soy crush margins in all regions primarily driven by strong global soymeal demand and reduced soybean meal and oil production in Argentina, as well as higher margins in our Brazilian and North American grain origination businesses.

SG&A expenses decreased $47 million to $536 million in the nine months ended September 30, 2018. The decrease was primarily attributable to savings from the GCP and lower expenses due to the depreciation of the Argentine peso and Brazilian real against the U.S. dollar. SG&A expenses in 2018 were also impacted by one-time employee separation and professional services costs of $24 million related to the GCP, compared to $11 million of similar costs in 2017. SG&A expenses in 2017 also included a $9 million credit adjustment in Brazil and $7 million of transaction costs from the acquisition of two oilseed processing facilities in Western Europe.

Foreign exchange results in the nine months ended September 30, 2018, were losses of $116 million, compared to gains of $93 million in the nine months ended September 30, 2017, primarily associated with the impact of the devaluation of the Argentine peso on U.S. dollar denominated debt in Argentina to fund operations.

Other income (expenses) - net was income of $42 million in the nine months ended September 30, 2018, compared to income of $27 million in the nine months ended September 30, 2017. The increase was primarily due to improved results from equity method investments in Asia, income earned from financial services, and a gain on the sale of a subsidiary.

Segment EBIT increased by $382 million to $612 million in the nine months ended September 30, 2018 from $230 million in the nine months ended September 30, 2017. The increase was mainly due to higher soy crush margins, better results in our Brazilian and North American grain origination operations, and higher volumes and margins in our grain distribution businesses in Europe.

Edible Oil Products Segment - Edible Oil Products segment net sales increased by 15% in the nine months ended September 30, 2018 to $6.8 billion, compared to $5.9 billion in the nine months ended September 30, 2017, resulting primarily from a 16% increase in volumes, driven by our acquisition of Loders in March 2018, our acquisition of production facilities in Europe in 2017, and higher volumes and prices in our margarine businesses in Europe. This was partially offset by a decrease in Brazil due to high availability and stock of oils.

Cost of goods sold for the nine months ended September 30, 2018 increased 16% from the same period of 2017, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisitions.

Gross profit in the nine months ended September 30, 2018 increased by 7% to $383 million compared to $358 million for the nine months ended September 30, 2017. The increase was primarily due to the acquisition of Loders and higher volumes and improved margins for margarine in Europe, which was partially offset by lower margins in our Brazilian packaged oil business.

SG&A expenses increased to $305 million in the nine months ended September 30, 2018 compared with $258 million in the same period a year ago. The increase was primarily related to the acquisition of Loders, including $11 million of integration costs. These increases were partially offset by the depreciation of the Brazilian real against the U.S. dollar.

Segment EBIT of $69 million for the nine months ended September 30, 2018 decreased from $98 million in the nine months ended September 30, 2017. Increases to gross profit from the acquisition of Loders and higher gross profit in Europe were more than offset by weaker margins in Brazil. Additionally, costs related to the acquisition of Loders and charges related to our GCP impacted segment EBIT for the current year period.

Milling Products Segment - Milling Products segment net sales were $1,262 million in the nine months ended September 30, 2018, 8% higher compared to $1,169 million for the same period a year ago, resulting primarily from a 5% increase in volumes, mainly in Mexico driven by higher demand in various market segments, as well in the U.S. from the acquisition of Minsa in the first quarter of 2018.

Cost of goods sold increased by 7% to $1,087 million for the nine months ended September 30, 2018 from $1,014 million in the nine months ended September 30, 2017, mostly aligned with the increase in net sales and acquisition of Minsa, partially offset by lower costs and favorable foreign currency translation impact in Brazil.

Gross profit increased by 13% to $175 million in the nine months ended September 30, 2018, from $155 million in the nine months ended September 30, 2017. The increase was primarily due to the acquisition of Minsa in the U.S. and higher margins and lower costs in Brazil and the U.S.

SG&A expenses remained flat at $103 million for the nine months ended September 30, 2018 and 2017. Increases primarily due to added costs associated with the Minsa acquisition and in Mexico to restructure our sales force were offset by lower costs in Brazil due to the deprecation of the Brazilian real against the U.S. dollar.

Segment EBIT increased to $73 million in the nine months ended September 30, 2018, from $48 million last year, primarily as a result of stronger margins in Brazil and the favorable impact of the weakening of the Brazilian real relative to the U.S. dollar, as well as better results in the U.S.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased to $1,774 million in the nine months ended September 30, 2018 compared to $3,052 million in the same period last year. The decrease in net sales was primarily driven by lower sales volumes in trading and merchandising, resulting from scaling down of activities and lower global prices of sugar, partially offset by higher prices for ethanol in Brazil.

Cost of goods sold decreased 41% in the nine months ended September 30, 2018 compared to the same period of 2017, which is in line with the decrease in net sales. The nine months ended September 30, 2018 results also included $8 million of restructuring charges compared to $16 million of restructuring charges in the same period in 2017 related to our industrial operations.

Gross profit decreased to $17 million in the nine months ended September 30, 2018 from $78 million in the nine months ended September 30, 2017, primarily due to a decrease in sugar prices and margins globally, driven by higher supply and lower demand, which more than offset higher contributions from risk management in our trading and merchandising operations.

SG&A expenses of $91 million in the nine months ended September 30, 2018 increased by $4 million, from $87 million in the same period of 2017, primarily due to additional bad debt expense of $14 million and employee separation and professional services costs related to our GCP, partially offset by an arbitration settlement in our favor for customer defaults previously recognized as bad debt expense of $5 million, and the favorable impact of the depreciation of the Brazilian real against the U.S. dollar.

Foreign exchange results in the nine months ended September 30, 2018 were nil compared to income of $10 million in the same period of 2017. These results relate primarily to foreign currency hedges on forward sales positions.

Other income (expenses) - net was an expense of $14 million for the nine months ended September 30, 2018, compared to $1 million in 2017, primarily driven by a loss of $16 million on the sale of an equity investment in Brazil.

Segment EBIT decreased to a loss of $87 million in the nine months ended September 30, 2018 from income of $1 million in the nine months ended September 30, 2017, primarily due to lower volumes and global prices of sugar, $14 million additional bad debt expense and a $16 million loss on the sale of an equity investment in Brazil.

Fertilizer Segment - Fertilizer segment net sales were $300 million in the nine months ended September 30, 2018 compared to $254 million in the nine months ended September 30, 2017, primarily due to an increase in volumes in Argentina and the recovery of international fertilizer prices, partially offset by lower volumes in our port activities in Brazil.

Cost of goods sold increased to $262 million in the nine months ended September 30, 2018, from $237 million in the nine months ended September 30, 2017, primarily due to higher volumes and higher costs of imported fertilizer inventories.

Gross profit increased by $21 million to $38 million in the nine months ended September 30, 2018, from $17 million in the comparable period of 2017, primarily due to higher volumes and stronger margins in Argentina.

SG&A expenses were $19 million in the nine months ended September 30, 2018, compared to $13 million in the comparable period of 2017 where SG&A expenses benefited from a reduction in bad debt expense.

Foreign exchange results in the nine months ended September 30, 2018 were a loss of $6 million compared to a gain of $2 million in the same period of 2017. These results relate primarily to foreign currency hedges in the first six months of the year for the import of inventories.

Segment EBIT increased by $8 million to $12 million in the nine months ended September 30, 2018 as compared to $4 million in the same period a year ago. The increase was primarily due to higher volumes and stronger margins in Argentina.

Other income (expense), net - In the nine months ended September 30, 2018, we recorded an expense of $12 million related to make-whole payments made in connection with the early extinguishment of $283 million of our 8.5% senior notes due 2019.

Interest - A summary of consolidated interest income and expense follows:

	Nine Months Ended September 30,
(US$ in millions)	2018	2017
Interest income	$21	$29
Interest expense	(265)	(191)

Interest income decreased to $21 million in the nine months ended September 30, 2018 compared to $29 million in the same period a year ago, primarily driven by on average lower cash balances. Interest expense increased by $74 million compared to 2017, primarily due to higher debt levels.

Discontinued Operations - Discontinued operations results for the nine months ended September 30, 2018 were income of $12 million, mainly comprised of a gain on the final settlement from the liquidation of an entity in 2004, foreign exchange gains due to the depreciation of the Brazilian real, and the recovery of bad debt provisions, partially offset by an $11 million charge related to the final settlement on the sale of the Brazilian retail fertilizer business in 2013.
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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.58 and 1.67 at September 30, 2018 and December 31, 2017, respectively.
Cash and Cash Equivalents - Cash and cash equivalents were $267 million and $601 million at September 30, 2018 and December 31, 2017, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.
Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. RMI in our Agribusiness segment are reported at fair value and were

$5,534 million and $3,865 million at September 30, 2018 and December 31, 2017, respectively. Of these amounts $4,466 million and $2,694 million were attributable to merchandising activities at September 30, 2018 and December 31, 2017, respectively. RMI at fair value in the aggregate amount of $97 million and $115 million at September 30, 2018 and December 31, 2017, respectively, were included in our Edible Oil Products segment inventories. RMI at fair value in the Sugar and Bioenergy segment were $75 million and $76 million at September 30, 2018 and December 31, 2017, respectively. Of these amounts, $67 million and $73 million at September 30, 2018 and December 31, 2017, respectively, can be attributed to our merchandising business.
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
Revolving Credit Facilities - At September 30, 2018, we had approximately $5,515 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,072 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	September 30, 2018	September 30, 2018	December 31, 2017
Commercial paper	2019	$600	$598	$—
Long-term revolving credit facilities (1)	2019 - 2023	4,915	845	—
Total		$5,515	$1,443	$—

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

We had $700 million of borrowings outstanding at September 30, 2018 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2020 (the ‘‘2020 Facility’’). Borrowings under the 2020 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the 2020 Facility. Amounts under the 2020 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the 2020 Facility by up to $250 million pursuant to an accordion provision. We have the option to request an extension of the maturity date of the 2020 Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such extension request.
We had $145 million of borrowings outstanding at September 30, 2018 under our unsecured $865 million revolving credit agreement, maturing September 6, 2022 (the "2022 Credit Agreement"). Borrowings under the 2022 Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2022 Credit Agreement that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the 2022 Credit Agreement at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
We had no borrowings outstanding at September 30, 2018 under our three-year unsecured bilateral revolving credit facilities totaling $500 million, maturing September 23, 2019 (the “2019 Facilities”). Borrowings under the 2019 Facilities bear interest at LIBOR plus a margin, which will vary from 0.75% to 1.40% per annum based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2019 Facilities that remain undrawn are subject to a commitment fee of 0.25%.
We had no borrowings outstanding at September 30, 2018 under our $1,100 million five-year unsecured syndicated revolving credit agreement with certain lenders party thereto, maturing November 20, 2019 (the ‘‘2019 Credit Agreement’’). Borrowings under the 2019 Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum based on the credit ratings of our senior long-term unsecured debt (‘‘Rating Level’’). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee ranging from 0.10% to 0.25%, varying based on the Rating Level.
Our $600 million commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At September 30, 2018, $598 million was outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, we, through our financing subsidiaries, enter into bilateral short-term credit lines as necessary based on our financing requirements. At September 30, 2018 there was $500 million outstanding under these bilateral short-term credit lines.
On May 1, 2018, in connection with our previously announced strategy to reduce our exposure to the sugar milling business in Brazil, we entered into an unsecured $700 million, 5-year revolving credit facility, which upon fulfillment of certain conditions is convertible into a non-recourse secured term loan facility with our sugar milling business as the borrower. This facility provides financial flexibility for us to fund our sugar milling business on a stand-alone basis. Additionally, subject to lender approval, we may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision set forth in the revolving credit facility. There were no borrowings outstanding under the revolving credit facility at September 30, 2018.
Short and long-term debt - Our short and long-term debt increased by $2,821 million at September 30, 2018 from December 31, 2017, primarily due to the Loders acquisition and funding of working capital financing requirements. For the nine month period ended September 30, 2018, our average short and long-term debt outstanding was approximately $7,019 million compared to approximately $5,438 million for the nine months ended at September 30, 2017. Our long-term debt balance was $5,243 million at September 30, 2018 compared to $4,175 million at December 31, 2017. The following table summarizes our short-term debt at September 30, 2018.

(US$ in millions)	Outstanding Balance at September 30, 2018	Weighted Average Interest Rate at September 30, 2018 (1)	Highest Balance Outstanding During Quarter Ended September 30, 2018 (1)	Average Balance During Quarter Ended September 30, 2018 (1)	Weighted Average Interest Rate During Quarter Ended September 30, 2018 (1)
Bank borrowings	$1,459	5.35%	$2,327	$1,938	4.57%
Commercial paper	598	2.67%	598	531	2.63%
Total	$2,057		$2,925	$2,469

(1)
Includes $200 million of local currency bank borrowings in certain Central and Eastern European, South American, African and Asia Pacific countries at a weighted average interest rate of 20.42% as of September 30, 2018.

On September 10, 2018, we completed the sale and issuance of $600 million aggregate principal amount of 4.35% unsecured senior notes due March 15, 2024. The senior notes are fully and unconditionally guaranteed by Bunge Limited. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing on March 15, 2019. The net proceeds of the offering were approximately $594 million after deducting underwriting commissions and estimated offering expenses.  We used the net proceeds from this offering, together with available cash, to fund the purchase of our $600 million aggregate principal amount of 8.50% senior notes due 2019 (the "2019 Notes"). Concurrent to the new issuance, we commenced a cash tender offer for the 2019 Notes, of which $283 million aggregate principal amount were successfully tendered and redeemed under this offer in the third quarter of 2018. This transaction resulted in a loss on extinguishment of debt of approximately $12 million, related to make-whole payments, and is included in our condensed consolidated statements of income for the three and nine months ending September 30, 2018. Following the completion of the cash tender offer, we redeemed the remaining $317 million aggregate principal amount of the 2019 Notes. This transaction, which settled on October 11, 2018, resulted in a loss on extinguishment of debt of approximately $12 million, related to make-whole payments, and will be included in our consolidated statement of income for the year ending December 31, 2018.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	September 30, 2018	December 31, 2017
Short-term debt: (1)	20
Short-term debt (2)	$2,057	$304
Current portion of long-term debt	331	15
Total short-term debt	2,388	319
Long-term debt (3):

Revolving credit facility expiry 2020	700	—
Revolving credit facility expiry 2022	145	—
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	251	253
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	53	53
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
8.50% Senior Notes due 2019	316	599
3.50% Senior Notes due 2020	498	497
3.00% Senior Notes due 2022	397	396
1.85% Senior Notes due 2023 - Euro	926	960
4.35% Senior Notes due 2024	594	—
3.25% Senior Notes due 2026	695	694
3.75% Senior Notes due 2027	594	593
Other	(11)	45
Subtotal	5,243	4,175
Less: Current portion of long-term debt	(331)	(15)
Total long-term debt	4,912	4,160
Total debt	$7,300	$4,479

(1)	Includes secured debt of $5 million and $5 million at September 30, 2018 and December 31, 2017, respectively.

(2)
Includes $200 million and $179 million of local currency bank borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 20.42% and 15.03% as of September 30, 2018 and December 31, 2017, respectively.

(3)	Includes secured debt of $16 million and $24 million at September 30, 2018 and December 31, 2017, respectively.
Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2018 was as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Stable
Moody’s	P-1	Baa2	Negative
Fitch	F1	BBB	Negative

(1)	Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2018.
Trade Receivable Securitization Program - Bunge and certain of its subsidiaries participate in a $700 million trade receivables securitization program, which terminates on May 26, 2021. However, each committed purchaser’s commitment to fund trade receivables sold under the Program will terminate on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement.
Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2018	December 31, 2017
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,264	5,226
Retained earnings	8,203	8,081
Accumulated other comprehensive income	(6,958)	(5,930)
Treasury shares, at cost - 2018 and 2017 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	6,280	7,148
Noncontrolling interest	207	209
Total equity	$6,487	$7,357
Total Bunge shareholders’ equity was $6,280 million at September 30, 2018 compared to $7,148 million at December 31, 2017. The decrease in shareholders’ equity during the nine months ended September 30, 2018 was primarily due to $1,225 million cumulative translation loss and declared dividends to common and preferred shareholders of $206 million and $25 million, respectively, partially offset by $332 million of net income attributable to Bunge and $172 million of gains associated with hedging activities.
Noncontrolling interest decreased to $207 million at September 30, 2018 from $209 million at December 31, 2017.
As of September 30, 2018, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1851 Bunge Limited common shares, based on the conversion price of $84.38 per share, subject to certain additional anti-dilution adjustments (which represents 8,176,814 Bunge Limited common shares at September 30, 2018). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
For the nine months ended September 30, 2018, our cash and cash equivalents, and restricted cash decreased by $334 million, compared to a decrease of $546 million in cash and cash equivalents, and restricted cash for the nine months ended September 30, 2017.
Cash used for operating activities was $3,285 million for the nine months ended September 30, 2018 compared to $2,034 million for the nine months ended September 30, 2017. Net cash outflows for operating activities was higher for the nine months ended September 30, 2018, primarily due to the use of cash to support increased working capital requirements compared to the nine months ended September 30, 2017. Cash provided by (used for) operating activities for all periods presented reflects the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which changed the presentation of cash flows in relation to our trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the nine months ended September 30, 2018 and 2017, we recorded foreign exchange losses on our debt of $134 million and $28 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gain) loss on net debt” in our condensed consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have no impact on cash flows from operations.
Cash provided by investing activities was $224 million in the nine months ended September 30, 2018 compared to $497 million in the nine months ended September 30, 2017. For the nine months ended September 30, 2018, payments were made for capital expenditures of $318 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil and the upgrade of our crush facility in Italy, as well as other capital projects at various facilities. In addition, we acquired Loders for $895 million, net of cash acquired, and Minsa Corporation for $73 million, net of cash acquired. Further, payments were made for investments of $1,163 million, primarily related to deposits, treasuries and bonds in South America related to financial services, which were partially offset by proceeds from such investments of $1,080 million. These payments were additionally offset by proceeds of $1,432 million from beneficial interests in securitized trade receivables. For the nine months ended September 30, 2017, payments made for capital expenditures were $485 million, primarily related to the upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business in Brazil, the expansion of a crushing facility in Brazil, and the upgrade of our crush facility in Italy. In addition, payments for acquisitions, net of cash acquired, totaled $369 million, which included two oilseed processing plants in the Netherlands and France for $318 million and an olive oil and seed oil producer in Turkey for $23 million. These payments were partially offset by proceeds of $1,732 million from beneficial interests in securitized trade receivables.
Cash provided by financing activities was $2,709 million in the nine months ended September 30, 2018, compared to $969 million in the nine months ended September 30, 2017. In the nine months ended September 30, 2018, the net increase of $2,941 million in borrowings was primarily related to the funding of acquisitions, higher working capital needs, and to finance capital expenditures. In addition, we paid dividends of $225 million to our common shareholders and holders of our convertible preference shares. In the nine months ended September 30, 2017, the net increase of $1,152 million in borrowings primarily reflected higher working capital needs, the funding of acquisitions, and the financing of capital expenditures. In addition, we paid dividends of $207 million to our common shareholders and holders of our convertible preference shares.
Off-Balance Sheet Arrangements
Guarantees - We have issued or were a party to the following guarantees at September 30, 2018:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates financing (1)(2)	$321
Residual value guarantee (3)	269
Total	$590

(1)
We issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates in 2018 through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at September 30, 2018, our potential liability was $137 million, and we have recorded a $19 million obligation related to these guarantees.

(2)
We issued guarantees to certain third parties related to performance of our unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At September 30, 2018, Bunge's maximum potential future payments under these guarantees was $94 million, and we have recorded no obligation related to these guarantees.

(3)
We issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At September 30, 2018, our recorded obligation related to these guarantees was $1 million.

We have provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its 100% owned subsidiaries. At September 30, 2018, debt with a carrying amount of $6,617 million related to these guarantees is included in our condensed consolidated balance sheet. This debt includes the senior notes issued by three of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are no significant restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.
Dividends
We paid a regular quarterly cash dividend of $0.50 per share on September 5, 2018 to common shareholders of record on August 22, 2018. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2018 to shareholders of record on August 15, 2018. On August 3, 2018, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.50 per common share. The dividend will be payable on December 3, 2018 to common shareholders of record on November 19, 2018. We also announced on August 3, 2018 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on December 1, 2018 to shareholders of record on November 15, 2018.
Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission. There were no material changes to Bunge’s critical accounting policies during the nine months ended September 30, 2018. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and OTC and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all our commodity positions at quoted market prices for the period where available or utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$2,131	$(213)	$685	$(69)
Lowest daily aggregated position value	$(282)	$(28)	$(711)	$(71)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the euro and other European currencies, the Argentine peso and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2018 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign currency gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in other comprehensive income (loss) are foreign currency gains of $395 million for the nine months ended September 30, 2018 and foreign exchange losses of $16 million for the year ended December 31, 2017 related to permanently invested intercompany loans.
We have significant operations in Argentina and, up until June 30, 2018, had utilized the official exchange rate of the Argentine peso published by the Argentine government for its commercial transactions and re-measurement purposes of financial statements. Argentina has continued to experience negative economic trends, as evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates, requiring the Argentine government to take mitigating actions. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, our Argentine subsidiaries changed their functional currency to the U.S. Dollar. This change in functional currency did not have a material impact on our consolidated financial statements.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt based on market yields at September 30, 2018, was $7,364 million with a carrying value of $7,300 million. There was no significant change in our interest rate risk at September 30, 2018.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at September 30, 2018 would result in a decrease of approximately $68 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at September 30, 2018 would cause an increase of approximately $79 million in the fair value of our debt.
A hypothetical 1% change in LIBOR would result in a change of approximately $59 million in our interest expense on our variable rate debt at September 30, 2018. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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
As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Controls Over Financial Reporting - There have been no changes in the Company’s internal controls over financial reporting during the third quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Note 15 to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $68 million and $65 million, for labor and civil claims, respectively, as of September 30, 2018. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 124 million Brazilian reais (approximately $31 million as of September 30, 2018) related to a legacy environmental claim in Brazil.

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

101
The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith.
E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: October 31, 2018	By:	/s/ Thomas M. Boehlert
Thomas M. Boehlert
Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer