Form 10-K
period 2018-12-31
Bunge LTD
filed 2019-02-22
CIK 1144519

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 29, 2018, as reported by the New York Stock Exchange, was approximately $9,792 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of February 15, 2019, 141,118,189 Common Shares, par value $.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2019 Annual General Meeting of Shareholders to be held on May 23, 2019 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements include all statements that are not historical in nature. We have tried to identify these forward looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:

•	changes in governmental policies and laws affecting our business, including agricultural and trade policies and environmental, tax and biofuels regulation;

•	our capital allocation plans, funding needs and financing sources;

•	changes in foreign exchange policy or rates;

•	the outcome of pending regulatory and legal proceedings;

•	our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;

•	our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, operational excellence and other business optimization initiatives;

•
industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries;

•	weather conditions and the impact of crop and animal disease on our business;

•	global and regional economic, agricultural, financial and commodities market, political, social and health conditions;

•	the outcome of our strategic review process;

•	the effectiveness of our risk management strategies;

•	operational risks, including industrial accidents, natural disasters and cybersecurity incidents: and

•	other factors affecting our business generally.
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
Business Overview
We are a leading global agribusiness and food company with integrated operations that stretch from the farm to consumer foods. We believe we are a leading:

•	global oilseed processor and producer of vegetable oils and protein meals, based on processing capacity;

•	global grain processor, based on volume;

•	seller of packaged vegetable oils worldwide, based on sales;

•	producer and seller of wheat flours and bakery mixes and dry milled corn products in North and South America, based on volume; and

•	producer of sugar and ethanol in Brazil, based on volume.
We conduct our operations in five segments: Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer. We refer to the Edible Oil Products and Milling Products segments collectively as our Food and Ingredients businesses. Key elements of our corporate strategy include enhancing our global expertise and footprint in grains and oilseeds in a capital-efficient way through targeted investments and strategic partnerships, partnering with customers to develop products, services and solutions that meet today’s and future needs in food and feed applications, and maximizing returns and profitability through a strong focus on cost efficiency and continuous improvement. Our strategy is aligned with long-term global macroeconomic and consumer growth trends, including a commitment to sustainability.
Our Agribusiness segment is an integrated, global business principally involved in the purchase, storage, transportation, processing and sale of agricultural commodities and commodity products. Our Agribusiness operations and assets are located in North and South America, Europe and Asia-Pacific, and we have merchandising and distribution offices throughout the world.
Our Food and Ingredients businesses consist of two reportable business segments: Edible Oil Products and Milling Products. The Edible Oil Products segment includes businesses that sell vegetable oils and fats, including cooking oils, shortenings, margarines, mayonnaise and specialty ingredients. The Milling Products segment includes businesses that sell wheat flours, bakery mixes, corn-based products and rice. The operations and assets of our Edible Oil Products segment are primarily located in North and South America, Europe and Asia-Pacific and the operations and assets of our Milling Products segment are located in North and South America.
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
2018 Summary Operating Highlights - In our Agribusiness segment in 2018, we continued our focus on improving the efficiency and operations of our global network of integrated assets with a combination of productivity and maintenance investments, including substantially completing the upgrade of an existing oilseed processing plant in Italy. In our Food and Ingredients businesses, we completed the acquisition of a 70% ownership interest in IOI Loders Croklaan, creating a leading solutions provider in business to business (“B2B”) oils and accelerating the growth of our value-added oils business, and the acquisition of two corn mills in the United States, which enabled Bunge to expand its value-added product offering in North America. In the Sugar and Bioenergy segment, we exited from our renewable oils joint venture in Brazil and exited our international sugar trading operations. Additionally, we made continued progress on our Global Competitiveness Program that was launched in 2017 to improve our cost position and deliver increased value to shareholders.
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
Agribusiness
Overview—Our Agribusiness segment is an integrated, global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biodiesel industries, through a global network of facilities. Our footprint is well balanced, with approximately 33% of our processing capacity located in South America, 27% in North America, 26% in Europe and 14% in Asia-Pacific.
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
Financial Services and Activities—We also offer various financial services, principally trade structured finance and financial risk management services for customers and other third parties. Our trade structured finance operations leverage our international trade flows to generate trade finance derived liquidity in emerging markets for third parties. Our financial risk management services include structuring and marketing risk management products to enable agricultural producers and end users of commodities to manage their commodity price risk exposures. We also engage in trading of foreign exchange and other financial instruments in our financial services business. Additionally, in Brazil, we provide financing services to farmers from whom we purchase soybeans and other agricultural commodities. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations.
Biodiesel—We own and operate biodiesel facilities in Europe and Brazil and have equity method investments in biodiesel producers in Europe and Argentina. This business is complementary to our core Agribusiness operations as in each case we supply some of the raw materials (refined or partially refined vegetable oil) used in their production processes.
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
Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings and geographic location. Major competitors include but are not limited to: The Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Group ("Louis Dreyfus"), Glencore International PLC, Wilmar International Limited ("Wilmar") and COFCO International ("COFCO").
Food and Ingredients
Overview—Our Food and Ingredients businesses include two reportable business segments: Edible Oil Products and Milling Products. We primarily sell our products to three customer types or market channels: food processors, food service companies and retail outlets. The principal raw materials used in our Food and Ingredients businesses are various crude and further processed vegetable oils and fats in our Edible Oil Products segment, and wheat, corn and rice in our Milling Products segment. These raw materials are mostly agricultural commodities that we either produce or purchase from third parties. We believe that our global integrated business model enables us to realize synergies between our Agribusiness and Food and Ingredients operations through raw material procurement, logistics, risk management and co-location of industrial facilities, enabling us to supply customers with reliable, high quality products on a global basis. As many of the products we sell in our

Food & Ingredients businesses are staple foods or ingredients, these businesses benefit from macro population and income growth rates generally. Additionally, our Food and Ingredients businesses are focused on capitalizing on growing global consumer food trends, including a desire for less processed, healthier foods, interest in new flavors and increases in snacking and eating outside the home.
Edible Oil Products
Products—Our edible oil products include packaged and bulk oils and fats, including cooking oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed and canola oil that we produce in our Agribusiness segment oilseed processing operations as raw materials in this business. We also refine and fractionate palm oil, palm kernel oil, coconut oil, and shea butter, and blend and refine olive oil. Additionally, we produce specialty ingredients such as lecithin derived from vegetable oils, which is used as an emulsifier in a broad range of food products. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have edible oil refining and packaging facilities in North America, South America, Europe and Asia-Pacific. Our edible oil products business is largely B2B focused in North America, while in South America, Europe and Asia-Pacific it comprises a mix of B2B and business to consumer ("B2C") offerings.

On March 1, 2018, we completed the acquisition of a 70% ownership interest in IOI Loders Croklaan ("Loders"). The resulting Bunge Loders Croklaan business has enabled us to expand our customer value proposition with a full range of tropical and seed oils, leading innovation and application capabilities, a larger global footprint, and an integrated value chain focused on sustainability. Bunge Loders Croklaan products are used in a variety of applications, from confectionary and bakery to culinary uses and infant nutrition products.

In Brazil, our retail edible oil brands include Soya, the leading consumer packaged vegetable oil brand, as well as Primor and Salada. We are also a leading producer in the Brazilian margarine market with our brands Delicia and Primor, as well as in mayonnaise with our Soya, Primor and Salada brands. We are also a leading supplier of shortenings to the food processor market. We also produce processed tomato and other staple food products, including sauces, condiments and seasonings in Brazil under several brand names.

In the United States and Canada, we offer food manufacturers, bakeries and foodservice operators high quality solutions to fit their goals, such as delivering desired tastes and textures, or reducing trans-fats or saturated fats in their products. Our products include trans-fat free high oleic canola oil that is low in saturated fats and high oleic soybean oil that is highly stable and trans-fat free. We have also developed proprietary fiber addition processes that allow bakery and food processor customers to achieve significant reductions in saturated fats in shortenings. We also offer expeller pressed and physically refined oils to food service customers under the brand Whole Harvest and produce margarines and buttery spreads, including our leading brand Country Premium, for food service, food processor and retail private label customers. The Bunge Loders Croklaan product line also includes a variety of products for bakery and confectionary customers.

In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal, Oleina, Maslenitsa, Oliwier, Salat Rozumnitsa and Komili, and a leader in margarines, including our brand names Smakowita, Maslo Rosline, Masmix, Optima, Deli Reform, Keiju, Evesol, Linco, Gottgott, Suvela and Finuu. We are also a significant B2B oils supplier in the Western European foodservice channel. In addition, the Bunge Loders Croklaan product line also includes a variety of products for the confectionary and bakery industries.

In Asia, we offer a range of consumer and B2B products. In India, our consumer brands include Dalda, Ginni and Chambal in edible oils; Dalda and Gagan in vanaspati; and Masterline in professional bakery fats. In China, we offer consumer edible oil products under the Dou Wei Jia brand. The Bunge Loders Croklaan product line also includes bakery, culinary, confectionary and infant nutrition product offerings.

Customers—Our customers include baked goods companies, snack food producers, confectioners, restaurant chains, foodservice operators, infant nutrition companies and other food manufacturers who use vegetable oils and shortenings as ingredients in their operations, as well as grocery chains, wholesalers, distributors and other retailers who sell to consumers under our brand names or under private labels. These customers include global and national food processors and manufacturers, many of which are leading brand owners in their product categories.

Competition—Competition is based on a number of factors, including price, raw material procurement, distribution capabilities and cost structure, brand recognition, product quality, innovation, technical support, new product introductions, composition and nutritional value and advertising and promotion. Our products may compete with widely advertised, well-

known, branded products, as well as private label and customized products. Our principal competitors in the Edible Oil Products segment include, but are not limited to: ADM, AAK AB, Cargill, Fuji Oil Co. Ltd. and Wilmar, as well as local competitors in each region.
Milling Products
Products—Our Milling Products segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico, corn-based products in the United States and Mexico derived from both the dry and wet corn milling processes and milled rice products in the United States and Brazil.
Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours and Gradina, and Pre-Mescla bakery premixes. Our wheat flour and bakery mix brands in Mexico include Espiga, Esponja, Francesera, Chulita, Galletera and Pastelera. Our corn milling products consist primarily of dry-milled corn meals and flours, wet-milled masa and flours, flaking and brewer's grits, as well as soy-fortified corn meal, corn-soy blend and other similar products. As part of our corn portfolio, we also sell whole grain and fiber ingredients. In the United States, we offer in our portfolio ancient grains, such as quinoa and millet. We also produce a range of extruded products that include die cut pellets for the snack food industry. Additionally, we offer non-GMO products in the United States, including corn varieties. We mill and sell bulk and packaged rice in the United States and sell branded rice in Brazil under the Primor brand.
In January 2018, we acquired two corn mills in the United States ("Minsa USA"), from Grupo Minsa, S.A.B. de C.V. The acquisition of Minsa USA enabled Bunge to expand its value-added product offering in grain based functional flours (masa) and continue to build on our milling B2B businesses in North America.
Customers—The primary customers for our wheat milling products are food processing, bakery and food service companies. The primary customers for our corn milling products are companies in the food-processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. Government for humanitarian assistance programs. Our rice milling business sells to customers in the food service and food processing channels, as well as to export markets.
Competition—Competition is based on a variety of factors, including price, raw material procurement, brand recognition, product quality, nutritional profile, dietary trends and distribution capabilities. In Brazil, our major competitors are M. Dias Branco, J. Macedo and Moinho Anaconda, as well as many small regional producers. Our major competitors in North American corn milling include Cargill, Didion Inc., SEMO Milling, LLC, Life Line Foods, LLC and Gruma S.A.B. de C.V. Our major competitors in our U.S. rice milling business include ADM and Farmers' Rice Cooperative. Our major competitors in Mexico include Elizondo Agroalimentos, S.A. de C.V., Molinera de México S.A. de C.V. and Grupo Trimex S.A.
Sugar and Bioenergy
Overview—We are a leading, integrated producer of sugar and ethanol in Brazil. We own and operate eight sugarcane mills in Brazil, the world's largest producer and exporter of sugar. As of December 31, 2018, our mills had a total crushing capacity of approximately 22 million metric tons per year. Sugarcane, which is the raw material that we use to produce sugar and ethanol, is supplied by a combination of our own plantations and third-party farmers. Additionally, through cogeneration facilities at our sugarcane mills, we produce electricity from the burning of sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in boilers, which enables our mills to meet their energy requirements. Any surplus electricity is sold to the local grid or other large third-party users of electricity.
In 2018, we exited our international sugar trading operations and renewable oils joint venture in Brazil and continue to explore alternatives to reduce our exposure to the Brazilian sugarcane milling business, such as an initial public offering, sale, joint venture or other alternatives. The nature and timing of any potential outcome or transaction is uncertain and cannot be predicted. Over the past several years we have also focused on improving the efficiency and lowering the operating costs of this business.
Raw Materials—Sugarcane is our principal raw material in this segment and we both produce it and procure it through third-party supply contracts. The annual harvesting cycle in Brazil typically begins in late March/early April and ends in late November/early December. Once planted, sugarcane is harvested for five to seven years on average, but the yield decreases with each harvest over the life cycle of the cane. As a result, after this period, old sugarcane plants are typically removed, and the area is replanted. The quality and yield of the harvested cane are also affected by factors such as soil quality, moisture topography, weather and agricultural practices.
Our mills are supplied with sugarcane grown on approximately 325,000 hectares of land. This land represents approximately 9,000 hectares of land that we own, 234,000 hectares of land that we manage under agricultural partnership arrangements and 82,000 hectares of land farmed by third-party farmers. In 2018, approximately 71% of our total milled sugarcane came from our owned or managed plantations and 29% was purchased from third-party suppliers. Payments under the agricultural partnership agreements and third-party supply contracts are based on a formula, which factors in the volume of sugarcane per hectare, sucrose content of the sugarcane and market prices for sugarcane, which are set by Consecana, the state of São Paulo sugarcane, sugar and ethanol council.
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
Products—Our mills allow us to produce ethanol, sugar and electricity, as further described below. At mills that produce both sugar and ethanol, we can adjust our production mix within certain capacity limits between ethanol and sugar, as well as, for certain mills, between different types of sugar (raw and crystal) and ethanol (hydrous and anhydrous). The ability to adjust our production mix allows us to respond to changes in customer demand and market prices.
Sugar—Our current maximum sugar production capacity is 6,050 metric tons per day, which in a season of 5,000 hours of milling, results in an annual maximum production capacity of approximately 1.3 million metric tons of sugar. We produce two types of sugar: very high polarity ("VHP") raw sugar and crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract, and is sold almost exclusively for export. Crystal sugar is a non-refined white sugar and is principally sold domestically in Brazil.
Ethanol—Our current maximum ethanol production capacity is 6,240 cubic meters per day, which in a season of 5,000 hours of milling, results in an annual maximum production capacity of 1.3 million cubic meters of ethanol. We produce and sell two types of ethanol: hydrous and anhydrous. Hydrous ethanol is consumed directly as a transport fuel, while anhydrous ethanol is blended with gasoline in transport fuels.
Electricity—We generate electricity from burning sugarcane bagasse in our mills. As of December 31, 2018, our total installed cogeneration capacity was approximately 322 megawatts, with approximately 126 megawatts available for resale to third parties after supplying our mills' energy requirements, representing up to approximately 600,000 megawatt hours of electricity available for resale depending upon sugar mill production and cogeneration unit performance and availability.
Customers—The sugar we produce at our mills is sold in both the Brazilian domestic and export markets. Our domestic customers are primarily in the confectionary and food processing industries. The ethanol we produce is primarily sold to customers for use in the Brazilian domestic market to meet the demand for fuel. We also export sugar and ethanol in the international market.
Other—We have a minority investment in a U.S. corn based ethanol production facility and a 50% interest in a joint venture that produces corn based ethanol in Argentina. In June 2018, we sold our interest in a joint venture for the development and production of renewable oils and feed ingredients in Brazil.
Competition—We compete with other sugar and ethanol producers in Brazil and internationally, and in the global market with beet sugar processors, producers of other sweeteners, and other biofuels producers. The industry is highly competitive, with raw material procurement, cost structure, selling price and distribution capabilities being important competitive factors. Our major competitors in Brazil include Cosan Limited/ Raizen, São Martinho S.A. and Biosev (Louis Dreyfus). Our major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos S.A., Sucden S.A., ED&F Man Limited and COFCO.
Fertilizer
Overview—Through our operations in Argentina, Uruguay and Paraguay, we produce, blend and distribute a range of liquid and dry NPK fertilizers, including nitrogen-based liquid and solid phosphate fertilizers. NPK refers to nitrogen (N), phosphate (P) and potassium (K), the main components of chemical fertilizers, used for crop production primarily of soybeans, corn and wheat. Our operations in Argentina, Uruguay and Paraguay are closely linked to our grain origination activities as we supply fertilizer to producers who supply us with grain. In Brazil, we operate a port terminal in the Port of Santos that discharges and handles imported fertilizers for third parties through our subsidiary Termag and provides logistics and support services. Our Brazilian grain operations also supply third-party produced fertilizer to farmers through barter agreements with the farmers.
Products and Services—We offer a complete fertilizer portfolio, including SSP, ammonia and ammonium thiosulfate that we produce, as well as monoammonium phosphate ("MAP"), diammonium phosphate, triple supersphosphate, urea, urea-ammonium nitrate, ammonium sulfate and potassium chloride that we purchase from third parties and resell. We market our products under the Bunge brand, as well as the Solmix brand for liquid fertilizers.
Raw Materials—Our main raw materials in this segment are concentrated phosphate rock, sulfuric acid, natural gas and sulphur. The prices of fertilizer raw materials are typically based on international prices that reflect global supply and demand factors and global transportation and other logistics costs. Each of these fertilizer raw materials is readily available in the international market from multiple sources.
Competition—Competition is based on a number of factors, including delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, including, in some cases, customer financing terms. Our main competitors in our fertilizer operations in Argentina are Nutrien Ltd. (Agrium/ASP), YPF S.A., Profertil S.A., COFCO (Nidera B.V.), Yara International ASA and Louis Dreyfus.
Global Competitiveness Program
In July 2017, we announced a global competitiveness program (“GCP”) to improve our cost position and deliver increased value to shareholders. When fully implemented, the GCP is expected to reduce overhead costs by approximately $250 million annually. The key elements of the GCP strategy outlined to meet this goal include improving efficiency and scalability by simplifying organizational structures, streamlining processes and consolidating back office functions globally, and adopting a zero-based budgeting process that will target excess costs in specific budget categories. The GCP supplements other cost reduction and strategic initiatives designed to enhance the efficiency and performance our business. The implementation of these activities is expected to generate the $250 million of reduced overhead costs by the end of 2019 and to further benefit us in 2020.  Additionally, we intend to apply the strategies and insights gained from the GCP to develop additional opportunities to reduce costs and increase efficiency in other areas of our business. For more information see Note 2 - Global Competitiveness Program to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Risk Management
Risk management is a fundamental aspect of our business. Engaging in the hedging of risk exposures and anticipating market developments are critical to protect and enhance our return on assets. As such, we are active in derivative markets for agricultural commodities, energy, ocean freight, foreign currency and interest rates. We seek to leverage the market insights that we gain through our global operations across our businesses by actively managing our physical and financial positions on a daily basis. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk"
Insurance
In each country where we conduct business, our operations and assets are subject to varying degrees of risk and uncertainty. We insure our businesses and assets in each country in a manner that we deem appropriate for a company of our size and activities, based on an analysis of the relative risks and costs. We believe that our geographic dispersion of assets helps mitigate risk to our business from an adverse event affecting a specific facility; however, if we were to incur a significant loss or liability for which we were not insured in full or in part, it could have a materially adverse effect on our business, financial condition and results of operations.
Operating Segments and Geographic Areas
We have included financial information about our reportable segments and our operations by geographic area in Note 27 - Segment Information to our consolidated financial statement included as part of this Annual Report on Form 10-K.
Research and Development, Innovation, Patents and Licenses
Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our Food and Ingredients business, we have 17 research and development centers globally to support product development and enhancement. Additionally, Bunge Ventures, our corporate venture capital unit, invests in start-ups and other early stage companies that are developing new technologies relevant to our industries.
We own trademarks, patents and licenses covering certain of our products and manufacturing processes. However, neither our business as a whole nor any segment is dependent on any specific trademark, patent or license.
Seasonality
In our Agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres, and we sell and distribute products throughout the year. However, the first quarter of the year has generally been our weakest in terms of financial results due to the timing of the North and South American oilseed harvests as the North American harvest peaks in the third and fourth quarters and the South American harvest peaks in the second quarter, and thus our North and South American grain merchandising and oilseed processing activities are generally at lower levels during the first quarter.
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
Government Regulation
We are subject to a variety of laws and regulations in each of the countries in which we operate which govern various aspects of our business, including general business regulations as well as those governing the manufacturing, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters. Our operations and those of our suppliers are also subject to restrictions on land use in certain protected areas, forestry reserve requirements, limitations on the burning of sugarcane and water use. Additionally, from time-to-time, agricultural production shortfalls in certain regions and growing demand for agricultural commodities for feed, food and fuel use have caused prices for relevant agricultural commodities to rise. High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to assure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets.
Many countries globally are using and producing biofuels as alternatives to traditional fossil fuels. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed or canola and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in the last decade in response to both periods of high fossil fuel prices and to government incentives to produce biofuels offered in many countries, including the United States, Brazil, Argentina and several South East Asian and European countries. Furthermore, in several countries, governmental authorities are mandating biofuels use in transport fuel at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuels industry and related legislation.
Environmental Matters and Sustainability
We incorporate a commitment to sustainability into many of the areas of our business; from how we plan and develop our strategic goals and operate our facilities, to how we do business with our suppliers and customers and engage with our communities. Our philosophy is to "Act, Conserve and Engage" and our efforts include policies and initiatives to reduce deforestation, conserve resources in our operations and engage across our sector to address the sustainability challenges in the agribusiness and food value chain, such as the impacts of agricultural production on environmental resources.
We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate, and we incur costs to comply with these requirements. Compliance with applicable laws and regulations relating to environmental matters has not had a material financial or competitive effect on our business. However, due to our extensive operations across multiple industries and jurisdictions globally, we are exposed to the risk of claims and liabilities under these laws and regulations. Violation can result in substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities.
Additionally, our business could be affected in the future by regulation or taxation of greenhouse gas emissions or policies related to national emission reduction plans. It is difficult to assess the potential impact of any resulting regulation of greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Physical effects of climate change, including shifts in agricultural production areas and climatic volatility, could in the long-term result in incidents of stranded physical assets.  We believe the breadth and diversification of our global asset network, as well as our participation in global trade of agricultural commodities, help to mitigate these risks.
Employees
As of December 31, 2018, we had approximately 31,000 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.
Available Information
Our website address is www.bunge.com. Through the "Investors: SEC Filings" section of our website, it is possible to access our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available through our website. Our periodic reports and amendments and the Section 16 filings are available through our website free of charge as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.
Through the "Investors: Governance" section of our website (www.bunge.com), it is also possible to access copies of the charters for our Audit Committee, Compensation Committee, Finance and Risk Policy Committee, Corporate Governance and Nominations Committee, Sustainability and Corporate Responsibility Committee and Strategic Review Committee. Our Corporate Governance Guidelines and our Code of Conduct are also available on our website. Each of these documents is also made available free of charge through our website.
The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this report or filed with the SEC.
In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers where you may obtain a copy of all of the materials we file publicly with SEC. The SEC website address is www.sec.gov.

Executive Officers and Key Employees of the Company
Set forth below is certain information concerning the executive officers and key employees of the company.

Name	Position
Gregory A. Heckman	Acting Chief Executive Officer
Todd Bastean	President, North America
Thomas M. Boehlert	Executive Vice President—Chief Financial Officer
Deborah Borg	Executive Vice President—Chief Human Resources and Communications Officer
Robert Coviello	Executive Vice President—Chief Growth and Strategy Officer
Christos Dimopoulous	President, Agribusiness
Gordon Hardie	President, Food & Ingredients
David G. Kabbes	Executive Vice President—Corporate Affairs and Chief Legal Officer
Pierre Mauger	President, Europe and Asia
Raul Padilla	President, South America and Sugar & Bioenergy
Brian Zachman	President, Global Risk Management
Gregory A. Heckman, 56— Mr. Heckman was appointed Acting Chief Executive Officer in January 2019.  He joined our Board of Directors in October 2018 and continues to serve as a Board member.  Mr. Heckman is the founding partner of Flatwater Partners, a private investment firm, and has over 30 years of experience in the agriculture, energy and food processing industries.  He served as Chief Executive Officer of The Gavilon Group from 2008 to 2015. Prior to Gavilon, he served as Chief Operating Officer of ConAgra Foods Commercial Products and President and Chief Operating Officer of ConAgra Trade Group.  Mr. Heckman serves on the Board of Directors of OCI N.V. and on the Advisory Board of JBS USA. He holds a B.S. in agricultural economics and marketing from the University of Illinois at Urbana-Champaign.
Todd Bastean, 52—Mr. Bastean has served as President, North America since January 2018. Prior to that, he served as Chief Executive Officer, Bunge North America since June 2013. He started his career at Bunge in 1994 and became Chief Financial Officer of Bunge North America in 2010. Before assuming that role, he served as Vice President and General Manager of Bunge North America's Milling and Biofuels business units, and as Vice President and Chief Administrative Officer of its Grain and Milling business units. He also held positions in strategic planning and auditing. Prior to joining Bunge, he worked for KPMG Peat Marwick. Mr. Bastean holds a B.S. in Accounting from Western Illinois University.
        Thomas M. Boehlert, 59—Mr. Boehlert joined Bunge in January 2017. Previously, he was Chief Executive Officer, President and a Director of First Nickel Inc. from 2011 to 2015. First Nickel entered Canadian receivership in August 2015. Prior to that, he was Chief Financial Officer for Kinross Gold Corporation from 2006 to 2011 and served as Chief Financial Officer for several energy companies, including Texas Genco, Direct Energy and Sithe Energies, Inc. Previously, Mr. Boehlert spent 14 years in banking with Credit Suisse, where his focus was on the electric power, natural resources and infrastructure sectors, and where he built and headed the firm's London-based project finance business covering Europe, Africa and the Middle East. He started his career as an auditor at a KPMG predecessor firm in 1983. Mr. Boehlert is a Certified Public Accountant and holds a B.A. in Accounting from Indiana University and an M.B.A. in Finance from New York University.
Deborah Borg, 42—Ms. Borg joined Bunge in January 2016. She joined Bunge from Dow Chemical, where she served as President Dow USA, a role in which she was responsible for regional business strategy and external relationships with customers, government organizations and joint venture partners. She started her career at Dow in 2000 as Human Resources Manager for Australia / New Zealand and went on to hold regional and business HR roles in Asia, Europe and North America. She also served as Global HR Director, Marketing and Sales, and led the Human Capital Planning and Development function for Dow focusing on talent acquisition, retention, diversity and development. Previously, Ms. Borg served in HR and talent development roles with General Motors Australia. She holds a Bachelor of Business Management in Human Resources and a Master in Training and Change Management from Victoria University, Australia.
Robert Coviello, 50—Mr. Coviello has served as Executive Vice President and Chief Growth and Strategy Officer since January 2019. Prior to that he served as Managing Director, Southeast Asia and China from 2016 to 2018. Prior to that he held a variety of commercial leadership positions for Bunge in Asia, Europe and the United States. Prior to joining Bunge in 2003, he served in commercial and trading roles at Cargill. He holds a bachelor’s degree from Dartmouth College and an M.B.A. from Harvard Business School.
Christos Dimopoulos, 45—Mr. Dimopoulos has served as President, Agribusiness since October 2018. Prior to that he served most recently as Senior Vice President, Global Grains and Oilseeds since December 2017. He joined the company in

2004 as a grain trader and subsequently held a variety of roles of increasing responsibility in the Agribusiness segment. Prior to Bunge, Mr. Dimopoulos held roles in Europe and the United States with Tradigrain and Intrade Risk Management. He holds a bachelor’s degree in Business Management and Marketing from HEC Lausanne in Switzerland.
Gordon Hardie, 55—Mr. Hardie has served as President, Food & Ingredients since January 2018. Prior to that, he served as Managing Director, Food & Ingredients since July 2011. Prior to joining Bunge, Mr. Hardie founded Morningside Partners, a corporate strategy and M&A advisory firm focused on the food and beverage industries in 2009. Prior to that, from 2003 to 2009, he led the Fresh Baking Division of Goodman Fielder Ltd, the leading producer of bakery brands in Australia and New Zealand, and held leadership roles at companies in a variety of international markets, including as Group General Manager, Marketing at Southcorp Wines; Vice President, Asia-Pacific, Middle East and Africa at Fosters Group International; and Regional Director, Americas & Asia-Pacific at Pernod Ricard. He holds a Bachelor's degree in European Language and Psychology from the National University of Ireland, University College Cork and an M.B.A. from the University College Dublin, Michael Smurfit Graduate School of Business.
David G. Kabbes, 56—Mr. Kabbes has served as Executive Vice President— Corporate Affairs and Chief Legal Officer since January 2018. He became General Counsel and Managing Director, Corporate Affairs in February 2015 after serving as Senior Vice President, Corporate and Legal Affairs for Bunge North America since 2000, where he oversaw the legal, government and industry affairs, communications, foreign trade support and environmental functions. Prior to joining Bunge in 2000, he was Executive Vice President, Secretary and General Counsel at Purina Mills, a corporate attorney at Koch Industries, Inc., a partner at Schiff Hardin & Waite and an associate at Thompson Coburn. He received a bachelor's degree in business from Quincy University and a law degree from the University of Illinois.
Pierre Mauger, 46—Mr. Mauger has served as President, Europe and Asia since January 2018. Prior to that he served as Chief Development Officer since September 2013, when he joined Bunge. Prior to joining Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013, overseeing client relationships with leading global companies in the commodity processing and trading, agrochemicals and fertilizer sectors, as well as with governments. Prior to that, he served as a partner in the firm's consumer goods practice. He joined McKinsey as an associate in 2000. Mr. Mauger previously worked as an auditor at Nestlé and KPMG. He holds a B.Sc. in Economics and Business Finance from Brunel University in the United Kingdom and an M.B.A. from INSEAD.
Raul Padilla, 63—Mr. Padilla has served as President, South America and President, Sugar and Bioenergy since January 2018. Prior to that he served as Chief Executive Officer of Bunge Brazil and Managing Director, Sugar and Bioenergy since 2014. Prior to that, he served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since July 2010. Prior to that, he was Chief Executive Officer of Bunge Argentina since 1999, having joined the company in 1997 as Commercial Director. Mr. Padilla has over 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.
Brian Zachman, 47—Mr. Zachman joined the Company in January 2019 as President of Global Risk Management.  Prior to that, he held portfolio management positions focused on agricultural commodity derivatives since 2012, most recently with Millennium Limited Partners since 2014 and prior to that with SAC Capital from 2012 to 2014. Mr. Zachman previously worked at Bunge from 1999 to 2012, serving in a number of commercial and trading roles within Agribusiness. Prior to that, he held various commercial and merchant roles with Cargill and ConAgra.  Mr. Zachman holds a Bachelor of Arts in Economics from the University of Minnesota-Duluth.
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
Risks Relating to Our Business and Industries
Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.
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
Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs and competitiveness of global agricultural commodity production and related storage and processing facilities and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources.
We are subject to fluctuations in agricultural commodity and other raw material prices, energy prices and other factors outside of our control that could adversely affect our operating results.

Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting and selling decisions, currency fluctuations, government agriculture programs and policies, global inventory levels, demand for biofuels, weather and crop conditions and demand for and supply of, competing commodities and substitutes. These factors may cause volatility in our operating results.

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

Additionally, our operating costs and the selling prices of certain of our products are sensitive to changes in energy prices. Our industrial operations utilize significant amounts of electricity, natural gas and coal, and our transportation operations are dependent upon diesel fuel and other petroleum- based products. Significant increases in the cost of these items and currency fluctuations could adversely affect our operating costs and results. We also sell certain biofuel products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products. As a result, the selling prices of ethanol and biodiesel can be impacted by the selling prices of oil, gasoline and diesel fuel. In turn, the selling prices of the agricultural commodities and commodity products that we sell, such as corn and vegetable oils that are used as feedstocks for biofuels, are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices as well. Prices for petroleum products and biofuels are affected by market factors and government fuel policies, over which we have no control. Lower prices for oil, gasoline or diesel fuel could result in decreased selling prices for ethanol, biodiesel and their raw materials, which could adversely affect our revenues and operating results. Additionally, the prices of sugar and sugarcane-based ethanol are also correlated, and, therefore, a decline in world sugar prices may also adversely affect the selling price of the ethanol we produce in Brazil.

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
We face significant competition in each of our businesses and we have numerous competitors, some of which are larger, more diversified and have greater financial resources than we have. Additionally, in recent years we have experienced regional Agribusiness competitors entering new geographies where previously they did not compete with us and certain customers seeking to procure certain commodities directly rather than through historical suppliers such as us. As many of the products we sell are global commodities, the markets for our products are highly price competitive, and in many cases also sensitive to product substitution. Additionally, the geographic location of assets can competitively advantage or disadvantage us with respect to our competitors in certain regions. We also face competition from changing technologies and shifting industry practices, such as increased on farm storage of crops in several regions which allow producers to retain commodities for extended periods and increase price pressure on purchasers such as us. To compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, developing and offering products that meet customer needs, optimizing our geographic presence in key markets, and developing and maintaining appropriate market share and customer relationships. We also compete for talent in our industries, particularly commercial personnel. Competition could cause us to lose market share and talented employees, exit certain lines of business, increase marketing or other expenditures, increase our raw material costs or reduce pricing, each of which could have an adverse effect on our business and profitability.

We are vulnerable to the effects of supply and demand imbalances in our industries.

Historically, the market for some agricultural commodities and fertilizer products has been cyclical, with periods of high demand and capacity utilization stimulating new plant investment and the addition of incremental processing or production capacity by industry participants to meet the demand. The timing and extent of this expansion may then produce excess supply conditions in the market, which, until the supply/demand balance is again restored, negatively impacts product prices and operating results. During times of reduced market demand, we may suspend or reduce production at some of our facilities. The extent to which we efficiently manage available capacity at our facilities will affect our profitability.
We are subject to global and regional economic downturns and related risks.
The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations.
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
For example, Brazil has experienced significant political uncertainty in recent years due to high profile political corruption scandals, the impeachment of a former president and general uncertainty regarding the recent election of a new president. Additionally, Brazil’s economy has been slowly recovering from a severe downturn in 2015 and 2016. The depressed and uncertain economic and political environment in Brazil has adversely affected consumer confidence levels and spending, which has led to reduced demand for products in our Food and Ingredients businesses in the country. The pace of economic improvement is uncertain, and there can be no assurance that economic and political conditions will not continue to affect market and consumer confidence or deteriorate further in the near term. Additionally, a slowdown in China's economy over a prolonged period could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.

We are subject to economic, political and other risks of doing business globally and in emerging markets.

We are a global business with a substantial majority of our assets and operations located outside the United States. In addition, our business strategies may involve expanding or developing our business in emerging market regions, including Eastern Europe, Asia-Pacific, the Middle East and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:

•	adverse trade policies or trade barriers on agricultural commodities and commodity products;

•	inflation and hyperinflation and adverse economic effects resulting from governmental attempts to control inflation, such as imposition of wage and price controls and higher interest rates;

•
changes in laws and regulations or their interpretation or enforcement in the countries where we operate, such as tax laws, including the risk of future adverse tax regulations relating to our status as a Bermuda company;

•	difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;

•	exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends by subsidiaries;

•	inadequate infrastructure and logistics challenges;

•
sovereign risk and risk of government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets;

•
the requirement to comply with a wide variety of laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws, as well as other laws or regulations discussed in this "Item 1A. Risk Factors" section;

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

As a result of our international operations, we are also exposed to currency exchange rate fluctuations. Changes in exchange rates between the U.S. dollar and other currencies, particularly the Brazilian real, the euro and other foreign currencies affect our revenues and expenses that are denominated in local currencies, affect farm economics in those regions and may also have a negative impact on the value of our assets located outside of the United States.

Additionally, there continues to be a great deal of uncertainty regarding U.S. and global trade policies for companies with multinational operations like ours. In recent years there has been an increase in populism and nationalism in various countries around the world and consequently historical free trade principles are being challenged. For example, the U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. As we continue to operate our business globally, our success will depend, in part, on the nature and extent of any such changes and our how well we are able to anticipate, respond to and effectively manage any such changes.

Government policies and regulations affecting the agricultural sector and related industries could adversely affect our operations and profitability.

Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions, price controls on agricultural commodities and energy policies (including biofuels mandates), can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded and the volume and types of imports and exports. Additionally, regulation of financial markets and instruments in the United States and internationally may create uncertainty as these laws are adopted and implemented and may impose significant additional risks and costs that could impact our risk management practices. Further, increases in food and fertilizer prices have in the past resulted in increased scrutiny of our industries under antitrust and competition laws in various jurisdictions and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liability on us in a manner that could have a material adverse effect on our operating results and financial condition. Future governmental policies, regulations or actions affecting our industries may adversely affect the supply of, demand for and prices of our products restrict our ability to do business in existing and target markets, engage in risk management activities and otherwise cause our financial results to suffer.

Finally, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. For example, a trade dispute between the U.S. and China that began in 2018 has led to both countries implementing tariffs on imported goods from the other, including on imports of U.S. soybeans into China. This has led to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the U.S. and South America, which have presented challenges and uncertainties for our business. We cannot predict the effects that future trade policy or the terms of any negotiated trade agreements and their impact on our business could have. Additionally, failure to resolve the trade dispute between the countries may also lead to unexpected operating difficulties in China, enhanced regulatory scrutiny in China, greater difficulty transferring funds, or negative currency impacts.

We may not realize the anticipated benefits of acquisitions, divestitures or joint ventures.

We have been an active acquirer of other companies, and we have joint ventures with several partners. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand or optimize our portfolio of businesses. Our ability to benefit from acquisitions, joint ventures and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire. In addition, we are currently undertaking a strategic review of our businesses in order to identify opportunities to enhance shareholder value and may decide as a result of that process or otherwise, from time to time, to divest certain of our assets or businesses by selling them or entering into joint ventures. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture.

Our acquisition, joint venture or divestiture activities may involve unanticipated delays, costs and other problems. If we encounter unexpected problems with acquisitions, joint ventures or divestitures, our senior management may be required to divert attention away from other aspects of our businesses to address these problems. Additionally, we may fail to consummate proposed acquisitions, joint ventures or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions.

Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, the controls and policies we implement at acquired companies and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges and expenses resulting from the completion and integration of a sizable acquisition, the need to fund increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities, compliance and reputational risks and other unanticipated problems and liabilities.

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

We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims and recalls. We are also subject to shifts in customer and consumer preferences and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. These risks could not only adversely affect our business and operating results but also our corporate reputation.

As a company whose products comprise staple food and feed products sold globally as well as ingredients included in trusted food brands of our customers, maintaining a good corporate reputation is critical to our continued success. Reputational value is based in large part on perceptions, which can shift rapidly in response to negative incidents. The failure or alleged failure to maintain high standards for quality, safety, integrity, environmental sustainability and social responsibility, including with respect to raw materials and services obtained from suppliers, even if untrue, may result in tangible effects, such as reduced demand for our products, disruptions to our operations, increased costs and loss of market share to competitors. Our reputation and results of operations could also be adversely impacted by changing consumer preferences and perceptions relating to some of the products we sell, such as with regard to the quantity and type of fats, sugars and grains consumed as well as concerns regarding genetically modified crops. Failure to anticipate, adapt or respond effectively to these trends or issues may result in material adverse effects on our business, financial condition, and results of operations.

We are subject to laws and regulations globally, including environmental, health and safety regulations. We may be subject to substantial costs, liabilities and other adverse effects on our business relating to these matters.

Due to our global business operations, we are required to comply with numerous laws and regulations in the countries where we operate. These include general business regulations, such as with respect to taxes, accounting, anti-corruption and fair competition, as well as those relating to the manufacturing, transport and sale of our products, including environmental regulations. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with regulatory obligations, we may be subject to environmental liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. Our industrial activities can also result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or the expenditure of significant amounts to remediate safety issues or repair damaged facilities. We may incur material costs or liabilities to comply with environmental, health and safety requirements. Any failure to comply with applicable laws and regulations may subject us to fines, penalties and other liabilities, as well as damage to our reputation.

In addition, continued government and public emphasis in countries where we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight or other limitations on the agricultural industry, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, certain aspects of our business and the larger food production chain generate carbon emissions. The imposition of regulatory restrictions on greenhouse gas emissions, which may include limitations on greenhouse gas emissions, other restrictions on industrial operations, taxes or fees on greenhouse gas emissions and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transporting of our products, which could adversely affect our business, cash flows and results of operations.
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
In Brazil, where there have been limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. At December 31, 2018 and 2017, respectively, we had approximately $609 million and $817 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.

We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business.

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

As of December 31, 2018, we had $4,515 million of unused and available borrowing capacity under various committed long-term credit facilities and $5,372 million in total debt. Our debt levels could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"

Access to credit markets and pricing of company debt is also dependent on maintaining appropriate credit ratings, and one of our financial objectives has been to maintain an investment grade credit rating. In connection with the IOI Loders Croklaan acquisition, we incurred additional debt to fund the acquisition. The combination of this increase in our indebtedness, coupled with challenging financial results over the past two years in part due to adverse and volatile industry conditions, as well as a chief executive officer leadership transition announced at the end of 2018, have led Moody’s and Fitch Ratings to downgrade our credit rating to Baa3 and BBB- with a stable outlook in December 2018 and January 2019, respectively. Additionally, S&P has lowered the outlook on our BBB credit rating from stable to negative. While our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt, further reductions in our credit ratings would increase our borrowing costs and, depending on their severity, impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms, as well as impair our ability to compete effectively relative to competitors with higher credit ratings.

In addition, some of our credit facilities, interest rate derivatives and commercial agreements use LIBOR (London Inter-Bank Offered Rate) as the benchmark rate. LIBOR has recently been the subject of international reform proposals and it is expected that LIBOR will be discontinued or modified by the end of 2021. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates may have on LIBOR, other benchmark rates or floating rate debt instruments. While certain of our credit facilities contain LIBOR alternative provisions, the use of alternative reference rates or other reforms could cause the interest rate on our borrowings to be materially different than expected. These developments may cause us to renegotiate some of these agreements. We will continue to monitor market developments related to LIBOR's modification or discontinuance.

Our risk management strategies may not be effective.

Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our exposures may not always be fully hedged, and our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our risk management strategies may seek to position our overall portfolio relative to expected market movements. While we have implemented a broad range of risk monitoring and control procedures and policies to mitigate potential losses, they may not in all cases be successful in anticipating a significant risk exposure and protecting us from losses that have the potential to impair our financial position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk"

We may not be able to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement and other business optimization initiatives.

We are continually implementing programs throughout the company to reduce costs, increase efficiencies and enhance our business. Initiatives currently in process or implemented in the past several years include the rationalization of manufacturing operations globally, including the closing of facilities, the implementation of an operational improvement program in our Food and Ingredients businesses, and the launch of the Global Competitiveness Program (“GCP”) announced in July 2017. The goal of the GCP is to improve our cost position and deliver increased value to shareholders by achieving $250 million of cost savings over the course of the program. It is anticipated that aggregate total pre-tax cash charges attributable to the GCP will be in the range of approximately $200 million to $300 million, which primarily relate to severance and other employee benefit costs and costs related to professional services. The successful implementation of the GCP presents significant organizational design and other challenges. We may not achieve or sustain the targeted benefits under the GCP or we may not achieve them within our expected timetable. Unexpected delays, increased costs, adverse effects on our internal control environment, inability to retain and motivate employees, or other challenges arising from these initiatives could adversely affect our ability to realize the anticipated savings or other intended benefits of these activities. Additionally, the scope of the GCP requires a substantial amount of management and operational resources to implement it effectively. These and related demands on our resources may divert the company’s attention from our ongoing business operations, which could also impact our competitive position.

The loss of or a disruption in our manufacturing and distribution operations or other operations and systems could adversely affect our business.

We are engaged in manufacturing and distribution activities on a global scale, and our business depends on our ability to execute and monitor, on a daily basis, a significant number of transactions across numerous markets or geographies. As a result, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, explosions, strikes and other labor or industrial disputes, and disruptions in logistics or information systems, as well as natural disasters, pandemics, acts of terrorism and other external factors over which we have no control. While we insure ourselves against many of these types of risks in accordance with industry standards, our level of insurance may not cover all losses. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.

Our information technology systems, processes and sites may suffer interruptions, security breaches or failures that may adversely affect our ability to conduct our business.

We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance and other information and processes necessary to operate and manage our business. Increased social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our information technology systems, networks and services. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. While we have implemented security measures and disaster recovery plans designed to protect the security and continuity of our networks and critical systems, these measures may not adequately prevent adverse events such as breaches or failures from occurring or mitigate their severity if they do occur. If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations and produce financial reports, as well as significant costs and lost business opportunities until they are remediated. We may also be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, potential regulatory penalties and damage to our reputation. These impacts may adversely impact our business, results of operations and financial condition, as well as our competitive position.

Changes in tax laws or exposure to additional tax liabilities could have a material impact on our financial condition and results of operations

We are subject to income taxes as well as non-income taxes in various jurisdictions throughout the world. Tax authorities may disagree with certain positions we have taken and assess additional taxes, along with interest and penalties. We regularly assess the likely outcomes of these audits and assessments in order to assess the appropriateness of our tax assets and liabilities. However, the calculation of such liabilities involves significant judgment in the interpretation of complex tax regulations in many jurisdictions. Therefore, any dispute with a taxing authority may result in a payment or outcome that is significantly different from current estimates. There can be no assurance that we will accurately predict the outcomes of these audits and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition in the periods in which they are recognized.

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
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
The following tables provide information on our principal operating facilities as of December 31, 2018.
Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	155,412	16,289,648
Food and Ingredients	94,054	2,214,860
Sugar and Bioenergy	11,474	636,248
Fertilizer	2,235	1,100,100
Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	82,386	6,176,026
South America	86,831	10,345,069
Europe	62,367	2,587,112
Asia-Pacific	31,591	1,132,649
Agribusiness
In our Agribusiness segment, we have 167 commodity storage facilities globally that are located close to agricultural production areas or export locations. We also have 51 oilseed processing plants globally. We have 37 merchandising, distribution, and administrative offices throughout the world.
Food and Ingredients
In our Food and Ingredients businesses, we have 119 refining, packaging and milling facilities throughout the world. We also have 118 commodity storage facilities globally that are located close to food and ingredient locations. In addition, to facilitate distribution in Brazil, we operate eight distribution centers.
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

Item 3.    Legal Proceedings
We are subject to various legal proceedings and risks globally in the course of our business, including claims, suits, and government investigations or proceedings involving competition, tax, labor and employment, environmental, commercial disputes and other matters. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provisions for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments. We do not expect the outcome of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims and it is possible that a resolution of one or more such proceedings could result in judgments, awards, fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Notes 14 - Income Taxes and 21- Commitments and Contingencies to our consolidated financial statement included as part of this Annual Report on Form 10-K. Additionally, we are a party to a large number of labor and civil claims relating to our Brazilian operations. We have reserved an aggregate of $70 million and $66 million for labor and civil claims, respectively, as of December 31, 2018. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 126 million Brazilian reais (approximately $33 million as of December 31, 2018) related to a legacy environmental claim in Brazil.
Item 4.    Mine Safety Disclosures
Not applicable.
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
Our common shares trade on the New York Stock Exchange under the ticker symbol "BG".

(b)	Approximate Number of Holders of Common Stock
To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2018, we had 141,111,081 common shares outstanding, which were held by approximately 74 registered holders.

(c)	Dividends
We have historically paid and expect to continue to pay cash dividends to holders of our common shares on a quarterly basis. In addition, holders of our 4.875% cumulative convertible perpetual preference shares are entitled to annual dividends per share in the amount of $4.875 per year payable quarterly, when, as and if declared by the Board of Directors in accordance with the terms of these shares. Any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our Board of Directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.
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
We paid quarterly dividends on our common shares of $0.46 per share in the first two quarters of 2018 and $0.50 per share in the last two quarters of 2018. We paid quarterly dividends on our common shares of $0.42 per share in the first two quarters of 2017 and $0.46 per share in the last two quarters of 2017. On December 6, 2018, we declared a regular quarterly cash dividend of $0.50 per share payable on March 4, 2019 to shareholders of record on February 19, 2019.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2018, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	6,039,761	(2)	$70.93	(3)	2,782,828	(4)

(1)	Includes our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, Equity Incentive Plan, 2007 Non-Employee Directors' Equity Incentive Plan and 2017 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding of 81,800, 4,139,402 and 1,818,559 common shares under our Equity Incentive Plan, 2009 Equity Incentive Plan and 2016 Equity Incentive Plan, respectively.

(3)
Calculated based on non-statutory stock options outstanding under our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan and Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit and performance-based restricted stock unit awards under the 2016 Equity Incentive Plan, 2009 Equity Incentive Plan and restricted and deferred restricted stock unit awards under the 2007 Non-Employee Directors' Equity Incentive Plan and 2017 Non-Employee Directors' Equity Incentive Plan.

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

(e) Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2013 through the quarter ended December 31, 2018. The graph sets the beginning value of our common shares and the Indices at $100 and assumes that all dividends are reinvested. All Index values are weighted by the capitalization of the companies included in the Index.

(f)	Purchases of Equity Securities by Registrant and Affiliated Purchasers
In May 2015, we established a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the year ended December 31, 2018. Total repurchases under the program from its inception in May 2015 through December 31, 2018 were 4,707,440 shares for $300 million. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.
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
Item 6.    Selected Financial Data
The following table sets forth our selected historical consolidated financial information for each of the five periods indicated. You should read this information together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and notes to the consolidated financial statements included as part of this Annual Report on Form 10-K.
Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected historical financial information as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are derived from our audited consolidated financial statements and related notes.

	Year Ended December 31,
(US$ in millions)	2018	2017	2016	2015	2014
Consolidated Statements of Income Data:
Net sales	$45,743	$45,794	$42,679	$43,455	$57,161
Cost of goods sold	(43,477)	(44,029)	(40,269)	(40,761)	(54,540)
Gross profit	2,266	1,765	2,410	2,694	2,621
Selling, general and administrative expenses	(1,423)	(1,437)	(1,284)	(1,430)	(1,689)
Interest income	31	38	51	43	87
Interest expense	(339)	(263)	(234)	(258)	(347)
Foreign exchange gains (losses)	(101)	95	(8)	(8)	47
Other income (expense)—net	48	40	10	(24)	15
Gain (loss) on disposition of equity interests and sale of assets	(26)	9	122	47	—
Equity investment impairments	—	(17)	(59)	—	—
Goodwill and intangible impairments	—	—	(12)	(13)	—
Income from continuing operations before income tax	456	230	996	1,051	734
Income tax (expense) benefit	(179)	(56)	(220)	(296)	(249)
Income from continuing operations	277	174	776	755	485
Income (loss) from discontinued operations, net of tax	10	—	(9)	35	32
Net income	287	174	767	790	517
Net loss (income) attributable to noncontrolling interests	(20)	(14)	(22)	1	(2)
Net income attributable to Bunge	267	160	745	791	515
Convertible preference share dividends and other obligations	(34)	(34)	(36)	(53)	(48)
Net income available to Bunge common shareholders	$233	$126	$709	$738	$467

	Year ended December 31,
(US$, except outstanding share data)	2018	2017	2016	2015	2014
Per Share Data:
Earnings per common share—basic
Net income (loss) from continuing operations	$1.58	$0.90	$5.13	$4.90	$2.98
Net income (loss) from discontinued operations	0.07	—	(0.06)	0.24	0.22
Net income (loss) to Bunge common shareholders	$1.65	$0.90	$5.07	$5.14	$3.20
Earnings per common share—diluted
Net income (loss) from continuing operations	$1.57	$0.89	$5.07	$4.84	$2.96
Net income (loss) from discontinued operations	0.07	—	(0.06)	0.23	0.21
Net income (loss) to Bunge common shareholders	$1.64	$0.89	$5.01	$5.07	$3.17
Cash dividends declared per common share	$1.96	$1.80	$1.64	$1.48	$1.32
Weighted-average common shares outstanding—basic	140,968,980	140,365,549	139,845,124	143,671,546	146,209,508
Weighted-average common shares outstanding—diluted	141,703,783	141,265,077	148,226,475	152,238,967	147,230,778

	December 31,
(US$ in millions)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Cash and cash equivalents	$389	$601	$934	$411	$362
Inventories(1)	5,871	5,074	4,773	4,466	5,554
Working capital(2)	3,896	4,188	3,408	3,576	4,377
Total assets	19,425	18,871	19,188	17,914	21,425
Short-term debt, including current portion of long-term debt	1,169	319	1,195	1,517	1,002
Long-term debt	4,203	4,160	3,069	2,926	2,848
Convertible perpetual preference shares(3)	690	690	690	690	690
Common shares and additional paid-in-capital	5,279	5,227	5,144	5,106	5,054
Total equity	6,378	7,357	7,343	6,652	8,690

	Year ended December 31,
(in millions of metric tons)	2018	2017	2016	2015	2014
Other Data:
Volumes:
Agribusiness	146.3	142.9	134.6	134.1	138.7
Edible Oil Products	9.0	7.7	7.0	6.8	6.9
Milling Products	4.6	4.5	4.5	4.2	4.5
Total Food and Ingredients	13.6	12.2	11.5	11.0	11.4
Sugar and Bioenergy	6.5	9.4	8.8	10.4	9.7
Fertilizer	1.3	1.3	1.3	1.0	1.1
_______________________________________________________________________________

(1)
Included in inventories were readily marketable inventories of $4,532 million, $4,056 million, $3,855 million, $3,666 million and $4,409 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)	Working capital is calculated as current assets less current liabilities.

(3)
Bunge has 6,899,683 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.1918 Bunge Limited common shares (8,223,042 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.

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
Operating Results
Factors Affecting Operating Results
Bunge Limited, a Bermuda company, together with its subsidiaries, is a leading global agribusiness and food company with integrated operations that stretch from the farm to consumer foods. The commodity nature of the Company's principal products, as well as regional and global supply and demand variations that occur as an inherent part of the business, make volumes an important operating measure. Accordingly, information is included in "Segment Results" that summarizes certain items in our consolidated statements of income and volumes by reportable segment. The common unit of measure for all reported volumes is metric tons. A description of reported volumes for each reportable segment has also been included in the discussion of key factors affecting results of operations in each of our business segments as discussed below.
Agribusiness
In the Agribusiness segment, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation and logistics services. Profitability in our oilseed processing operations is also impacted by volumes procured, processed and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting and selling decisions, plant diseases, governmental policies, and agricultural sector economic conditions. Reported volumes in this segment primarily reflect (i) grains and oilseeds originated from farmers, cooperatives or other aggregators and from which "origination margins" are earned; (ii) oilseeds processed in our oilseed processing facilities and from which "crushing margins" are earned, representing the margin from the industrial separation of the oilseed into its protein meal and vegetable oil components, both of which are separate commodity products; and (iii) third party sales of grains, oilseeds and related commodity products merchandised through our distribution businesses and from which "distribution margins" are earned. The foregoing subsegment volumes may overlap as they produce separate margin capture opportunities. For example, oilseeds procured in our
South American grain origination activities may be processed in our oilseed processing facilities in Asia-Pacific and will be reflected at both points within the segment. As such, these reported volumes do not represent solely volumes of net sales to third-parties, but rather where margin is earned, appropriately reflecting their contribution to our global network's capacity utilization and profitability.

Demand for our purchased and processed agribusiness products is affected by many factors, including global and regional economic conditions, changes in per capita income, the financial condition of customers and customer access to credit, worldwide consumption of food products, particularly pork and poultry, population growth rates, relative prices of substitute agricultural products, outbreaks of disease associated with livestock and poultry, and demand for renewable fuels produced from agricultural commodities and commodity products.

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
Food and Ingredients
In the Food and Ingredients businesses, which consist of our Edible Oil Products and Milling Products segments, our operating results are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita income, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the Edible Oil Products and Milling Products segments are largely sourced at market prices from our Agribusiness segment. Reported volumes in these segments reflect third-party sales of our finished products and, as such, include the sales of products derived from raw materials sourced from the Agribusiness segment as well as from third-parties. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Sugar and Bioenergy
The Sugar and Bioenergy segment is an integrated business which primarily includes the procurement and growing of sugarcane and the production of sugar, ethanol and electricity in our eight mills in Brazil.

Profitability in this segment is affected by the availability and quality of sugarcane, which impacts our capacity utilization rates and the amount of sugar that can be extracted from the sugarcane, and by market prices of sugar and ethanol. Availability and quality of sugarcane is affected by many factors, including weather, geographical factors such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the yield decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five to seven consecutive harvests, depending on location. We own and/or have partnership agreements to manage farmland on which we grow and harvest sugarcane. We also purchase sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the state of São Paulo sugarcane, sugar and ethanol council, and are based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for our products is affected by such factors as changes in global or regional economic conditions, the financial condition of customers and customer access to credit, worldwide consumption of food products, population growth rates, changes in per capita income and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane. We expect that these factors will continue to affect supply and demand for our sugar and bioenergy products in the foreseeable future. Reported volumes in this segment reflect third-party sales of sugar and ethanol.
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

In addition to these industry related factors which impact our business areas, our results of operations in all business areas and segments are affected by the following factors:
Foreign Currency Exchange Rates
Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is a currency other than the U.S. dollar, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (per quarter and year-to-date) and also affect comparisons between those reported periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of accumulated other comprehensive income (loss). Included in other comprehensive income for the years ended

December 31, 2018, 2017, and 2016 were foreign currency net translation gains (losses) of $(1,125) million, $203 million and $713 million, respectively, resulting from the translation of our foreign subsidiaries' assets and liabilities.

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
Income Taxes
As a Bermuda exempted company, we are not subject to income taxes on income in our jurisdiction of incorporation.  However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 35%. The jurisdictions that significantly impact our effective tax rate are Brazil, the United States, Argentina and Bermuda. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction where we operate and the use of estimates and assumptions regarding future events.
Results of Operations
2018 Overview
For the year ended December 31, 2018, net income attributable to Bunge increased by $107 million to $267 million from $160 million in 2017. This increase resulted primarily from higher total segment EBIT of $301 million, particularly in Agribusiness, as described below, and was partially offset by higher interest and income tax expenses.
Income tax expense was $179 million in 2018, compared to income tax expense of $56 million in 2017. The effective tax rate for 2018 was 39% compared to 24% in 2017. The higher effective tax rate for 2018 was primarily due to unfavorable earnings mix, coupled with an income tax charge of $48 million for valuation allowances established in Brazil and China.
Total segment EBIT of $737 million in 2018 increased from $436 million in 2017. EBIT for 2018 included $51 million of severance, employee benefit and other program costs related to our Global Competitiveness Program (“GCP”), $9 million of severance and other employee benefit costs related to other industrial initiatives, $10 million of restructuring charges in our industrial sugar operations in Brazil, and $10 million of indirect tax credits in Brazil. In addition, EBIT included $10 million of asset impairment charges in Europe relating to port assets. EBIT also included $29 million of losses on the disposition of equity interests in Brazil and Asia, $19 million of acquisition fees, and a $24 million loss on the extinguishment of debt. EBIT for 2017 included $55 million of severance, employee benefit and other program costs related to our GCP, $35 million of severance and other employee benefit costs related to other industrial initiatives, $22 million of restructuring charges in our industrial sugar operations in Brazil, and $16 million of indirect tax credits in our industrial sugar operations in Brazil. In addition, EBIT included $20 million of asset impairment charges in Asia and Europe relating to feedmill and port assets, $17 million of impairment charges related to our palm oil affiliate in Indonesia and our renewable oils affiliate in Brazil, and impairment charges of $7 million of intangible assets. EBIT also included $9 million of gains on the disposition of equity interests in Brazil and $9 million of acquisition fees.
Agribusiness Segment EBIT increased in 2018 by $389 million to $645 million, primarily due to higher soy crush margins in all regions driven by favorable market dynamics and reduced soybean production in Argentina due to a drought. Additionally, better results in our ocean freight activities contributed to the improved results.
Edible Oil Products Segment EBIT decreased $4 million to $122 million in 2018 from $126 million in 2017. Increases to gross profit from the acquisition of Loders and higher gross profit in Europe from higher volumes and improved margins for margarine were more than offset by weaker margins in Brazil from our packaged oil business as continued high availability of oils from the strong crushing environment pressured retail sales as well as higher SG&A resulting from recent acquisitions.
Milling Products Segment EBIT increased by $27 million to $90 million in 2018 driven primarily by higher volumes and margins in Mexico, the acquisition of Minsa USA, and lower costs in Brazil.

Sugar and Bioenergy Segment EBIT decreased by $123 million. The lower results were primarily in our sugarcane milling operations, driven by lower international sugar prices from higher global supply and weaker demand, as well as lower volumes and higher costs due to the impact of severe weather in Brazil. Results in our trading and merchandising business were also lower as we exited this business during the year.
Fertilizer Segment EBIT increased $36 million, primarily due to stronger margins in Argentina resulting from the recovery of international fertilizer prices.
Segment Results
Bunge has five reportable segments-Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer-which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, the type and class of customer, and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the manufacturing and marketing of products derived from vegetable oils. The Milling Products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment primarily involves sugarcane growing and milling in Brazil and the sale of sugar, ethanol and electricity produced in our mills, as well as corn-based ethanol investments and related activities. The Fertilizer segment includes the activities of our port operations in Brazil and Argentina and blending and distribution operations in Argentina.

A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
Volume (in thousands of metric tons):
Agribusiness	146,309	142,855	134,605
Edible Oil Products	9,024	7,731	6,989
Milling Products	4,604	4,460	4,498
Sugar and Bioenergy	6,509	9,389	8,847
Fertilizer	1,328	1,329	1,272
Net sales:
Agribusiness	$32,206	$31,741	$30,061
Edible Oil Products	9,129	8,018	6,859
Milling Products	1,691	1,575	1,647
Sugar and Bioenergy	2,257	4,054	3,709
Fertilizer	460	406	403
Total	$45,743	$45,794	$42,679
Cost of goods sold:
Agribusiness	$(30,772)	$(30,808)	$(28,571)
Edible Oil Products	(8,575)	(7,519)	(6,420)
Milling Products	(1,464)	(1,366)	(1,378)
Sugar and Bioenergy	(2,276)	(3,955)	(3,550)
Fertilizer	(390)	(381)	(350)
Total	$(43,477)	$(44,029)	$(40,269)
Gross profit (loss):
Agribusiness	$1,434	$933	$1,490
Edible Oil Products	554	499	439
Milling Products	227	209	269
Sugar and Bioenergy	(19)	99	159
Fertilizer	70	25	53
Total	$2,266	$1,765	$2,410
Selling, general & administrative expenses:
Agribusiness	$(740)	$(805)	$(704)
Edible Oil Products	(412)	(361)	(320)
Milling Products	(136)	(138)	(127)
Sugar and Bioenergy	(112)	(114)	(112)
Fertilizer	(23)	(19)	(21)
Total	$(1,423)	$(1,437)	$(1,284)
Foreign exchange gain (loss):
Agribusiness	$(104)	$85	$(7)
Edible Oil Products	—	3	(1)
Milling Products	2	(3)	(7)
Sugar and Bioenergy	7	11	9
Fertilizer	(6)	(1)	(2)
Total	$(101)	$95	$(8)

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
EBIT attributable to noncontrolling interests:(1)
Agribusiness	$(14)	$(9)	$(21)
Edible Oil Products	(12)	(8)	(13)
Milling Products	—	—	—
Sugar and Bioenergy	1	—	—
Fertilizer	(2)	(2)	(2)
Total	$(27)	$(19)	$(36)
Other income (expense):
Agribusiness	$79	$56	$22
Edible Oil Products	(8)	(7)	7
Milling Products	(3)	(5)	(4)
Sugar and Bioenergy	4	(4)	(16)
Fertilizer	—	—	1
Unallocated	(24)	—	—
Total	$48	$40	$10

Gain (loss), net on disposition of equity interests—Agribusiness	$(10)	$9	$122
Equity investment impairment—Agribusiness	$—	$(13)	$(15)
Intangible asset impairment—Agribusiness	$—	$—	$(12)
Loss on disposition of equity interest—Sugar and Bioenergy	$(16)	$—	$—
Equity investment impairment—Sugar and Bioenergy	$—	$(4)	$(44)
Segment EBIT:(1)
Agribusiness	$645	$256	$875
Edible Oil Products	122	126	112
Milling Products	90	63	131
Sugar and Bioenergy	(135)	(12)	(4)
Fertilizer	39	3	29
Unallocated	(24)	—	—
Total	$737	$436	$1,143
Depreciation, depletion and amortization:
Agribusiness	$(257)	$(267)	$(236)
Edible Oil Products	(153)	(105)	(94)
Milling Products	(58)	(61)	(62)
Sugar and Bioenergy	(146)	(164)	(143)
Fertilizer	(8)	(12)	(12)
Total	$(622)	$(609)	$(547)

Net income attributable to Bunge	$267	$160	$745

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
A reconciliation of net income attributable to Bunge to Total Segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
Net income attributable to Bunge	$267	$160	$745
Interest income	(31)	(38)	(51)
Interest expense	339	263	234
Income tax expense	179	56	220
(Income) loss from discontinued operations	(10)	—	9
Noncontrolling interests' share of interest and tax	(7)	(5)	(14)
Total segment EBIT	$737	$436	$1,143
2018 Compared to 2017
Net Income Attributable to Bunge— For the year ended December 31, 2018, net income attributable to Bunge increased by $107 million to $267 million from $160 million in 2017. This increase resulted primarily from higher total segment EBIT of $301 million, particularly in Agribusiness, partially offset by higher interest and income tax expenses.
Income Tax Expense— In the year ended December 31, 2018, income tax expense was $179 million compared to income tax expense of $56 million in 2017. The effective tax rate for 2018 was 39% compared to 24% for 2017. The higher effective tax rate for 2018 was primarily due to unfavorable earnings mix, coupled with an income tax charge of $48 million for valuation allowances established in Brazil and China.
Agribusiness Segment— Agribusiness segment net sales increased by 1% to $32.2 billion in 2018, compared to $31.7 billion in 2017, mostly aligned with the overall volume increase of 2% year over year. Higher volumes and prices in our oilseed and grain trading and distribution businesses, mainly in Europe and Asia, and in our oilseed processing activities in Europe, Asia, and the U.S. were partially offset by lower prices in our grain origination businesses in the U.S. resulting from an international trade dispute between the U.S. and China, and lower volumes in our oilseed processing activities in Argentina, due to reduced soybean production resulting from adverse weather conditions.
Cost of goods sold in 2018 was relatively flat compared to 2017, with decreases, primarily in our South American and U.S. grain origination businesses, mainly due to lower average prices, and oilseed processing businesses in Argentina, mainly due to lower volumes, being offset by higher costs in our grain and oilseed trading and distribution business, mainly due to higher volumes.
Gross profit increased to $1,434 million in 2018, from $933 million in 2017. The increase was mainly due to higher soy crush margins in all regions primarily driven by strong global soymeal demand, combined with reduced supply due to the drought in Argentina.
SG&A expenses decreased $65 million to $740 million in 2018, which represented an 8% decrease from $805 million last year. The decrease was primarily attributable to savings from the GCP and lower expenses due to the depreciation of the Argentine peso and Brazilian real against the U.S. dollar. SG&A expenses in 2017 also included $17 million of credit reserves in Brazil, $7 million of impairment charges, primarily of intangible assets related to patents, and $7 million of transaction related costs associated with the acquisition of two oilseed processing facilities in Europe.
Foreign exchange results in 2018 were losses of $104 million, compared to gains of $85 million in 2017. Results for 2018 were primarily driven by the impact of the devaluation of the Argentine peso on U.S. dollar denominated debt in Argentina to fund operations.
Other income (expenses) - net was income of $79 million in 2018, compared to income of $56 million in 2017. The increase was primarily due to improved results from equity method investments in Asia and income earned from financial services.
Segment EBIT increased by $389 million in 2018 to $645 million, from $256 million in 2017. The increase was mainly due to higher soy crush margins, partially offset by foreign exchange losses.

Edible Oil Products Segment— Edible oil products segment net sales increased by 14% in 2018 to $9.1 billion, compared to $8.0 billion in 2017, resulting primarily from a 17% increase in volumes, driven by our acquisition of Loders in March 2018 and the full year impact of production facilities in Europe acquired in 2017. This was partially offset by lower prices in Brazil due to high stocks of soybean oil in the domestic market resulting from the strong soy crushing environment.
Cost of goods sold in 2018 increased 14% compared to 2017, which is in line with the increase in net sales noted above, and primarily driven by the impact of the recent acquisitions.
Gross profit in 2018 increased to $554 million compared to $499 million in 2017. The increase was primarily due to the contribution to results by Loders and higher volumes and improved margins for margarine in Europe, which was partially offset by lower margins in our Brazilian packaged oil business.
SG&A expenses increased by 14% to $412 million in 2018 compared with $361 million in the same period a year ago. The increase was primarily related to the acquisition of Loders, including $19 million of integration costs. These increases were partially offset by lower costs in all other regions from GCP and the depreciation of the Brazilian real against the U.S. dollar.
Segment EBIT decreased to $122 million in 2018, from $126 million in 2017. Increased gross profit primarily from the acquisition of Loders was more than offset by weaker margins in Brazil and higher SG&A and other expenses.
Milling Products Segment— Milling products segment net sales increased 7% to $1,691 million in 2018 compared to $1,575 million in 2017. The increase was due to higher volumes in Brazil and Mexico driven by increased demand in various market segments, and higher prices in Mexico, as well as the acquisition of Minsa USA in the first quarter of 2018.
Cost of goods sold in 2018 increased 7% to $1,464 million compared to $1,366 million in 2017, which is in line with the increase in net sales noted above and primarily driven by the acquisition of Minsa USA, partially offset by lower costs and favorable foreign currency translation impact in Brazil.
Gross profit increased by 9% to $227 million in 2018, up from $209 million in 2017. The increase was primarily due to the acquisition of Minsa USA and lower industrial costs in Brazil.
SG&A expenses were essentially flat with $136 million in 2018 compared to $138 million in 2017, as added costs associated with the Minsa USA acquisition were offset by lower costs in Brazil due to the deprecation of the Brazilian real against the U.S. dollar and savings from GCP.
Segment EBIT increased to $90 million in 2018 from $63 million in 2017 primarily due to better results in the U.S. and lower industrial costs and SG&A in Brazil.
Sugar and Bioenergy Segment— Sugar and Bioenergy segment net sales decreased to $2,257 million in 2018 compared to $4,054 million in 2017. The 44% decrease in sales was driven by lower sales volumes primarily in trading and merchandising resulting from exiting our international trading and merchandising business and lower global prices of sugar. Our sugarcane milling volumes and yields were negatively impacted by drought conditions during the first half of the year, followed by excessive rain in the fourth quarter of 2018.
Cost of goods sold decreased by 42% to $2,276 million in 2018 compared to $3,955 million in 2017, which is substantially in line with the decrease in net sales. 2018 results also included $10 million of restructuring charges compared to $22 million of restructuring charges in 2017 related to our industrial operations, as well as $3 million in indirect tax credits in 2018, compared to $16 million in 2017.
Gross profit was a loss of $19 million in 2018, compared to income of $99 million in 2017, primarily in our sugarcane milling operations, due to lower sugar sales volumes and a decrease in sugar prices and margins globally, and lower results in our international trading and merchandising business as we exited this business during 2018.
SG&A expenses decreased by $2 million to $112 million in 2018 from $114 million in 2017, primarily due to the favorable impact of the depreciation of the Brazilian real against the U.S. dollar, partially offset by higher employee separation and professional services costs related to our GCP.
Foreign currency results in 2018 were gains of $7 million compared to $11 million in 2017. These results relate primarily to gains on foreign currency hedges on forward sales positions.
Other income (expenses) - net was income of $4 million in 2018, compared to expense of $4 million in 2017, which is primarily associated with results in our equity method investments.

Segment EBIT decreased to a loss of $135 million in 2018 from a loss of $12 million in 2017, primarily due to lower volumes, global sugar prices and margins, the exiting of our international sugar trading activities and a $16 million loss on the sale of an equity investment in Brazil.
Fertilizer Segment— Fertilizer segment net sales increased to $460 million in 2018, compared to $406 million in 2017, primarily due to higher international fertilizer prices, partially offset by lower volumes in our port activities in Brazil.
Cost of goods sold in 2018 were $390 million compared to $381 million in 2017. The increase was primarily due to the higher costs of imported fertilizer inventories, partially offset by the impact of industrial cost reduction initiatives. Cost of goods sold in 2018 included $1 million of severance and other employee benefit costs, compared to $13 million in 2017.
Gross profit increased by $45 million to $70 million in 2018, from $25 million in 2017. The increase was primarily due to higher margins in Argentina, benefits from our restructuring activities and lower severance and other employee benefit costs.
SG&A expenses increased by $4 million to $23 million in 2018 from $19 million in 2017. SG&A expenses in 2017 benefited from an insurance recovery and gains on sales of assets.
Foreign exchange results for 2018 were a loss of $6 million compared to a loss of $1 million in 2017. Results for 2018 relate primarily to foreign currency hedges in the first six months of the year for the import of inventories.
Segment EBIT increased by $36 million to $39 million in 2018 from $3 million in 2017. The increase was primarily due to stronger margins in Argentina.
Unallocated— Unallocated segment EBIT of $24 million in 2018 relates to the loss on extinguishment of debt, which was recorded in other income (expense). See Note 17 - Long-Term Debt and Credit Facilities, to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
Interest—A summary of consolidated interest income and expense follows:

	Year Ended December 31,
(US$ in millions)	2018	2017
Interest income	$31	$38
Interest expense	(339)	(263)
Interest income decreased by $7 million to $31 million in 2018 compared to $38 million in 2017, primarily related to lower outstanding balances and lower interest rates, primarily in Brazil. Interest expense increased $76 million to $339 million in 2018 from $263 million in 2017, primarily due to higher average debt balances associated with funding the Loders acquisition and higher working capital needs, as well as higher interest rates. These increases were partially offset by the reversal of interest related to ICMS tax credits in Brazil.
Discontinued Operations— Income from discontinued operations (retail fertilizer business in Brazil) in 2018 was $10 million, compared to nil in 2017. The income for 2018 was mainly comprised of a gain on the final settlement from the liquidation of an entity in 2004, foreign exchange gains due to the depreciation of the Brazilian real, and the recovery of bad debt provisions, partially offset by an $11 million charge related to the final settlement on the sale of the Brazilian retail fertilizer business in 2013.
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
Gross profit decreased to $933 million in 2017, from $1.5 billion in 2016, primarily driven by lower margins in our grain origination, oilseed processing and trading and distribution businesses from slow farmer selling, reduced demand for soybean meal, strong competition, fewer risk management opportunities and severance and employee benefit costs related to industrial productivity initiatives.
SG&A expenses increased $101 million to $805 million in 2017, which represented a 14% increase from $704 million in the same period last year. This increase included $37 million of GCP costs, related primarily to severance and other employee benefit costs, added general and administrative expenses in Europe related to new acquisitions and a 9% appreciation of the Brazilian real against the U.S. dollar in 2016. Additionally, there was a $17 million credit adjustment in Brazil, $7 million of impairment charges, primarily of intangible assets related to patents, and $7 million of transaction related costs associated with the acquisition of two oilseed processing facilities in Europe.
Foreign currency results in 2017 were gains of $85 million, compared to losses of $7 million in 2016. These results were primarily driven by gains on U.S. dollar-denominated loans to fund operations and foreign currency gains realized due to the appreciation of the Chinese renminbi in our oilseed processing business in Asia.
Other income (expenses) - net was income of $56 million in 2017, compared to income of $22 million in 2016. Results for the year ended 2017 included income earned in our Financial Services Group, offset by a $13 million impairment of our palm oil affiliate in Indonesia. Results for the year ended 2016 included impairment and restructuring charges of $27 million on our palm oil affiliate in Indonesia and intangible assets related to aquaculture and other patents.
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

SG&A expenses increased by 13% to $361 million in 2017 compared with $320 million in the same period a year ago. The increase includes severance and other employee benefit costs of $10 million related to our GCP and acquisition related costs of $9 million. Additionally, there were increased general and administrative expenses associated with our recent acquisitions.
Foreign currency results in 2017 were income of $3 million, compared to loss of $1 million in 2016 related to foreign currency gains on debt and derivative instruments and hedges.
Other income (expenses) - net was expense of $7 million in 2017, compared to income of $7 million in 2016. Included in Other income (expenses) - net in 2016 is an $11 million gain recorded on the disposition of assets in Europe.
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
SG&A expenses increased to $138 million in 2017 from $127 million, primarily due to the 9% appreciation of the Brazilian real against the U.S. dollar compared to 2016 and employee severance and other employee benefit costs related to our GCP.
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
SG&A expenses increased by 3% to $114 million in 2017 from $112 million in the comparable period 2016, primarily due to $4 million of severance and other employee benefit costs related to our GCP and the appreciation of the Brazilian real compared to the U.S. dollar
Foreign currency results in 2017 were $11 million compared to $9 million in the same period 2016. These results relate primarily to gains on foreign currency hedges.
Other income (expenses) - net was expense of $4 million in 2017, compared to expense of $16 million in 2016 related to results in our joint venture for the production of renewable oils in Brazil.
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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.54 and 1.67 at December 31, 2018 and 2017, respectively.
Cash and Cash Equivalents—Cash and cash equivalents were $389 million at December 31, 2018 and $601 million at December 31, 2017. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short-term deposits with highly rated financial institutions and in U.S. government securities.
Readily Marketable Inventories ("RMI")—RMI are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, wheat, and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $4,532 million and $4,056 million at December 31, 2018 and December 31, 2017, respectively (see Note 5 - Inventories, to our consolidated financial statements included as part of this Annual Report on Form 10-K).
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
Revolving Credit Facilities—At December 31, 2018, we had $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,515 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2018	December 31, 2018	December 31, 2017

Commercial Paper	2023	$600	$—	$—
Long-Term Revolving Credit Facilities (1)	2020 - 2023	4,415	500	—
Total		$5,015	$500	$—

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

On December 14, 2018, we entered into an unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. The Credit Agreement replaced the then existing $1,100 million five-year revolving credit agreement, dated as of November 20, 2014, which was terminated by us in accordance with its terms. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time-to-time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision. At December 31, 2018, we had no borrowings outstanding under the Credit Agreement.
On May 1, 2018, in connection with our previously announced strategy to reduce our exposure to the sugar milling business in Brazil, we entered into an unsecured $700 million, five-year revolving credit facility, which upon fulfillment of certain conditions is convertible into a non-recourse secured term loan facility with our sugar milling business as the borrower. This facility provides financial flexibility to fund our sugar milling business on a stand-alone basis. Additionally, subject to lender approval, we may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision set forth in the revolving credit facility. There were no borrowings outstanding under the facility at December 31, 2018.
We had $500 million of borrowings outstanding at December 31, 2018 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2020 (the ‘‘2020 Facility’’). Borrowings under the 2020 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the 2020 Facility. Amounts under the 2020 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the 2020 Facility by up to $250 million pursuant to an accordion provision. We have the option to request an extension of the maturity date of the 2020 Facility for two additional one-year periods, subject to the consent of the lenders.
We had no borrowings outstanding at December 31, 2018 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "2022 Facility"). Borrowings under the 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. On December 14, 2018 we amended our unsecured $600 million five-year Liquidity Facility with certain lenders party thereto and extended its term to December 14, 2023. We have the option to request an extension of the expiration date of the Liquidity Agreement for two additional one-year periods, subject to the consent of the lenders. At December 31, 2018, no borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2018 there were no borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt—Our short and long-term debt increased by $893 million at December 31, 2018 from December 31, 2017, primarily due to funding the acquisition of Loders. For the year ended December 31, 2018, our average short and long-term debt outstanding was approximately $6,929 million compared to approximately $5,455 million for the year ended December 31, 2017, primarily due to funding the acquisition of Loders and higher average working capital financing requirements, driven by higher average global commodity prices. Our long-term debt outstanding balance was $4,622 million at December 31, 2018 compared to $4,175 million at December 31, 2017. The following table summarizes our short-term debt activity at December 31, 2018.

(US$ in millions)	Outstanding Balance at December 31, 2018	Weighted Average Interest Rate at December 31, 2018 (1)	Highest Balance Outstanding During 2018 (1)	Average Balance During 2018 (1)	Weighted Average Interest Rate During 2018 (1)
Bank Borrowings	$750	6.98%	$2,327	$1,332	4.82%
Commercial Paper	—	—	598	449	2.41%
Total	$750	6.98%	$2,925	$1,781	4.21%

(1)	Includes $136 million of local currency borrowings in certain Central and Eastern European, and South American countries at a weighted average interest rate of 23.61% as of December 31, 2018.
On September 10, 2018, we completed the sale and issuance of $600 million aggregate principal amount of 4.35% unsecured senior notes due March 15, 2024. The senior notes are fully and unconditionally guaranteed by Bunge Limited. The offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing on March 15, 2019. The net proceeds of the offering were approximately $594 million after deducting underwriting commissions and estimated offering expenses.  We used the net proceeds from this offering, together with available cash, to fund a tender offer and redemption of our $600 million aggregate principal amount of 8.50% senior notes due 2019, which resulted in a loss on extinguishment of debt of approximately $24 million related to make-whole payments.

The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2018	2017
Short-term debt: (1)
Short-term debt (2)	$750	$304
Current portion of long-term debt	419	15
Total short-term debt	1,169	319
Long-term debt:
Revolving credit facility expiring 2020	500	—
Term loan due 2019—three-month Yen LIBOR plus 0.75% (Tranche A)	258	253
Term loan due 2019—fixed Yen interest rate of 0.96% (Tranche B)	54	53
Term loan due 2019—three-month LIBOR plus 1.30% (Tranche C)	85	85
8.50% Senior Notes due 2019	—	599
3.50% Senior Notes due 2020	498	497
3.00% Senior Notes due 2022	397	396
1.85% Senior Notes due 2023—Euro	916	960
4.35% Senior Notes due 2024	595	—
3.25% Senior Notes due 2026	695	694
3.75% Senior Notes due 2027	594	593
Other	30	45
Subtotal	4,622	4,175
Less: Current portion of long-term debt	(419)	(15)
Total long-term debt (3)	4,203	4,160
Total debt	$5,372	$4,479

(1)	Includes secured debt of $9 million and $5 million at December 31, 2018 and December 31, 2017, respectively.

(2)
Includes $136 million and $179 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 23.61% and 15.03% as of December 31, 2018 and December 31, 2017, respectively.

(3)	Includes secured debt of $17 million and $24 million at December 31, 2018 and December 31, 2017, respectively.
Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2018 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's (2)	A-1	BBB	Stable
Moody's	P-1	Baa3	Stable
Fitch (2)	F1	BBB	Negative

(1)	Short-term rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.

(2)	In January 2019, Standard & Poor's lowered the outlook on our long-term debt BBB credit rating to negative, and Fitch downgraded our long-term debt credit rating to BBB- with a stable outlook.
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

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2018.
Trade Receivable Securitization Program—We initially entered into our trade receivable securitization program (the "Program") in June 2011, which provides us with an additional source of liquidity. On May 26, 2016, Bunge and certain of its subsidiaries renewed and amended the $700 million trade receivables securitization program, which terminates on May 26, 2021. However, each committed purchaser's commitment to fund trade receivables sold under the Program will terminate on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement. On February 19, 2019, we exercised a portion of the $300 million accordion feature under this Program to increase the aggregate size of the facility by $100 million to an aggregate of $800 million and extended the committed purchasers' commitment to fund trade receivables under the Program until May 26, 2020.

	December 31,
(US$ in millions)	2018	2017
Receivables sold which were derecognized from Bunge's balance sheet	$826	$810
Deferred purchase price included in other current assets	$128	$107
The table below summarizes the cash flows and discounts of our trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2018	2017	2016
Gross receivables sold	$9,803	$10,022	$9,405
Proceeds received in cash related to transfer of receivables	$9,484	$9,734	$9,197
Cash collections from customers on receivables previously sold	$9,173	$9,659	$9,176
Discounts related to gross receivables sold included in SG&A	$14	$9	$6
Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.
Our risk of loss following the sale of the trade receivables is limited to the deferred purchase price receivable (the "DPP"), which at December 31, 2018 and 2017 had a fair value of $128 million and $107 million, respectively, and is included in other current assets in our consolidated balance sheets (see Note 18 - Trade Receivables Securitization Program, to our consolidated financial statements included as part of this Annual Report on Form 10-K). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2018, 2017 and 2016 were insignificant.
Interest Rate Swap Agreements—We may use interest rate swaps as hedging instruments and record the swaps at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates.

Equity—Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2018	2017
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,278	5,226
Retained earnings	8,059	8,081
Accumulated other comprehensive income	(6,935)	(5,930)
Treasury shares, at cost (2018 and 2017—12,882,313)	(920)	(920)
Total Bunge shareholders' equity	6,173	7,148
Noncontrolling interests	205	209
Total equity	$6,378	$7,357
Total Bunge shareholders' equity was $6,173 million at December 31, 2018 compared to $7,148 million at December 31, 2017. The decrease in Bunge shareholders' equity during the year ended December 31, 2018 was primarily due to $1,090 million of cumulative translation losses and $276 million and $34 million of declared dividends to common and preferred shareholders, respectively, partially offset by $267 million net income attributable to Bunge and $99 million of unrealized gains associated with hedging activities.
Noncontrolling interest decreased to $205 million at December 31, 2018 from $209 million at December 31, 2017 primarily due to the effects of currency translation, as well as dividends paid and returns of capital to non-controlling interest holders, partially offset by income attributable to our noncontrolling interest entities.
At December 31, 2018, we had 6,899,683 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.1918 Bunge Limited common shares, based on the conversion price of $83.9096 per share, subject to certain additional anti-dilution adjustments (which represents 8,223,042 Bunge Limited common shares at December 31, 2018). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
Cash Flows
Our cash flows from operations vary depending on, among other items, the market prices and timing of the purchase and sale of our inventories. Generally, during periods when commodity prices are rising, our Agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to the purchase and sale of our inventories.
2018 Compared to 2017—In 2018, our cash and cash equivalents, and restricted cash decreased by $212 million, compared to a decrease of $333 million in 2017.
Cash used for operating activities was $1,264 million for the year ended December 31, 2018 compared to cash used for operating activities of $1,975 million for the year ended December 31, 2017. Net cash outflows from operating activities was lower for the year ended December 31, 2018, primarily due to the lower use of cash associated with beneficial interests in securitized trade receivables and higher net income during 2018, partially offset by the increased working capital requirements compared to the year ended December 31, 2017. Cash provided by (used for) operating activities for all periods presented reflects the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which changed the presentation of cash flows in relation to our trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities.

Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2018 and December 31, 2017, we recorded foreign currency losses of $139 million and $21 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gain) loss on net debt” in our consolidated statements of cash flows. This adjustment is required as these gains or losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Cash provided by investing activities was $410 million for the year ended December 31, 2018 compared to cash provided by investing activities of $1,819 million for the year ended December 31, 2017. During 2018, payments were made for capital expenditures of $493 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil and the upgrade of our crush facility in Italy, as well as other capital projects at various facilities. In addition, we acquired Loders for $908 million, net of cash acquired, and Minsa USA for $73 million, net of cash acquired. Further, payments were made for investments of $1,184 million, primarily related to deposits, treasuries and bonds in South America related to financial services, which were substantially offset by proceeds from such investments of $1,098 million. Cash provided by investing activities was primarily associated with proceeds of $1,888 million from beneficial interests in securitized trade receivables (due to the change in accounting described above), as well as cash inflows related to settlements of net investment hedges of $66 million in the year ended December 31, 2018, primarily driven by the depreciation of the Brazilian real relative to the U.S. dollar in 2018. During 2017, payments were made for capital expenditures of $662 million, primarily related to the upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business, the expansion of a crushing facility in Brazil and the upgrade of our crush facility in Italy. In addition, we acquired two oilseed processing plants in the Netherlands and France for $318 million, an edible oils business in Argentina for $26 million and an olive oil and seed oil producer in Turkey for $23 million, net of cash acquired. Additionally, we had cash outflows related to settlements of net investment hedges of $20 million, primarily driven by the appreciation of the Brazilian real relative to the US dollar in 2017, and payments for investments in affiliates relating to our G3, SB Oils and Tapajos joint ventures, as well as the acquisition of a non-controlling stake in Agricola Alvorada, a Brazilian agribusiness company during 2017. Proceeds from and payments for investments included primarily purchases and sales of short-term investments. Cash provided by investing activities was primarily associated with proceeds of $2,981 million from beneficial interests in securitized trade receivables.
Cash provided by financing activities was $631 million in the year ended December 31, 2018, compared to cash used for financing activities of $180 million for the year ended December 31, 2017. The net increase of $956 million in borrowings in 2018 was primarily related to the funding of acquisitions, financing capital expenditures and funding working capital needs. In addition, we paid dividends of $305 million to our common shareholders and holders of our convertible preference shares. In 2017, dividends paid to our common shareholders and holders of our convertible preference shares were $281 million.
2017 Compared to 2016—In 2017, our cash and cash equivalents, and restricted cash decreased by $333 million, compared to an increase of $525 million in 2016.
Cash used for our operating activities was $1,975 million for the year ended December 31, 2017, compared to cash provided by operating activities was $446 million for the year ended December 31, 2016. Net cash inflows from operating activities was lower for the year ended December 31, 2017, primarily due to lower net income, including adjustments for non-cash items, and increased working capital needs compared to the year ended December 31, 2016. Cash provided by (used for) operating activities for all periods presented reflects the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which changed the presentation of cash flows in relation to our trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate at the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2017 and December 31, 2016, we recorded foreign currency losses of $21 million and losses of $80 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gain) loss on net debt” in our consolidated statements of cash flows. This adjustment is required because the cash flow impacts of these gains or losses are non-cash items and will represent financing activities when the subsidiary repays the underlying debt and therefore will have no impact on cash flows from operations.
Cash provided by investing activities was $1,819 million for the year ended December 31, 2017 compared to $534 million for the year ended December 31, 2016. During 2017, payments were made for capital expenditures of $662 million, primarily related to the upgrade and expansion of an export terminal in the U.S., replanting of sugarcane for our industrial sugar business, the expansion of a crushing facility in Brazil and the upgrade of our crush facility in Italy. In addition, we acquired two oilseed processing plants in the Netherlands and France for $318 million, an edible oils business in Argentina for $26 million and an olive oil and seed oil producer in Turkey for $23 million, net of cash acquired. We had cash outflows related to settlements of net investment hedges of $20 million in the year ended December 31, 2017, primarily driven by the appreciation of the Brazilian real relative to the US dollar in 2017. Proceeds from and payments for investments included primarily purchases and sales of short-term investments. These payments were offset by proceeds of $2,981 million from beneficial interests in securitized trade receivables. Investments in affiliates included additional investments primarily in our G3, SB Oils and Tapajos joint ventures, as well as the acquisition of a non-controlling stake in Agricola Alvorada, a Brazilian agribusiness company. During 2016, payments were made for capital expenditures of $784 million, primarily related to replanting of sugarcane and maintenance and improvements for our industrial sugar business in Brazil, upgrade and expansion of an export terminal in the United States, construction of a wheat milling facility in Brazil, the expansion of a port facility in Ukraine and the construction of oilseed processing plants in Ukraine and Asia-Pacific. In addition, we acquired, for $34 million, Walter Rau Neusser, a vegetable oil blends producer for large-scale commercial customers, based in Germany. We had cash outflows related to settlements of net investment hedges of $375 million, primarily driven by the appreciation of the Brazilian real relative to the US dollar in 2016. Proceeds from and payments for investments included primarily purchases and sales of certain marketable securities and other short term investments. These payments were offset by proceeds of $1,458 million from beneficial interests in securitized trade receivables. Investments in affiliates in 2016 included additional investments in SB Oils and G3.
Cash used for financing activities was $180 million in the year ended December 31, 2017, compared to $488 million for the year ended December 31, 2016. Dividends paid to our common shareholders and holders of our convertible preference shares were $281 million and $257 million for the years ended December 31, 2017 and 2016, respectively. In connection with our common share repurchase program, in 2017, we did not repurchase common shares and in 2016, we purchased 3,296,230 of our common shares at a cost of $200 million.
Brazilian Farmer Credit
Background—We advance collateralized funds to counterparties (farmers and crop resellers), primarily in Brazil, to secure mostly soybean origination for our soybean processing facilities. These activities are generally intended to be short-term in nature. The ability of our counterparties to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields. As a result, these arrangements are typically secured, including by a farmer's crop and, in many cases, land and other assets. In the event of counterparty default, we generally initiate legal proceedings to recover the defaulted amounts. However, the legal recovery process through the judicial system is a long-term process, generally spanning a number of years. Additionally, we may seek to renegotiate certain terms of our contract with the defaulting supplier in order to accelerate recovery of amounts owed.
Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2017 to December 31, 2018, the Brazilian real depreciated by approximately 17%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.
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
Interest earned on secured advances to suppliers of $30 million, $44 million and $38 million for the years ended December 31, 2018, 2017 and 2016, respectively, is included in net sales in the consolidated statements of income.
The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Note 6 - Other Current Assets and Note 12 - Other Non-Current Assets, to our consolidated financial statements included as part of this Annual Report on Form 10-K for more information.

	December 31,
(US$ in millions)	2018	2017
Prepaid commodity contracts	$199	$216
Secured advances to suppliers (current)	248	406
Total (current)	447	622
Commodities not yet priced(1)	(6)	(46)
Net	441	576
Secured advances to suppliers (non-current)	162	195
Total (current and non-current)	603	771
Allowance for uncollectible amounts (current and non-current)	$(70)	$(65)

(1)	Commodities delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2018 and December 31, 2017, respectively.
Capital Expenditures
Our cash payments made for capital expenditures were $493 million, $662 million and $784 million for the years ended December 31, 2018, 2017 and 2016, respectively. We intend to make capital expenditures of approximately $550 million in 2019. Our priorities for 2019 capital expenditures are productivity, maintenance, compliance and growth projects first (where we expect to use approximately 80% of our funds allocated to capital expenditures), followed by projects related to sugar planting and associated maintenance. We intend to fund these capital expenditures primarily with cash flows from operations.
Off-Balance Sheet Arrangements
Guarantees
We have issued or were party to the following guarantees at December 31, 2018:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$288
Residual value guarantee (3)	269
Total	$557

(1)
We have issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at December 31, 2018, our potential liability was $141 million and we have recorded a $17 million obligation related to these guarantees.

(2)
We have issued guarantees to certain third parties related to performance of our unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2018, our maximum potential future payments under these guarantees was $70 million, and no obligation has been recorded related to these guarantees.

(3)
We have issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At December 31, 2018, our recorded obligation related to these guarantees was $1 million.

We have provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
In addition, we have provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by, our subsidiaries. At December 31, 2018, our consolidated balance sheet includes debt with a carrying amount of $5,011 million related to these guarantees. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.
Contractual Obligations
The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2019	2020 - 2021	2022 - 2023	2024 and thereafter
Short-term debt	$750	$750	$—	$—	$—
Long-term debt(1)	4,672	423	1,030	1,328	1,891
Variable interest rate obligations	37	21	16	—	—
Interest obligations on fixed rate debt	671	124	220	177	150
Non-cancelable lease obligations(2)	557	134	191	106	126
Capital commitments	57	57	—	—	—
Freight supply agreements(3)	686	214	231	176	65
Inventory purchase commitments	225	218	7	—	—
Power supply purchase commitments	70	59	10	1	—
Total contractual cash obligations(4)(5)	$7,725	$2,000	$1,705	$1,788	$2,232

(1)	Excludes components of long-term debt attributable to fair value hedge accounting of $29 million and deferred financing fees and unamortized premiums of $21 million.

(2)
Represents future minimum payments under non-cancelable leases with initial term of one year or more. Minimum lease payments have not been reduced by minimum sublease income receipts of $43 million due in future periods under non-cancelable subleases.

(3)
In the ordinary course of business, we enter into purchase commitments for time on ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, we sell time on these ocean freight vessels when excess freight capacity is available. These agreements range from two months to approximately seven years in the case of ocean freight vessels and approximately eight years in the case of railroad services. Actual amounts paid under these contracts may differ due to the variable components of these agreements and the amount of income earned by us on the sale of excess capacity. The railroad freight services agreements require a minimum monthly payment regardless of the actual level of freight services used by us. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of freight compared to the rates at which we have contracted for freight may affect margins on the sales of agricultural commodities.

(4)
Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2018, Bunge had tax liabilities of $120 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 - Income Taxes to our consolidated financial statements.

(5)	Does not include obligations for pension and postretirement benefits for which we expect to make employer contributions of $26 million in 2019.
In addition, we have entered into partnership agreements for the production of sugarcane. These agreements have an average remaining life of five years and cover approximately 234,000 hectares of land under cultivation. Amounts owed under these agreements are dependent on several variables including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced and the price for each kilogram of ATR as determined by Consecana, the state of São Paulo sugarcane, sugar and ethanol council. During the years ended December 31, 2018, 2017 and 2016, Bunge made payments related to these agreements of $84 million, $105 million and $89 million, respectively, for advances on future production. $56 million, $69 million and $64 million were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016, respectively.
Employee Benefit Plans
We expect to contribute $20 million to our defined benefit pension plans and $6 million to our postretirement benefit plans in 2019.
Critical Accounting Policies and Estimates
The Company's accounting policies are more fully described in Note 1 - Nature of Business, Basis of Presentation, and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. GAAP requires management to make substantial judgment or estimation in their application that may significantly affect reported amounts in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments.
Inventories and Derivatives
Our RMI, forward purchase and sale contracts on RMI, and exchange traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs. We estimate fair values of commodity inventories and forward purchase and sale contracts on these inventories based on exchange-quoted prices, adjusted for differences in local markets. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. The significant unobservable inputs for RMI and physically settled forward purchase and sale contracts relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, we use proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums and discounts in our contracts. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and cost of goods sold could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, unrealized gains and losses on derivative contracts and cost of goods sold could differ.
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
Goodwill
Goodwill is tested for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  The estimated fair value of each reporting unit is compared to the carrying value of the net assets assigned to that reporting unit. The fair value of reporting units is determined using a discounted cash flow model with estimates of future cash flows based on internal forecasts of revenues and expenses (the income approach). Estimates based on market earnings multiples of peer companies identified for the reporting unit (the market approach) may also be used, where available. Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment.
During the fourth quarter of 2018, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units were substantially in excess of each of their carrying values. However, future goodwill impairment tests could result in a charge to earnings.
Property, Plant and Equipment and Other Finite-Lived Intangible Assets
Long-lived assets include property, plant and equipment and other finite-lived intangible assets. When facts and circumstances indicate that the carrying values of property, plant and equipment assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the undiscounted projected future cash flows to be generated by such assets. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of property, plant and equipment assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our property, plant and equipment assets, changes in these factors could cause us to realize material impairment charges. We recorded impairment charges of $16 million for the year ended December 31, 2018 primarily related to the impairment of a port in Poland and various machinery and equipment in Brazil.
Contingencies
We are a party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, and have accrued our estimates of the probable costs to resolve these claims. These estimates have been developed in consultation with in-house and outside counsel and are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, see "Item 3. Legal Proceedings"
Income Taxes
We record valuation allowances to reduce our deferred tax assets to the amount that we are likely to realize. We consider projections of future taxable income and prudent tax planning strategies to assess the need for and the amount of the valuation allowances. If we determine that we can realize a deferred tax asset in excess of our net recorded amount, we decrease the valuation allowance, thereby decreasing income tax expense. Conversely, if we determine that we are unable to realize all or part of our net deferred tax asset, we increase the valuation allowance, thereby increasing income tax expense.
We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The calculation of our uncertain tax positions involves complexities in the application of intricate tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2018 and 2017, we had recorded uncertain tax positions of $120 million and $106 million, respectively, in our consolidated balance sheets. For additional information on income taxes, please refer to Note 14 - Income Taxes to our consolidated financial statements included as part of this Annual Report on Form 10-K.
On December 22, 2017, H.R. 1, commonly known as the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into U.S. law.  As a result of the Tax Act and in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), Bunge recognized a provisional tax expense of $60 million in the fourth quarter of 2017 related to the one-time transition tax (“Transition Tax”), the revaluation of deferred tax assets and liabilities, and the accrual of incremental withholding taxes on future repatriation of earnings to the United States.
In the fourth quarter of 2018, Bunge completed its analysis of the impact of the Tax Act in conjunction with filing of its 2017 U.S. income tax return, assessment of additional documentation to determine the Transition Tax, and analysis of U.S. Treasury guidance on the Tax Act. As a result, Bunge recorded a tax benefit of $26 million, primarily related to our ability to utilize additional foreign tax credits to offset future repatriation of earnings to the United States.
Recoverable Taxes
We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services and other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payment by the applicable government agencies and compensation of outstanding balances against income or certain other taxes owed to the applicable governments. At December 31, 2018 and 2017, the allowance for recoverable taxes was $37 million and $39 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
New Accounting Pronouncements
See Note 1—Nature of Business, Basis of Presentation, and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
As a result of our global activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations, but exposure limits are centrally set and monitored, operating under a global governance framework. Additionally, our Board of Directors' Finance and Risk Policy Committee oversees our global market risk governance framework, including risk management policies and limits.
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options, major financial institutions, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material. See Note 15 - Financial Instruments and Fair Value Measurements to our consolidated financial statements included as part of this Annual Report on Form 10-K for a more detailed discussion of our use of derivative instruments.
Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other OTC derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from forward cash contracts as well as OTC derivative instruments. Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through regular review of exposures and credit analysis by regional credit teams, as well as a review by global and corporate committees which monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened. This increased risk is monitored through, among other things, exposure reporting, increased communication with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk. In addition, we have limited exposures and limits in certain cases and reduced our use of non-exchange cleared derivative instruments.
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. In addition, we grow and purchase sugarcane to produce sugar, ethanol and electricity. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time to time, we have experienced instances of counterparty non-performance, as a result of significant declines in counterparty profitability under these contracts due to significant movements in commodity prices between the time the contracts were executed and the contractual forward delivery period.
We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volumetric and value-at-risk ("VaR") limits. We measure and review our net commodities position on a daily basis. We also employ stress testing techniques in order to quantify our exposures to price and liquidity risks under non-normal or event driven market conditions.
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

	Year Ended December 31, 2018		Year Ended December 31, 2017
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$2,131	$(213)	$685	$(69)
Lowest daily aggregated position value	(624)	(62)	(711)	(71)
Ocean Freight Risk
Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions, and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately seven years. We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in other current assets and other current liabilities on the consolidated balance sheets at fair value.
Energy Risk
We purchase various energy commodities such as electricity, natural gas and bunker fuel, that are used to operate our manufacturing facilities and ocean freight vessels. We produce ethanol as a part of our sugar milling operations and we also refine and produce biofuels. The energy commodities are subject to price risk. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, to manage our exposure to volatility in energy costs and market prices. These energy derivatives are included in other current assets and other current liabilities on the consolidated balance sheets at fair value.
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2018 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in other comprehensive income (loss) are foreign currency gains (losses) of $(344) million and $16 million for the years ended December 31, 2018 and 2017, respectively, related to permanently invested intercompany loans.
We have significant operations in Argentina and, up until June 30, 2018, had utilized the official exchange rate of the Argentine peso published by the Argentine government for its commercial transactions and re-measurement purposes of financial statements. Argentina has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates, requiring the Argentine government to take mitigating actions. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, our Argentine subsidiaries changed their functional currency to the U.S. Dollar. This change in functional currency did not have a material impact on our consolidated financial statements.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2018, was $5,334 million with a carrying value of $5,372 million.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at December 31, 2018 would result in a decrease of approximately $74 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at December 31, 2018 would cause an increase of approximately $63 million in the fair value of our debt.
A hypothetical 1% change in LIBOR would result in a change of approximately $39 million in our interest expense on our variable rate debt at December 31, 2018. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements. See "Risk Factors - We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business" for a discussion of certain risks related to LIBOR.
Derivative Instruments
Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap, futures and option contracts in certain of our operations to mitigate the risk from exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow or fair value hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.

We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.
Interest Rate Derivatives—Interest rate derivatives used by us as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these swap agreements may be designated as fair value hedges. The carrying amount of the associated hedged debt is also adjusted through earnings for changes in the fair value arising from changes in benchmark interest rates. We may enter into interest rate swap agreements for the purpose of managing certain of our interest rate exposures. We may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes. The impact of changes in fair value of these instruments is primarily presented in interest expense.
Commodity Derivatives—We use derivative instruments to primarily manage exposure to movements associated with agricultural commodity prices. We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities on agricultural commodity inventories and forward purchase and sale contracts but may also from time to time enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts representing the unrealized gains and/or losses on these instruments are settled daily generally through our 100% owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related RMI are included in Cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.
Ocean Freight Derivatives—We use derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of our current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives are recorded in Cost of goods sold.
Energy Derivatives—We use derivative instruments for various purposes including to manage our exposure to volatility in energy costs and our exposure to market prices in relation to the sale of biofuels. Our operations use substantial amounts of energy, including natural gas, coal and fuel oil, including bunker fuel. Changes in the fair values of energy derivatives are recorded in Cost of goods sold.
Other Derivatives—We may also enter into other derivatives, including credit default swaps and equity derivatives to manage exposure to credit risk and broader macroeconomic risks, respectively. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
For more information, see Note 15 - Financial Instruments and Fair Value Measurements to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Item 8.    Financial Statements and Supplementary Data
Our financial statements and related schedule required by this item are contained on pages F-1 through F-60 and on page E-1 included as part of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Under the supervision and with the participation of management, including our Acting Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission or COSO. We have excluded Bunge Loders Croklaan (“BLC”) from our assessment of internal control over financial reporting as of December 31, 2018 because we completed the acquisition of BLC during the 2018 fiscal year. BLC is a 70% owned subsidiary, whose total assets and total revenues excluded from our assessment of internal control over financial reporting represent 8% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Acting Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls may also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited

Opinion on Internal Control over Financial Reporting
        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018 of the Company and our report dated February 22, 2019 expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.
As described in Management's Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bunge Loders Croklaan (“BLC”), which was acquired on February 28, 2018 and whose financial statements constitute 8% and 3%, respectively, of the total assets and total revenues of consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at BLC.
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
February 22, 2019

Item 9B.    Other Information
None.
PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2017 Annual General Meeting of Shareholders.
Item 10.    Directors, Executive Officers, and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2019 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance- Board Meetings and Committees-Audit Committee," "Corporate Governance-Board Composition and Independence," "Audit Committee Report," "Corporate Governance-Corporate Governance Guidelines and Code of Conduct" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business-Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.
Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2019 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2019 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2019 Annual General Meeting of Shareholders under the captions "Corporate Governance-Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.
Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2019 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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

10.4
Guaranty, dated as of September 6, 2017, between Bunge Limited, as Guarantor, and CoBank ACB, as Administrative Agent (incorporated by reference from the Registrant’s Form 8-K filed on September 7, 2017)

10.5
Facility Agreement, dated as of December 12, 2017, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., BNP Paribas, Crédit Agricole Corporate and Investment Bank, HSBC Bank PLC and ING Bank N.V., as Arrangers, ABN AMRO Bank N.V., as Agent and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 12, 2017)

Exhibit Number		Description
10.6
Guaranty, dated as of December 12, 2017, by Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent under the Facility Agreement (incorporated by reference from the Registrant’s Form 8-K filed on December 12, 2017)

10.7
Eighth Amendment to and Restatement of the Receivables Transfer Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A. (f/k/a Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)

10.8
Ninth Amendment to the Receivables Transfer Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)

10.9
Tenth Amendment to the Receivables Transfer Agreement, dated October 11, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)

10.10
Eleventh Amendment to the Receivables Transfer Agreement, dated May 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 23, 2018)

10.11
Twelfth Amendment to the Receivables Transfer Agreement, dated October 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 23, 2018)

10.12	*
Thirteenth Amendment to the Receivables Transfer Agreement, dated January 12, 2018, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers

10.13	*
Fourteenth Amendment to the Receivables Transfer Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers

10.14
Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's form 10-K filed on February 28, 2017)

10.15
Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.16
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.17
Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

Exhibit Number	Description
++10.18
U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.19
First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.20
Second Amendment to the U.S. Receivables Purchase Agreement, dated June 30, 2016, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Koninklijke Bunge B.V., as Seller Agent, Bunge North America Capital, Inc., as the Buyer, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)

++10.21
U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.22
First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.23
Revolving Credit Agreement, dated May 1, 2018, among Bunge Limited Finance Corp., as Revolving Borrower, Sumitomo Mitsui Banking Corporation, as Revolving Administrative Agent, and certain Revolving Lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on May 3, 2018)

10.24
Guaranty, dated May 1, 2018, by Bunge Limited, as Guarantor, to Sumitomo Mitsui Banking Corporation, as Revolving Administrative Agent for the benefit of the Revolving Administrative agent and the Revolving Lenders (incorporated by reference from the Registrant’s Form 8-K filed on May 3, 2018)

10.25
Framework Agreement, dated May 1, 2018, among Bunge Limited, Bunge Limited Finance Corp., as Revolving Borrower, the Pre-Export Borrowers party thereto, Sumitomo Mitsui Banking Corporation, as Revolving Administrative Agent and Pre-Export Administrative Agent, certain Revolving Lenders party thereto and certain Pre-Export Lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on May 3, 2018)

10.26
Second Amended and Restated Pre-Export Facility Agreement, dated August 1, 2018, among the Pre-Export Borrowers party thereto, the Pre-Export Lenders party thereto, Sumitomo Mitsui Banking Corporation, as Pre-Export Administrative Agent, and Banco Rabobank International Brasil S.A., as Pre-Export Collateral Agent (incorporated by reference to the Pre-Export Facility Agreement from the Registrant’s Form 8-K filed on May 3, 2018) NTD: While the original Amended and Restated Pre-Export Facility Agreement was included in the May 3, 2018 Form 8-K, it was determined that the Second Amended and Restated Pre-Export Facility Agreement dated August 1, 2018 was not material.

10.27
Thirteenth Amended and Restated Liquidity Agreement, dated as of December 14, 2018, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed December 17, 2018)

10.28	Annex X, dated as of December 14, 2018 (incorporated by reference from the Registrant's Form 8-K filed on December 17, 2018)
10.29
Ninth Amended and Restated Guaranty, dated as of December 14, 2018, by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, in its capacity as Letter of Credit Agent, and the Letter of Credit Banks named therein (incorporated by reference from the Registrant's Form 8-K filed on December 17, 2018)

10.30
Revolving Credit Agreement, dated as December 14, 2018, among Bunge Limited Finance Corp., as Borrower, Citibank, N.A., as Syndication Agent, BNP Paribas, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on December 17, 2018)

10.31
Guaranty, dated as of December 14, 2018, by Bunge Limited, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent under the Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on December 17, 2018)

10.32	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.33	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)

Exhibit Number	Description
10.34	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 11, 2014)
10.35	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.36	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.37
Form of Performance Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)

10.38	Bunge Limited 2016 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 15, 2016)
10.39	Form of Global Stock Option Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.40
Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to pro rata vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)

10.41
Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to cliff vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)

10.42	Form of Global Performance Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.43	Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 13, 2017)
10.44
Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 23, 2018

10.45	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)

Exhibit Number		Description
10.46		Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.47		Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.48		Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.49		Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.50		Description of Non-Employee Directors' Compensation (effective as of January 1, 2014)
10.51		Offer Letter, dated as of June 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.52		Offer Letter, dated as of September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.53		Employment Agreement, dated as of February 6, 2013, between Bunge Limited and Soren Schroder (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
10.54		Offer Letter, dated as of December 7, 2016, for Thomas Boehlert (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.55		Form of Executive Change of Control Agreement (incorporated by reference from the Registrant’s Form 10-Q filed November 1, 2017)
10.56	*	Separation Agreement, dated as of December 13, 2018, between Bunge Limited and Soren Schroder
10.57		Cooperation Agreement, dated October 31, 2018 by and among Bunge Limited, Continental Grain Company and Paul Fribourg (incorporated by reference from the Registrant's Form 8-K filed October 31, 2018)
10.58
Cooperation Agreement, dated October 31, 2018 by and among Bunge Limited, D.E. Shaw Valence Portfolios, L.L.C and D. E. Shaw Oculus Portfolios, L.L.C. (incorporated by reference from the Registrant's Form 8-K filed October 31, 2018)

21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Limited's Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	*	Certification of Bunge Limited's Acting Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101	*
The following financial information from Bunge Limited's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity, (v) the Notes to the Consolidated Financial Statements and (vi) Schedule II—Valuation and Qualifying Accounts

*	Filed herewith.
++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2016
Allowances for doubtful accounts(a)	$210	45	15	(58)	(c)	$212
Allowances for secured advances to suppliers	$42	1	9	(2)		$50
Allowances for recoverable taxes	$32	162	1	(160)		$35
Income tax valuation allowances	$798	(44)	85	—		$839
FOR THE YEAR ENDED DECEMBER 31, 2017
Allowances for doubtful accounts(a)	$212	42	(1)	(70)	(c)	$183
Allowances for secured advances to suppliers	$50	20	—	(5)		$65
Allowances for recoverable taxes	$35	12	(1)	(7)		$39
Income tax valuation allowances	$839	43	18	—		$900
FOR THE YEAR ENDED DECEMBER 31, 2018
Allowances for doubtful accounts(a)	$183	56	(18)	(36)	(c)	$185
Allowances for secured advances to suppliers	$65	21	(10)	(6)		$70
Allowances for recoverable taxes	$39	6	(5)	(3)		$37
Income tax valuation allowances	$900	114	(98)	(150)		$766

(a)	Includes allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)	Consists primarily of foreign currency translation adjustments.

(c)	Include write-offs of uncollectible accounts and recoveries.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited
Opinion on the Financial Statements
        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bunge Limited and subsidiaries as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 22, 2019
We have served as the Company's auditor since 2002.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$45,743	$45,794	$42,679
Cost of goods sold	(43,477)	(44,029)	(40,269)
Gross profit	2,266	1,765	2,410
Selling, general and administrative expenses	(1,423)	(1,437)	(1,284)
Interest income	31	38	51
Interest expense	(339)	(263)	(234)
Foreign exchange gains (losses)	(101)	95	(8)
Other income (expense)—net	48	40	10
Gain (loss), net on disposition of equity interests/subsidiaries	(26)	9	122
Equity investment impairments	—	(17)	(59)
Goodwill and intangible impairments	—	—	(12)
Income (loss) from continuing operations before income tax	456	230	996
Income tax (expense) benefit	(179)	(56)	(220)
Income (loss) from continuing operations	277	174	776
Income (loss) from discontinued operations, net of tax	10	—	(9)
Net income (loss)	287	174	767
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(20)	(14)	(22)
Net income (loss) attributable to Bunge	267	160	745
Convertible preference share dividends and other obligations	(34)	(34)	(36)
Net income (loss) available to Bunge common shareholders	$233	$126	$709
Earnings (loss) per common share—basic (Note 24)
Net income (loss) from continuing operations	$1.58	$0.90	$5.13
Net income (loss) from discontinued operations	0.07	—	(0.06)
Net income (loss) attributable to Bunge common shareholders	$1.65	$0.90	$5.07
Earnings (loss) per common share—diluted (Note 24)
Net income (loss) from continuing operations	$1.57	$0.89	$5.07
Net income (loss) from discontinued operations	0.07	—	(0.06)
Net income (loss) attributable to Bunge common shareholders	$1.64	$0.89	$5.01
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$287	$174	$767
Other comprehensive income (loss):
Foreign exchange translation adjustment (1)	(1,125)	203	713
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $1, $(1), and nil	99	(105)	(305)
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil, $(1), and nil	—	2	—
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $2, $2, and nil	2	(41)	(11)
Pension adjustment, net of tax (expense) benefit of $4, $(4), and $4	(16)	5	(11)
Total other comprehensive income (loss)	(1,040)	64	386
Total comprehensive income (loss)	(753)	238	1,153
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	14	(30)	(26)
Total comprehensive income (loss) attributable to Bunge	$(739)	$208	$1,127
(1) 2018 Includes the release of cumulative translation adjustments upon the disposition of the Company's foreign subsidiaries and equity-method investments of $29 million, which is recorded in Other income (expense) - net in the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$389	$601
Trade accounts receivable (less allowances of $113 and $107) (Note 18)	1,637	1,501
Inventories (Note 5)	5,871	5,074
Other current assets (Note 6)	3,171	3,227
Total current assets	11,068	10,403
Property, plant and equipment, net (Note 7)	5,201	5,310
Goodwill (Note 8)	727	515
Other intangible assets, net (Note 9)	697	323
Investments in affiliates (Note 11)	451	461
Deferred income taxes (Note 14)	458	516
Time deposits under trade structured finance program (Note 4)	—	315
Other non-current assets (Note 12)	823	1,028
Total assets	$19,425	$18,871
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 16)	$750	$304
Current portion of long-term debt (Note 17)	419	15
Letter of credit obligations under trade structured finance program (Note 4)	—	315
Trade accounts payable (includes $441 and $583 carried at fair value)	3,501	3,395
Other current liabilities (Note 13)	2,502	2,186
Total current liabilities	7,172	6,215
Long-term debt (Note 17)	4,203	4,160
Deferred income taxes (Note 14)	356	223
Other non-current liabilities	892	916
Commitments and contingencies (Note 21)
Redeemable noncontrolling interests (Note 22)	424	—
Equity (Note 23):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2018—6,899,683 shares and 2017—6,899,700 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding: 2018—141,111,081 shares, 2017—140,646,829 shares	1	1
Additional paid-in capital	5,278	5,226
Retained earnings	8,059	8,081
Accumulated other comprehensive income (loss) (Note 23)	(6,935)	(5,930)
Treasury shares, at cost—2018 and 2017—12,882,313 shares	(920)	(920)
Total Bunge shareholders' equity	6,173	7,148
Noncontrolling interests	205	209
Total equity	6,378	7,357
Total liabilities and equity	$19,425	$18,871
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$287	$174	$767
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	18	52	87
Foreign exchange (gain) loss on net debt	139	21	80
(Gain) loss on disposition of equity interests/subsidiaries	26	(9)	(122)
Bad debt expense	64	28	13
Depreciation, depletion and amortization	622	609	547
Share-based compensation expense	46	29	44
Deferred income tax expense (benefit)	6	(23)	126
Other, net	20	24	15
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(110)	95	(131)
Inventories	(1,107)	(130)	(269)
Secured advances to suppliers	41	172	38
Trade accounts payable	335	25	708
Advances on sales	22	11	36
Net unrealized gain (loss) on derivative contracts	145	105	(84)
Margin deposits	(106)	(5)	199
Recoverable and income taxes, net	84	(78)	(178)
Accrued liabilities	1	25	(148)
Marketable Securities	52	(128)	76
Beneficial interest in securitized trade receivables	(1,909)	(3,001)	(1,466)
Other, net	60	29	108
Cash provided by (used for) operating activities	(1,264)	(1,975)	446
INVESTING ACTIVITIES
Payments made for capital expenditures	(493)	(662)	(784)
Acquisitions of businesses (net of cash acquired)	(981)	(369)	(34)
Proceeds from investments	1,098	961	802
Payments for investments	(1,184)	(944)	(553)
Settlement of net investment hedges	66	(20)	(375)
Proceeds from interest in securitized trade receivables	1,888	2,981	1,458
Proceeds from disposals of property, plant and equipment	1	16	27
Payments for investments in affiliates	(4)	(126)	(40)
Other, net	19	(18)	33
Cash provided by (used for) investing activities	410	1,819	534
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	286	18	(206)
Proceeds from short-term debt with maturities greater than 90 days	453	248	428
Repayments of short-term debt with maturities greater than 90 days	(253)	(224)	(477)
Proceeds from long-term debt	10,732	9,054	10,396
Repayments of long-term debt	(10,262)	(9,010)	(10,080)
Proceeds from the exercise of options for common shares	11	59	—
Repurchases of common shares	—	—	(200)
Dividends paid to preference shareholders	(34)	(34)	(34)
Dividends paid to common shareholders	(271)	(247)	(223)
Dividends paid to noncontrolling interests	(8)	(16)	(25)
Capital contributions (return of capital) from noncontrolling interests, net	(4)	(5)	(10)
Acquisition of noncontrolling interest	—	—	(39)
Other, net	(19)	(23)	(18)
Cash provided by (used for) financing activities	631	(180)	(488)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	11	3	33
Net increase (decrease) in cash and cash equivalents, and restricted cash	(212)	(333)	525
Cash and cash equivalents, and restricted cash - beginning of period	605	938	413
Cash and cash equivalents, and restricted cash - end of period	$393	$605	$938
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2016	$37	6,900,000	$690	142,483,467	$1	$5,105	$7,725	$(6,360)	$(720)	$211	$6,652
Net income (loss)	1	—	—	—	—	—	745	—	—	22	767
Accretion of noncontrolling interests	2	—	—	—	—	(2)	—	—	—	—	(2)
Other comprehensive income (loss)	(1)	—	—	—	—	—	—	382	—	4	386
Dividends on common shares	—	—	—	—	—	—	(228)	—	—	—	(228)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(25)	(25)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(6)	(6)
Acquisition of Noncontrolling interest	(39)	—	—	—	—	(2)	—	—	—	19	17
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(26)	(26)
Share-based compensation expense	—	—	—	—	—	44	—	—	—	—	44
Repurchase of common shares	—	—	—	(3,296,230)	—	—	—	—	(200)	—	(200)
Issuance of common shares	—	—	—	313,625	—	(2)	—	—	—	—	(2)
Balance, December 31, 2016	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343
Net income (loss)	—	—	—	—	—	—	160	—	—	14	174
Other comprehensive income (loss)	—	—	—	—	—	—	—	48	—	16	64
Dividends on common shares	—	—	—	—	—	—	(253)	—	—	—	(253)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(5)	(5)
Share-based compensation expense	—	—	—	—	—	29	—	—	—	—	29
Issuance of (conversion to) common shares	—	(300)	—	1,145,967	—	54	—	—	—	—	54
Balance, December 31, 2017	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
Net income (loss)	1	—	—	—	—	—	267	—	—	19	286
Other comprehensive income (loss)	(27)	—	—	—	—	—	—	(1,005)	—	(8)	(1,013)
Dividends on common shares	—	—	—	—	—	—	(276)	—	—	—	(276)
Dividends on preference shares	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of Noncontrolling interest	450	—	—	—	—	—	—	—	—	—	—
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(3)	(3)
Share-based compensation expense	—	—	—	—	—	46	—	—	—	—	46
Impact of new accounting standards (1)	—	—	—	—	—	—	21	—	—	—	21
Issuance of (conversion to) common shares	—	(17)	—	464,252	—	6	—	—	—	—	6
Balance, December 31, 2018	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
(1) See Note 1 for further details

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Bunge Limited, a Bermuda company, together with its consolidated subsidiaries and variable interest entities ("VIEs") in which it is considered the primary beneficiary, through which its businesses are conducted (collectively "Bunge" or "the Company"), is a leading global agribusiness and food company. Bunge's common shares trade on the New York Stock Exchange under the ticker symbol "BG." Bunge operates in five reportable segments: Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer.
Agribusiness—Bunge's Agribusiness segment is an integrated, global business involved in the purchase, storage, transport, processing and sale of agricultural commodities and commodity products. Bunge's agribusiness operations and assets are located in North America, South America, Europe and Asia-Pacific with merchandising and distribution offices throughout the world.
Bunge's Agribusiness segment also participates in related financial activities, such as offering trade structured finance, which leverages its international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities, trading of foreign exchange and other financial instruments and investing in start-up and high growth companies through its corporate venture capital unit.
Edible Oil products—Bunge's Edible Oil Products segment produces and sells edible oil products, such as packaged and bulk oils and fats, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process, as well as refines and fractionates palm oil, palm kernel oil, coconut oil, and shea butter. Bunge's edible oil products operations are located in North America, South America, Europe and Asia-Pacific.
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
Sugar and Bioenergy—Bunge's Sugar and Bioenergy segment includes its sugar and ethanol production in Brazil, and corn-based ethanol production investments. This segment is an integrated business involved in the growing and harvesting of sugarcane primarily from land managed through agricultural partnership agreements and additional sourcing of sugarcane from third parties to be processed at its eight mills in Brazil to produce sugar, ethanol and electricity. The Sugar and Bioenergy segment also sells sugar and ethanol in both Brazilian domestic and export markets.
Fertilizer—Bunge's Fertilizer segment operates in Argentina, Uruguay and Paraguay, where it produces, blends and distributes a range of liquid and dry NPK fertilizers, including nitrogen-based liquid and solid phosphate fertilizers. Bunge's operations in Argentina are closely linked to its grain origination activities as it supplies fertilizer to producers who supply the Company with grain. This segment also includes port operations in Brazil.
Basis of Presentation—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accounting policies used to prepare these financial statements are the same as those used to prepare the consolidated financial statements in prior years except as described in these notes or for the adoption of new standards as outlined below.
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
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Bunge, its subsidiaries and VIEs in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge exercises control. Equity investments in which Bunge has the ability to exercise significant influence but does not control are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for at cost, or fair value if that is readily determinable. Intercompany accounts and transactions are eliminated. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest, defined as (a) the power to direct the activities of a VIE that most significantly impact the VIE's business and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

significant to the VIE's operations. Performance of that analysis requires the exercise of judgment. The VIE and consolidation assessments are revisited upon the occurrence of relevant reconsideration events.
Noncontrolling interests in subsidiaries related to Bunge's ownership interests of less than 100% are reported as Noncontrolling interests or Redeemable noncontrolling interests in the consolidated balance sheets. The noncontrolling ownership interests in Bunge's earnings, net of tax, is reported as Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of income.
Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires Bunge to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.
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
Bunge has significant operations in Argentina and, up until June 30, 2018, it had utilized the official exchange rate of the Argentine peso published by the Argentine government for its commercial transactions and remeasurement purposes of financial statements. Argentina has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates, requiring the Argentine government to take mitigating actions. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, Bunge's Argentine subsidiaries changed their functional currency to the U.S. Dollar. This change in functional currency did not have a material impact on Bunge's consolidated financial statements.
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
Under this guidance, a class of receivables is considered impaired, based on current information and events, if Bunge determines it probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income is suspended once the borrower defaults on the originally scheduled delivery of agricultural commodities as the

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

collection of future income is determined not to be probable. No additional interest income is accrued from the point of default until ultimate recovery, at which time amounts collected are credited first against the receivable and then to any unrecognized interest income.
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
Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables (see Note 15). Additionally, commodity contracts relating to forward sales of commodities in the Company’s Agribusiness segment, such as soybeans, soybean meal and oil, corn and wheat, are accounted for as derivatives at fair value under ASC 815 (see Revenue Recognition below).
Generally, derivative instruments are recorded at fair value in other current assets or other current liabilities in Bunge's consolidated balance sheets. Bunge assesses at the inception of a hedge whether any derivatives designated as hedges are highly effective in offsetting changes in the hedged items and, on an ongoing basis, qualitatively monitors whether that assertion is still met. The changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified to earnings when the hedged cash flows affect earnings or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments and non-derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. When using forward derivative contracts as hedging instruments in a net investment hedge, all changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.
Marketable Securities and Other Short-Term Investments—Bunge classifies its marketable debt securities and short-term investments as available-for-sale, held-to-maturity or trading. Available-for-sale debt securities are reported at fair value with unrealized gains (losses) included in accumulated other comprehensive income (loss). Held-to-maturity debt investments represent financial assets in which Bunge has the intent and ability to hold to maturity. Debt trading securities and all equity securities are recorded at fair value and are bought and held principally for selling them in the near term and therefore held for only a short period of time, with all gains (losses) included in net income (loss). Bunge monitors its held-to-maturity investments for impairment periodically and recognizes an impairment charge when the decline in fair value of an investment is judged to be other than temporary.
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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Other Intangible Assets—Finite lived intangible assets include primarily trademarks, customer relationships and lists, port facility usage rights, and patents that are amortized on a straight-line basis over their contractual or legal lives (see Note 9) or their estimated useful lives where such lives are not determined by law or contract.
Impairment of Property, Plant and Equipment and Finite Lived Intangible Assets—Bunge reviews its property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Bunge bases its evaluation of recoverability on such indicators as the nature, future economic benefits, and geographic locations of the assets, historical or future profitability measures, and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge evaluates potential impairment using undiscounted estimated future cash flows. If such undiscounted future cash flows during the asset's remaining useful life are below its carrying value, a loss is recognized for the shortfall, measured by the present value of the estimated future cash flows or by third-party appraisals. Bunge records impairments related to property, plant and equipment and finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. Any impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income (see Note 10).
Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Investments in Affiliates—Bunge has investments in various unconsolidated joint ventures accounted for using the equity method or cost method. Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. (see Note 10 and 11).
Revenue Recognition—The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). Additional information about the Company’s revenues can be found in Note 19.
Revenue from commodity contracts (ASC 815) - Revenue from commodity contracts primarily relates to forward sales of commodities in the Company’s Agribusiness segment, such as soybeans, soybean meal and oil, corn and wheat, which are accounted for as derivatives at fair value under ASC 815. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g. the price of soybeans), a notional amount (e.g. metric tons), no initial net investment and can be net settled since the commodity is readily convertible to cash. Bunge does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts. Certain of the Company’s sales in its Edible Oil Products, Milling

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Products, and Sugar and Bioenergy segments also qualify as derivatives, primarily sales of commodities like bulk soybean and canola oil, and sugar.

Revenue from commodity contracts is recognized in Net sales for the contracted amount when the contracts are settled at a point in time by transferring control of the commodity to the customer, similarly to revenue recognized from contracts with customers under ASC 606.  From inception through settlement, these forward sales arrangements are recorded at fair value under ASC 815 with unrealized gains and losses recognized in Cost of goods sold and carried on the consolidated balance sheet as Current assets (see Note 6) or Current liabilities (see Note 13), respectively. Further information about the fair value of these contracts is presented in the Note 15.

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

Warranties provided to customers are primarily assurance-type warranties on the fitness of purpose and merchantability of the Company’s goods and services. The Company does not provide service-type warranties to customers.

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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $15 million, $20 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively.
New Accounting Pronouncements—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new provisions, all lessees will be reported on the balance sheet as a right-of-use asset and a liability for the obligation to make payments except for leases with a term of 12 months or less. The standard is effective for Bunge starting January 1, 2019. During 2018, the FASB issued additional implementation guidance and practical expedients in ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. Bunge has elected the amended transition approach provided by ASU 2018-11, which allows entities to apply the guidance as of the date of initial application. Upon adoption the Company expects to record new right-of-use assets and lease liabilities associated with operating leases of approximately $930 million and $900 million, respectively. The Company does not expect significant impacts to its consolidated statement of comprehensive income, consolidated statement of cash flows, or consolidated statement of changes in equity and redeemable noncontrolling interests.
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

Recently Adopted Accounting Pronouncements—In May 2014, the FASB amended ASC (Topic 605) Revenue Recognition and created ASC (Topic 606), Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB issued additional implementation guidance and practical expedients in ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to improve the guidance. The Company adopted the standard on January 1, 2018 under the modified retrospective approach, applying it only to contracts open as of that date. The impact of adopting the standard has not resulted in a change in accounting treatment for any of the Company’s revenue streams, except for ocean freight voyage charter services. Under ASC 605, the Company recognized revenue and the related cost of goods sold upon loading of the goods onto the vessel, which generally coincides with receipt of payment by the customer. Under ASC 606, the revenue and the related cost of goods sold will instead be recognized over time as the voyages occur and the related expenses are incurred, respectively. As a result of this change in timing, the adoption of the standard resulted in a cumulative-effect adjustment to opening retained earnings that was not material.

Upon the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities, the Company has made a cumulative effect adjustment to reclassify the unrealized

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

gains/(losses) of equity investments classified as available for sale from accumulated other comprehensive income (loss) to opening retained earnings that was not material.

Upon the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), the Company has changed its presentation of cash flows in relation to the Company’s trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities. This ASU has been applied retrospectively and as a result, $2,981 million and $1,458 million have been reclassified from cash provided by (used for) operating activities to cash provided by (used for) investing activities in the consolidated statement of cash flows for the years ended December 31, 2017 and 2016, respectively. See Note 18 for additional information on the trade receivables securitization program.

Subsequent to the Company's initial adoption of ASU 2016-15, additional interpretative guidance was released by the SEC in the third quarter of 2018 that clarifies the method to be used for calculating the cash received from payments on the deferred purchase price. This additional guidance indicated that an entity must evaluate daily transaction activity to calculate the value of cash received from payments on the deferred purchase price. The company has applied this guidance on a retrospective basis, effective with the Form 10-Q for the quarterly period ended September 30, 2018, which resulted in additional reclassification of cash inflows from operating activities to cash inflows from investing activities.

Upon the adoption of ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force), the Company has changed the way it presents restricted cash in the statement of cash flows. Effective for 2018, and all prior periods presented, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sums to the total of the same such amounts shown in the consolidated statement of cash flows.

	December 31,
(US$ in millions)	2018	2017	2016
Cash and cash equivalents	$389	$601	$934
Restricted cash included in other current assets	4	4	4
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$393	$605	$938

Upon the adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company has changed the presentation of net periodic benefit cost related to its employer sponsored defined benefit plans and other postretirement benefits. Effective for 2018 and all prior periods presented, service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost are now presented separately in Other income (expense), net. The reclassifications associated with the adoption of this ASU did not have a material impact on Bunge's consolidated financial statements.
2. GLOBAL COMPETITIVENESS PROGRAM
In July 2017, Bunge announced a comprehensive global competitiveness program to improve its cost position and deliver increased value to shareholders (the “Global Competitiveness Program” or "GCP"). When fully implemented, the GCP is expected to reduce the Company’s overhead costs by approximately $250 million annually. The Company identified key elements of its strategy to meet this goal, including adopting a zero-based budgeting process that will target excess costs in specific budget categories and improving efficiency and scalability by simplifying organizational structures, streamlining processes and consolidating back office functions globally. As part of the GCP, Bunge offered a voluntary early retirement program to certain U.S. based salaried employees. Costs associated with the early retirement program are reflected in severance and other employee benefit costs for the year ended December 31, 2017. In conjunction with the GCP, the Company has implemented other cost reduction and strategic initiatives to enhance the efficiency and performance of the Company’s business.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth, by type and segment, the costs recorded for the GCP and other associated initiatives:

	Year Ended December 31,
	2018				2017
(US$ in millions)	Severance and Other Employee Benefit Costs	Consulting and Professional Services	Other Program Costs	Total Program Costs	Severance and Other Employee Benefit Costs	Consulting and Professional Services	Other Program Costs	Total Program Costs
Agribusiness Segment	$15	$18	$6	$39	$39	$10	$—	$49
Edible Oils Segment	2	4	1	7	12	4	—	16
Milling Segment	1	3	—	4	6	1	—	7
Sugar and Bioenergy Segment	2	4	1	7	1	3	—	4
Fertilizer Segment	2	1	—	3	1	—	—	1
Total	$22	$30	$8	$60	$59	$18	$—	$77
In addition to the above charges, for the year ended December 31, 2017, $13 million of severance and other employee benefit costs were recorded related to other industrial productivity initiatives. For the year ended December 31, 2018 and 2017 costs recorded above, $9 million and $35 million, respectively, were recorded in Cost of goods sold and $51 million and $55 million, respectively, were recorded in Selling, general and administrative expenses.

Bunge's liability associated with the GCP and other associated initiatives is primarily comprised of accruals for severance and other employee benefit costs. The following table sets forth the activity affecting the liability for severance and other employee benefit costs related to the GCP and other associated initiatives, which is recorded in "Other current liabilities" on the consolidated balance sheet.

(US$ in millions)	Severance and Other Employee Benefit Costs
Balance at December 31, 2016	$—
Charges incurred	72
Cash payments	(17)
Pension liability (1)	(10)
Balance at December 31, 2017	$45
Charges incurred	22
Cash payments	(64)
Balance at December 31, 2018	$3

(1)    Included in severance and other employee benefit costs for the year ended December 31, 2017 is approximately $10 million of additional pension expense incurred as part of the voluntary early retirement program. This amount is accrued with the total Bunge pension liability in "Other noncurrent liabilities" in the consolidated balance sheet.

In addition to the cash charges described above, the Company's restructuring initiatives may include the sale or disposal of long-lived assets and rationalization of certain investments. As Bunge continues to review its opportunities, certain charges may be recorded in earnings, including charges related to the disposal of assets or investments. For the year ended December 31, 2018 and 2017, $39 million and $45 million, respectively, of such charges have been incurred. See Note 10 for additional details of these and other impairment charges.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3. BUSINESS ACQUISITIONS AND DISPOSTIONS
Acquisitions
On March 1, 2018 ("the acquisition date"), Bunge acquired a 70% ownership interest in IOI Loders Croklaan ("Loders") from IOI Corporation Berhad ("IOI") for $980 million in cash. The transaction expands Bunge's value-added capabilities, reach, and scale across core geographies to establish Bunge as a global leader in business-to-business (or "B2B") oil solutions. The Loders portfolio includes a full range of palm and tropical oil-derived products with strength in confectionery, bakery and infant nutrition applications.
The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date, as included in Bunge's consolidated balance sheet:

(US$ in millions)
Cash and cash equivalents	$82
Accounts receivable	146
Inventories	406
Other current assets	66
Property, plant and equipment	411
Intangible assets	464
Goodwill	242
Total assets	1,817
Accounts payable	(109)
Other current liabilities	(100)
Deferred income taxes	(143)
Noncurrent liabilities	(35)
Total liabilities	(387)
Redeemable noncontrolling interest	(450)
Net assets acquired	$980
The $242 million of goodwill recognized was assigned to the Edible Oil Products segment. The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of Loders. None of the goodwill is expected to be deductible for income tax purposes.
The fair value of the identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all the expected future cash flows either using the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows, and the assessment of the intangible asset’s life cycle, as well as other factors.
The following table provides the details of intangible assets acquired, by major class and weighted average useful life:

(US$ in millions)	Useful life
Customer relationships	15 years	$265
Intellectual property	10 years	120
Trade names	15 years	51
Favorable leases	38 years	26
Other	various	2
Total intangible assets		$464

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value in the opening balance sheet of the 30% redeemable noncontrolling interest in Loders was estimated to be $450 million. The fair value was estimated based on 30% of the total equity value of Loders based on the transaction price for the 70% stake in Loders, considering the cash paid and the value of the put/call provisions. See Note 22 for more information related to this redeemable noncontrolling interest.
Since March 1, 2018, goodwill decreased by $21 million related to post-closing adjustments to the purchase price.
The amounts of revenue and earnings of Loders included in Bunge's consolidated statement of income from the acquisition date to December 31, 2018 is as follows:

(US$ in millions)
Net sales	$1,331
Income (loss) from continuing operations	$3
The following represents the unaudited supplemental pro forma results of the combined entity as if Loders was acquired on January 1, 2017:

	Year Ended December 31,
(US$ in millions)	2018	2017
Net sales	$46,047	$47,588
Income (loss) from continuing operations	$298	$129
The supplemental pro forma amounts for income from continuing operations above have been adjusted to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2017. Additionally, these amounts were also adjusted to reflect additional interest expense on the $1 billion of senior notes issued in connection with the acquisition, as if such issuance occurred on January 1, 2017. Supplemental pro forma income from continuing operations for the year ended December 31, 2018 was also adjusted to exclude $19 million of acquisition and integration related costs incurred in 2018, while 2017 supplemental pro forma income from continuing operations was adjusted to include these charges.
Supplemental pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
Other acquisitions
On January 30, 2018, Bunge acquired Minsa Corporation ("Minsa USA") for $75 million. As a result of the transaction, Bunge acquired two corn mills in the United States. The purchase price allocation resulted in $37 million allocated to property, plant and equipment, $20 million to finite-lived intangible assets, $(1) million to other net assets and liabilities, and $19 million to goodwill, all recorded in the Milling Products segment.
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
Dispositions
On November 30, 2016, Bunge closed on the disposition of a 50% ownership interest in its Terminal Fronteira Norte Logistica S.A. port terminal ("TFN") in Brazil to Amaggi Exportaçao E Importaçao Ltda. for total consideration in cash of approximately $145 million, which resulted in a gain of $90 million. As a result of this transaction, Bunge accounted for its remaining 50% interest in the TFN joint venture as an equity method investment.
On November 30, 2016, Bunge and Wilmar International Limited ("Wilmar") completed the formation of a joint venture in Vietnam in which Wilmar will invest into Bunge's crush operations in Vietnam, creating a three-party joint venture with

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bunge and Wilmar as equal 45% shareholders and Quang Dung, a leading soybean meal distributor in Vietnam, retaining its existing 10% stake in the operations. Bunge received $33 million cash in consideration for its 45% share of interest in Bunge's crush operations. This transaction resulted in a gain of $30 million. As a result of this transaction, Bunge accounted for the joint venture as an equity method investment.
4. TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the years ended December 31, 2018 and 2017, net returns from these activities were $30 million and $33 million, respectively, and were included as a reduction of cost of goods sold in the accompanying consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”) (each based on an underlying commodity trade flow) from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements. The assets and liabilities related to the program are reflected in the consolidated balance sheets as Time deposits under trade structured finance program and Letter of credit obligations under trade structured finance program, respectively. The fair values approximated the carrying amount of the related financial instruments and are all Level 2 measurements.
As of December 31, 2018 and 2017, receivables and trade payables of nil and $1,196 million, respectively, and time deposits and LCs of $4,729 million and $6,321 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At December 31, 2018 and 2017, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.76% and 2.98%, respectively. During the years ended December 31, 2018, 2017 and 2016, total net proceeds from issuances of LCs were $4,657 million, $8,174 million and $7,191 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
5. INVENTORIES
Inventories by segment are presented below. Readily marketable inventories (“RMI”) are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat, carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. All other inventories are carried at lower of cost or net realizable value.

	December 31,
(US$ in millions)	2018	2017
Agribusiness(1)	$4,551	$4,022
Edible Oil Products(2)	742	458
Milling Products	220	196
Sugar and Bioenergy(3)	280	333
Fertilizer	78	65
Total	$5,871	$5,074

(1)
Includes RMI of $4,365 million and $3,865 million at December 31, 2018 and 2017, respectively. Of these amounts $3,300 million and $2,694 million can be attributable to merchandising activities at December 31, 2018 and 2017, respectively.

(2)	Includes RMI of $88 million and $115 million at December 31, 2018 and 2017, respectively.

(3)
Includes RMI of $79 million and $76 million at December 31, 2018 and 2017, respectively. Of these amounts, $74 million and $73 million can be attributable to merchandising activities at December 31, 2018 and 2017, respectively.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. OTHER CURRENT ASSETS
Other current assets consist of the following:

	December 31,
(US$ in millions)	2018	2017
Unrealized gains on derivative contracts, at fair value	$1,071	$910
Prepaid commodity contracts (1)	253	282
Secured advances to suppliers, net (2)	257	412
Recoverable taxes, net	500	488
Margin deposits	348	258
Marketable securities, at fair value and other short-term investments	162	213
Deferred purchase price receivable, at fair value (3)	128	107
Income taxes receivable	102	192
Prepaid expenses	165	125
Other	185	240
Total	$3,171	$3,227

(1)	Prepaid commodity contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or operational risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $1 million and $1 million at December 31, 2018 and December 31, 2017, respectively. Interest earned on secured advances to suppliers of $30 million, $44 million and $38 million, for the years ended December 31, 2018, 2017 and 2016, respectively, is included in net sales in the consolidated statements of income.

(3)	Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge's accounts receivables sales program (see Note 18).
Marketable Securities and Other Short-Term Investments—Bunge invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a summary of amounts recorded in the consolidated balance sheets for marketable securities and other short-term investments.

	December 31,
(US$ in millions)	2018	2017
Foreign government securities	$55	$145
Corporate debt securities	91	59
Certificate of deposits/time deposits	15	—
Other	1	9
Total marketable securities and other short-term investments	$162	$213
As of December 31, 2018, total marketable securities and other short-term investments includes $144 million that are recorded at fair value and $18 million as other short-term investments. As of December 31, 2017, total marketable securities and other short-term investments includes $3 million of assets classified as available for sale, $209 million, as trading and $1 million as other short-term investments. Due to the short-term nature of these investments, carrying value approximates fair value.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2018	2017
Land	$403	$390
Biological assets	663	709
Buildings	2,139	2,116
Machinery and equipment	5,664	5,601
Furniture, fixtures and other	581	579
Construction in progress	435	517
Gross book value	9,885	9,912
Less: accumulated depreciation and depletion	(4,684)	(4,602)
Total property, plant and equipment, net	$5,201	$5,310
Bunge's capital expenditures amounted to $490 million, $633 million, and $810 million during the years ended 2018, 2017 and 2016, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $4 million, $6 million, and $9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation and depletion expense was $565 million, $580 million and $517 million for the years ended December 31, 2018, 2017 and 2016, respectively.
8. GOODWILL
Bunge performs its annual goodwill impairment testing in the fourth quarter of each year. Step 1 of the goodwill impairment test compares the fair value of Bunge's reporting units to which goodwill has been allocated to the carrying values of those reporting units. The fair value of reporting units is determined using a discounted cash flow model with estimates of future cash flows based on internal forecasts of revenues and expenses (the income approach). Estimates based on market earnings multiples of peer companies identified for the reporting unit (the market approach) may also be used, where available. Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment.
Changes in the carrying value of goodwill by segment for the years ended December 31, 2018 and 2017 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Goodwill, gross of impairments	128	91	171	514	1	905
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)
Balance, December 31, 2016, net	126	78	168	—	1	373
Goodwill acquired(1)	103	8	—	—	—	111
Foreign currency translation	22	8	1	—	—	31
Goodwill, gross of impairments	253	107	172	514	1	1,047
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)
Balance, December 31, 2017, net	251	94	169	—	1	515
Goodwill acquired(2)	—	242	19	—	—	261
Foreign currency translation	(18)	(18)	(13)	—	—	(49)
Goodwill, gross of impairments	235	331	178	514	1	1,259
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)
Balance, December 31, 2018, net	$233	$318	$175	$—	$1	$727

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Agribusiness goodwill relates to the 2017 acquisition of two oilseed processing plants and related operations in the Netherlands and France pursuant to an agreement with Cargill.

(2)	Edible Oils goodwill relates to the Loders acquisition and the Milling Products goodwill relates to the Minsa USA acquisition. See Note 3 for complete business acquisition details.
9. OTHER INTANGIBLE ASSETS
Other intangible assets are all finite-lived and consist of the following:

	December 31,
(US$ in millions)	2018	2017
Gross carrying amount:
Trademarks/brands	$235	$211
Licenses	12	7
Port rights	141	155
Customer Relationships	372	106
Patents	135	23
Other	95	71
	990	573
Accumulated amortization:
Trademarks/brands	(106)	(109)
Licenses	(10)	(5)
Port rights	(37)	(31)
Customer Relationships	(54)	(34)
Patents	(32)	(22)
Other	(54)	(49)
	(293)	(250)
Other intangible assets, net	$697	$323
In 2018, Bunge acquired $282 million of customer relationships, $120 million of patents, $55 million of brands and trademarks and $28 million of other intangible assets, as part of the Loders and Minsa USA acquisitions. Bunge allocated $465 million to the Edible Oils segment and $20 million to the Milling segment. Finite lives of these intangibles range from 10 to 38 years.
In 2017, Bunge acquired $21 million of brands and trademarks, and $11 million other intangible assets. Bunge allocated $24 million to the Edible Oils segment and $8 million to the Agribusiness segment. Finite lives of these intangibles range from 3 to 27 years.
Amortization expense was $57 million, $29 million and $31 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated annual future amortization expense is $60 million for 2019 through 2023.
10. IMPAIRMENTS
For the year ended December 31, 2018, Bunge recorded pre-tax, impairment charges of $18 million, of which $7 million, $10 million and $1 million are recorded in selling, general and administrative expenses, cost of goods sold and other income (expense)—net, respectively, in its consolidated statement of income. These amounts are primarily made up of $10 million relating to the impairment of property, plant and equipment at a port in Poland in the Agribusiness segment, and a $6 million write-off of various machinery and equipment in Brazil, of which $5 million related to the Sugar and Bioenergy segment and $1 million to Agribusiness.
For the year ended December 31, 2017, Bunge recorded pre-tax, impairment charges of $52 million, of which $19 million, $16 million and $17 million are in selling, general and administrative expenses, cost of goods sold and other income (expense)—net, respectively, in its consolidated statement of income. These amounts are primarily made up of $25 million

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
11. INVESTMENTS IN AFFILIATES
Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. Certain equity method investments at December 31, 2018 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.
Agribusiness
Agricola Alvorada S.A. - Bunge has a 37% ownership interest in an agribusiness company in Brazil which complements its grain origination business.
Complejo Agroindustrial Angostura S.A. ("CAIASA") - Bunge has a 33.3% ownership interest in an oilseed processing facility joint venture with Louis Dreyfus Company and Aceitera General Deheza S.A. ("AGD"), in Paraguay.
G3 Global Holding GP Inc. - Bunge has a 25% ownership interest in G3 Global Holding GP Inc., a joint venture with Saudi Agricultural and Livestock Investment Company that operates grain facilities in Canada.
Navegações Unidas Tapajós S.A. ("Tapajos") - Bunge has a 50% ownership interest in Tapajos, a joint venture with the Amaggi Exportaçao E Importaçao to operate inland waterway transportation between the municipalities of Itaituba and Barcarena, Brazil. The Tapajos complex is mainly dedicated to exporting soybeans and grains from Brazil.
Terminais do Graneis do Guaruja ("TGG") - Bunge has a 57% ownership interest in TGG, a joint venture with Amaggi International Ltd. to operate a port terminal in Santos, Brazil, for the reception, storage and shipment of solid bulk cargoes.
Terminal Fronteira Norte Logística S.A.("TFN") - Bunge has a 50% ownership interest in TFN, a joint venture with Amaggi Exportaçao E Importaçao to operate a port terminal in Barcarena, Brazil. The TFN complex is mainly dedicated to exporting soybean and corn from Brazil.
Terminal 6 S.A. and Terminal 6 Industrial S.A. - Bunge has a joint venture, Terminal 6 S.A., in Argentina with AGD for the operation of a port facility located in the Santa Fe province of Argentina. Bunge is also a party to a second joint venture with AGD, Terminal 6 Industrial S.A., that operates a crushing facility located adjacent to the port facility. Bunge owns 40% and 50%, respectively, of these joint ventures.
Vietnam Agribusiness Holdings Ptd. Ltd. - Bunge and Wilmar International Limited ("Wilmar") formed a joint venture in 2016 in Vietnam in which Wilmar invested into Bunge's crush operations in Vietnam, creating a three-party joint venture with Bunge and Wilmar as equal 45% shareholders and Quang Dung, a leading soybean meal distributor in Vietnam, retaining its existing 10% stake in the operations.
Sugar and Bioenergy
ProMaiz - Bunge has a 50% ownership interest in a corn wet milling facility joint venture with AGD in Argentina for the production of ethanol.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Southwest Iowa Renewable Energy, LLC ("SIRE") - Bunge has a 25% ownership interest in SIRE. The other owners are primarily agricultural producers located in Southwest Iowa. SIRE operates an ethanol plant near Bunge's oilseed processing facility in Council Bluffs, Iowa.
12. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2018	2017
Recoverable taxes, net (1)	$112	$155
Judicial deposits (1)	115	140
Other long-term receivables	8	12
Income taxes receivable (1)	221	307
Long-term investments	91	66
Affiliate loans receivable	29	24
Long-term receivables from farmers in Brazil, net (1)	93	131
Other	154	193
Total	$823	$1,028

(1)	These non-current assets arise primarily from Bunge's Brazilian operations and their realization could take several years.
Recoverable taxes, net—Recoverable taxes are reported net of allowances of $27 million and $28 million at December 31, 2018 and 2017, respectively.
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
Affiliate loans receivable—Affiliate loans receivable, are primarily interest-bearing receivables from unconsolidated affiliates with a remaining maturity of greater than one year.
Long-term receivables from farmers in Brazil, net—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop and through credit sales of fertilizer to farmers. Certain of such long-term receivables from farmers are originally recorded in other current assets as prepaid commodity contracts or secured advances to suppliers (see Note 6) and reclassified to other non-current assets when collection issues with farmers arise and amounts become past due and resolution of matters is expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2018 and 2017 was $215 million and $253 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018		December 31, 2017
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$105	$89	$98	$91
Renegotiated amounts (2)	17	17	25	22
For which no allowance has been provided:
Legal collection process (1)	51	—	76	—
Renegotiated amounts (2)	10	—	17	—
Other long-term receivables	16	—	28	—
Total	$199	$106	$244	$113

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	December 31,
(US$ in millions)	2018	2017
Beginning balance	$113	$109
Bad debt provisions	20	19
Recoveries	(8)	(12)
Write-offs	(2)	(1)
Foreign currency translation	(17)	(2)
Ending balance	$106	$113
13. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2018	2017
Accrued liabilities	$618	$606
Unrealized losses on derivative contracts at fair value	1,192	897
Advances on sales	405	406
Other	287	277
Total	$2,502	$2,186
14. INCOME TAXES
Bunge operates globally and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities, as well as tax agreements and treaties among these jurisdictions. Bunge's income tax provision is impacted by, among other factors, changes in tax laws, regulations, agreements and treaties, currency exchange rates, and Bunge's profitability in each taxing jurisdiction.
Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of income from operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
United States	$233	$21	$102
Non-United States	223	209	894
Total	$456	$230	$996
The components of the income tax expense (benefit) are:

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
Current:
United States	$33	$45	$(76)
Non-United States	140	34	170
	173	79	94
Deferred:
United States	4	20	38
Non-United States	2	(43)	88
	6	(23)	126
Total	$179	$56	$220

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the income tax expense (benefit) if computed at the U.S. Federal income tax rate to Bunge's reported income tax expense (benefit) is as follows:

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
Income from operations before income tax	$456	$230	$996
Income tax rate	21%	35%	35%
Income tax expense at the U.S. Federal tax rate	96	80	348
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	24	(38)	(73)
Valuation allowances	114	43	(44)
Fiscal incentives(1)	(43)	(42)	(34)
Foreign exchange on monetary items	24	(9)	5
Tax rate changes	4	(62)	4
Non-deductible expenses	8	27	3
Uncertain tax positions	22	(48)	89
Deferred balance adjustments	—	(4)	—
Equity distributions, net	(31)	—	—
Transition tax	(15)	105	—
Tax exempt investments	—	(14)	(12)
Tax credits	(5)	(8)	(89)
Incremental tax on future distributions	(26)	27	—
State taxes	8	(4)	5
Other	(1)	3	18
Income tax (benefit) expense	$179	$56	$220

(1)	Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2018	2017
Deferred income tax assets:
Net operating loss carryforwards	$781	$964
Employee benefits	116	106
Tax credit carryforwards	12	13
Inventories	—	50
Accrued expenses and other	340	388
Total deferred tax assets	1,249	1,521
Less valuation allowances	(766)	(900)
Deferred tax assets, net of valuation allowance	483	621
Deferred income tax liabilities:
Property, plant and equipment	233	251
Undistributed earnings of affiliates	6	35
Investments	16	17
Intangibles	100	24
Inventories	26	—
Total deferred tax liabilities	381	327
Net deferred tax assets	$102	$294

Bunge has provided a deferred tax liability totaling $6 million and $35 million as of December 31, 2018 and 2017, respectively for withholding taxes (and state income taxes) imposed on previously taxed earnings expected to be repatriated in the future. As of December 31, 2018, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $136 million and accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes in the form of withholding taxes to the recipient for an amount of approximately $27 million.

At December 31, 2018, Bunge's pre-tax loss carryforwards totaled $2,909 million, of which $2,340 million have no expiration, including loss carryforwards of $1,434 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not provide for a consolidated return concept. As a result, realization of these carryforwards may take in excess of five years.
The remaining tax loss carryforwards expire at various periods beginning in 2018 through the year 2037.
Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.
As of December 31, 2018 and 2017, Bunge has recorded valuation allowances of $766 million and $900 million, respectively. The net decrease of $134 million is due to a current year increase of $114 million, offset by a derecognition of $150 million related primarily to certain net operating losses in Brazil, which are considered to be remote, along with foreign currency translation of $98 million.
Unrecognized Tax Benefits—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. At December 31, 2018 and 2017, respectively, Bunge had recorded unrecognized tax benefits of $120 million and $99 million in other non-current liabilities and $0 million and $7 million in current liabilities in its consolidated balance sheets. During 2018, 2017 and 2016, respectively, Bunge recognized $(4) million, $(9) million and $10 million of interest and penalty charges in income tax expense (benefit) in the consolidated statements of

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

income. At December 31, 2018 and 2017, respectively, Bunge had included accrued interest and penalties of $23 million and $27 million within the related tax liability line in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2018	2017	2016
Balance at January 1,	$421	$409	$51
Additions based on tax positions related to the current year	41	34	9
Additions based on acquisitions	—	—	2
Additions based on tax positions related to prior years	21	13	374
Reductions for tax positions of prior years	(54)	(43)	—
Settlement or clarification from tax authorities	(1)	—	(1)
Expiration of statute of limitations	(19)	(32)	(9)
Foreign currency translation	(19)	40	(17)
Balance at December 31,	$390	$421	$409
Bunge believes that it is reasonably possible that approximately $40 million of its unrecognized tax benefits may be recognized by the end of 2019 as a result of a lapse of the statute of limitations or resolution with the tax authorities.
Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	2013 - 2018
South America	2007 - 2018
Europe	2006 - 2018
Asia-Pacific	2004 - 2018
As of December 31, 2018, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2014 of approximately 4,284 million Brazilian reais (approximately $1,106 million), plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of 34 million Brazilian reais (approximately $9 million) as of December 31, 2018.
In addition, as of December 31, 2018, Bunge's Argentine subsidiary had received income tax assessments relating to 2006 through 2009 of approximately 1,276 million Argentine pesos (approximately $34 million), plus applicable interest on the outstanding amount of approximately 4,246 million Argentine pesos (approximately $113 million). Bunge anticipates that the tax authorities will examine fiscal years 2010-2013, although no notice has been rendered to Bunge's Argentine subsidiary.
Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with exception of unrecognized tax benefit discussed above) in Brazil and Argentina and intends to vigorously defend its position against these assessments.
Bunge made cash income tax payments, net of refunds received, of $(1) million, $89 million and $144 million during the years ended December 31, 2018, 2017, and 2016 respectively.
On December 22, 2017, H.R. 1, commonly known as the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into U.S. law.  As a result of the Tax Act and in accordance with SEC Staff Accounting Bulletin 118 (“SAB 118”), Bunge recognized a provisional tax expense of $60 million in the fourth quarter of 2017 related to the one-time transition tax (“Transition Tax”), the revaluation of deferred tax assets and liabilities, and the accrual of incremental withholding taxes on future repatriation of earnings to the United States.
In the fourth quarter of 2018, Bunge completed its analysis of the impact of the Tax Act in conjunction with filing of its 2017 U.S. income tax return, assessment of additional documentation to determine the Transition Tax, and analysis of U.S.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Treasury guidance on the Tax Act. As a result, Bunge recorded a tax benefit of $26 million, primarily related to the ability to utilize additional foreign tax credits to offset future repatriation of earnings to the United States.

Bunge has elected to account for any Global Intangible Low-Taxed Income (“GILTI”) inclusion as a current period expense when incurred.
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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2018				December 31, 2017
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$4,286	$246	$4,532	$—	$3,691	$365	$4,056
Unrealized gain on designated derivative contracts (1):
Interest rate	—	4	—	4	—	—	—	—
Foreign exchange	—	6	—	6	—	18	—	18
Unrealized gain on undesignated derivative contracts (1):
Interest rate	—	2	—	2	—	4	—	4
Foreign exchange	—	467	—	467	—	321	—	321
Commodities	128	407	18	553	115	389	19	523
Freight	6	—	6	12	18	—	8	26
Energy	30	—	—	30	18	—	—	18
Deferred purchase price receivable (Note 18)	—	128	—	128	—	107	—	107
Other (2)	67	98	—	165	15	234	—	249
Total assets	$231	$5,398	$270	$5,899	$166	$4,764	$392	$5,322
Liabilities:
Trade accounts payable (3)	$—	$394	$47	$441	$—	$467	$116	$583
Unrealized loss on designated derivative contracts (4):
Interest rate	—	33	—	33	—	31	—	31
Foreign exchange	—	32	—	32	—	2	—	2
Unrealized loss on undesignated derivative contracts (4):
Interest rate	—	9	—	9	—	1	—	1
Foreign exchange	—	467	—	467	1	430	—	431
Commodities	152	446	23	621	141	271	20	432
Freight	13	—	6	19	15	—	3	18
Energy	43	—	1	44	9	2	2	13
Total liabilities	$208	$1,381	$77	$1,666	$166	$1,204	$141	$1,511

(1)
Unrealized gains on designated and undesignated derivative contracts are generally included in other current assets. There were $3 million and $0 million included in other non-current assets at December 31, 2018 and December 31, 2017, respectively.

(2)	Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(3)	These payables are hybrid financial instruments for which Bunge has elected the fair value option.

(4)
Unrealized losses on designated and undesignated derivative contracts are generally included in other current liabilities. There were $33 million and $31 million included in other non-current liabilities at December 31, 2018 and December 31, 2017, respectively.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
OTC derivative contracts include swaps, options and structured transactions that are fair valued are generally determined using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market. When unobservable inputs have a significant impact on the measurement of fair value, the instrument is categorized in Level 3. In addition, except for exchange cleared instruments, Bunge is exposed to loss in the event of the non-performance by counterparties on OTC derivative instruments and forward purchase and sale contracts. Adjustments may be made based on Bunge's estimate of the potential loss in the event of counterparty non-performance. Bunge did not have significant adjustments related to non-performance by counterparties at December 31, 2018 or 2017.
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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Year Ended December 31, 2018
(US$ in millions)	Derivatives, Net (1)	Readily Marketable Inventories (1)	Trade Accounts Receivable/ Payable, Net (1)	Total
Balance, January 1, 2018	$2	$365	$(116)	$251
Total gains and losses (realized/unrealized) included in cost of goods sold	(11)	144	26	159
Purchases	12	1,770	(294)	1,488
Sales	—	(2,585)	—	(2,585)
Issuances	(11)	—	—	(11)
Settlements	13	—	434	447
Transfers into Level 3	(10)	774	(79)	685
Transfers out of Level 3	(1)	(222)	(18)	(241)
Balance, December 31, 2018	$(6)	$246	$(47)	$193

1)
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, include gains/(losses) of $(24) million, $72 million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2018.

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

1)
Derivatives, net, readily marketable inventories, and trade accounts receivable/payable net, includes gains/(losses) of $1 million, $11 million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2017.

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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Cash flow hedges of currency risk - Bunge manages currency risk on certain forecasted purchases and sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to sales, cost of goods sold or selling, general and administrative expenses. These hedges mature at various times through June 2019. Of the amount currently in accumulated other comprehensive income (loss), $2 million is expected to be reclassified to earnings in the next twelve months.
Net investment hedges - Bunge hedges the currency risk of certain of its foreign subsidiaries with currency forwards and intercompany loans for which the currency risk is remeasured through accumulated other comprehensive income (loss). For currency forwards, the forward method is used. The change in the value of the forward is classified in accumulated other comprehensive income (loss) until the transaction affects earnings.
The table below provides information about the balance sheet values of hedged items and the notional amount of derivatives used in hedging strategies.

	December 31,
(US$ in millions)	2018	2017
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,229	$2,071
Cumulative adjustment to long-term debt from application of hedge accounting	$(29)	$(31)
Interest rate swap - notional amount	$2,266	$2,109

Fair value hedges of currency risk
Carrying value of hedged debt	$312	$—
Cumulative adjustment to long-term debt from application of hedge accounting	$—	$—
Cross currency swap - notional amount	$313	$—

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$50	$237

Net investment hedges
Foreign currency forward - notional amount	$1,888	$1,000
Carrying value of non-derivative hedging instrument	$912	$725
In addition to using derivatives in qualifying hedge relationships, Bunge enters into derivatives to economically hedge its exposure to a variety of market risks it incurs in the normal course of operations.
Interest rate derivatives are used to hedge exposures to the Company's financial instrument portfolios and debt issuances. The impact of changes in fair value of these instruments is primarily presented in Interest expense.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company may also enter into other derivatives, including credit default swaps and equity derivatives to manage exposure to credit risk and broader macroeconomic risks, respectively. The impact of changes in fair value of these instruments is presented in Cost of goods sold.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the volume of economic derivatives as of December 31, 2018 and 2017. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	December 31,
	2018		2017		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$3,349	$(111)	$2,317	$(1,236)	$ Notional
Futures	$—	$—	$—	$(2)	$ Notional
FRAs	$139	$(149)	$375	$—	$ Notional
Currency
Forwards	$13,713	$(13,701)	$9,784	$(9,668)	$ Notional
Swaps	$127	$(535)	$192	$(148)	$ Notional
Futures	$—	$(16)	$—	$(58)	$ Notional
Options	$869	$(919)	$521	$(471)	Delta
Agricultural commodities
Forwards	25,523,840	(29,314,930)	23,438,004	(30,055,331)	Metric Tons
Swaps	—	(9,908,728)	65,045	(5,279,181)	Metric Tons
Futures	4,136,525	—	4,520,267	—	Metric Tons
Options	718,709	—	828,296	—	Metric Tons
Ocean freight
FFA	—	(90)	—	(3,617)	Hire Days
FFA options	302	—	892	—	Hire Days
Natural gas
Swaps	1,205,687	—	3,519,668	—	MMBtus
Futures	2,268,190	—	2,691,350	—	MMBtus
Energy - other
Forwards	5,536,290	—	5,534,290	—	Metric Tons
Futures	—	(29,367)	1,394	—	Metric Tons
Swaps	188,800	—	223,600	—	Metric Tons
Other
Swaps and futures	$52	$—	$—	$—	$ Notional

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Effect of Derivative Instruments and Hedge Accounting on the Consolidated Statements of Income
The table below summarizes the net effect of derivative instruments and hedge accounting on the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
(US$ in millions)		2018	2017	2016
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(2)	$—	$—

Cost of goods sold
Hedge accounting	Foreign currency	$1	$—	$—
Economic hedges	Foreign currency	(220)	(1)	772
	Commodities	506	676	(618)
	Other (1)	(25)	9	27
Total Cost of goods sold		$262	$684	$181

Interest expense
Hedge accounting	Interest rate	$(6)	$13	$5
Economic hedges	Interest rate	(1)	—	(4)
Total Interest expense		$(7)	$13	$1

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(10)	$—	$—
Economic hedges	Foreign currency	$34	$22	$267
Total Foreign exchange gains (losses)		$24	$22	$267

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(2)	$14	$48
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$48	$(8)	$(394)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$52	$(111)	$41
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$1	$—	$—

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		—	37	16
Total		$—	$37	$16

(1) Other includes the results from freight, energy and other derivatives.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16. SHORT-TERM DEBT AND CREDIT FACILITIES
Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs, and charges on certain lending transactions, including certain intercompany loans and foreign currency conversions in Brazil. The weighted-average interest rate on short-term borrowings at December 31, 2018 and 2017 was 6.98% and 9.84%, respectively.

	December 31,
(US$ in millions)	2018	2017
Lines of credit:
Unsecured, variable interest rates from 1.60% to 66.00%	$750	$304
Total short-term debt (1)	$750	$304

(1)
Includes $136 million and $179 million of local currency borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 23.61% and 15.03% as of December 31, 2018 and December 31, 2017, respectively.

Bunge's commercial paper program is supported by an identical amount of committed back up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor's Financial Services and P-1 by Moody's Investors Service. On December 14, 2018, Bunge amended its unsecured $600 million five-year Liquidity Facility with certain lenders party thereto and extended its term to December 14, 2023. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge's commercial paper program. At December 31, 2018 and December 31, 2017, Bunge had no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.
In addition to the committed facilities discussed above, from time-to-time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2018 and 2017, there were no borrowings outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $750 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2018 to support working capital requirements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17. LONG-TERM DEBT AND CREDIT FACILITIES
Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2018	2017
Revolving credit facility expiring 2020	$500	$—
Term loan due 2019—three-month Yen LIBOR plus 0.75% (Tranche A)	$258	$253
Term loan due 2019—fixed Yen interest rate of 0.96% (Tranche B)	54	53
Term loan due 2019—three-month LIBOR plus 1.30% (Tranche C)	85	85
8.50% Senior Notes due 2019	—	599
3.50% Senior Notes due 2020	498	497
3.00% Senior Notes due 2022	397	396
1.85% Senior Notes due 2023—Euro	916	960
4.35% Senior Notes due 2024	595	—
3.25% Senior Notes due 2026	695	694
3.75% Senior Notes due 2027	594	593
Other	30	45
Subtotal	4,622	4,175
Less: Current portion of long-term debt	(419)	(15)
Total long-term debt (1)	$4,203	$4,160

(1) Includes secured debt of $17 million and $24 million at December 31, 2018 and December 31, 2017, respectively.
The fair values of long-term debt, including current portion are calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2018		December 31, 2017
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,622	$4,584	$4,175	$4,337
On December 14, 2018, Bunge entered into an unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. Bunge has the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. The Credit Agreement replaced the then existing $1,100 million five-year revolving credit agreement, dated as of November 20, 2014, which was terminated by the Company in accordance with its terms. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of Bunge's senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. Bunge may, from time-to-time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision. At December 31, 2018, Bunge had no borrowings outstanding under the Credit Agreement.
On September 10, 2018, Bunge completed the sale and issuance of $600 million aggregate principal amount of 4.35% unsecured senior notes due March 15, 2024. The senior notes are fully and unconditionally guaranteed by Bunge Limited. Interest on the senior notes is payable semi-annually in arrears in March and September of each year, commencing on March 15, 2019. The net proceeds of the offering were approximately $594 million after deducting underwriting commissions and estimated offering expenses.  Bunge used the net proceeds from this offering, together with available cash, to fund a tender

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

offer and redemption of the $600 million aggregate principal amount of 8.50% senior notes due 2019, which resulted in a loss on extinguishment of debt of approximately $24 million related to make-whole payments.
On May 1, 2018, in connection with Bunge's previously announced strategy to reduce its exposure to the sugar milling business in Brazil, Bunge entered into an unsecured $700 million, five-year revolving credit facility, which upon fulfillment of certain conditions is convertible into a non-recourse secured term loan facility with the Company's sugar milling business as the borrower. This facility provides financial flexibility to fund the sugar milling business on a stand-alone basis. Additionally, subject to lender approval, Bunge may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision set forth in the revolving credit facility. Bunge had no borrowings outstanding under the revolving credit facility at December 31, 2018.
At December 31, 2018, Bunge had $4,515 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.
Certain land, property, equipment and investments in consolidated subsidiaries having a net carrying value of approximately $52 million at December 31, 2018 have been mortgaged or otherwise collateralized against long-term debt of $26 million at December 31, 2018.
Principal Maturities—Principal maturities of long-term debt at December 31, 2018 are as follows:

(US$ in millions)
2019	$423
2020	1,017
2021	13
2022	407
2023	921
Thereafter	1,891
Total (1)	$4,672

(1)	Excludes components of long-term debt attributable to fair value hedge accounting of $29 million and deferred financing fees and unamortized premiums of $21 million.
Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2018.
During the years ended December 31, 2018, 2017 and 2016, Bunge paid interest, net of interest capitalized, of $306 million, $236 million and $234 million, respectively.
18. TRADE RECEIVABLES SECURITIZATION PROGRAM
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers") that provides for funding of up to $700 million against receivables sold into the Program. The Program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the Program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. ("BSBV") formed under the laws of the Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables, which is expected to be generally between 10% and 15% of the aggregate amount of receivables sold through the Program.
Koninklijke Bunge B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program terminates on May 26, 2021. The trade receivables sold under

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the program are subject to specified eligibility criteria, including eligible currencies, and country and obligor concentration limits. On February 19, 2019, Bunge exercised a portion of the $300 million accordion feature under this program to increase the aggregate size of the facility by $100 million to an aggregate of $800 million.

	December 31,
(US$ in millions)	2018	2017
Receivables sold which were derecognized from Bunge's balance sheet	$826	$810
Deferred purchase price included in other current assets	$128	$107
The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2018	2017	2016
Gross receivables sold	$9,803	$10,022	$9,405
Proceeds received in cash related to transfer of receivables	$9,484	$9,734	$9,197
Cash collections from customers on receivables previously sold	$9,173	$9,659	$9,176
Discounts related to gross receivables sold included in SG&A	$14	$9	$6

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.
Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price (the "DPP") and is included in other current assets in the consolidated balance sheets (see Note 6). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2018, 2017 and 2016 were insignificant.
19. EMPLOYEE BENEFIT PLANS
Certain United States, Canadian, European, Asian and Brazilian-based subsidiaries of Bunge sponsor defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits based primarily on participants' salary and length of service. The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefit plan is in the United States.
Certain United States and Brazilian-based subsidiaries of Bunge have benefit plans to provide certain postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.
Plan amendments and pension liability adjustment - In 2018, Bunge's Swiss defined benefit pension plan changed its local pension provider, resulting in a change to its conversion rate. This plan amendment resulted in a $13 million increase in benefit obligation as of year ended December 31, 2018.
On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans. These changes freeze the Plans for future benefit accruals effective January 1, 2023, and these Plans are closed for participation for employees hired on or after January 1, 2018. As a result, Bunge recognized a curtailment gain associated with the Plans’ freeze and as such, the projected benefit obligations for these Plans were remeasured as of September 30, 2017. At September 30, 2017, a $31 million pension curtailment gain and $18 million remeasurement loss were recognized and recorded in other comprehensive income.
In addition, in 2017, the Company offered a voluntary early retirement program to qualifying U.S. based salaried employees. The employees that accepted the offer received an enhanced retirement benefit in the defined benefit pension plans. The Company incurred $10 million of additional defined benefit expenses relating to the program as of December 31, 2017, which are reflected in the tables below.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cost of Benefit Plans - Service cost is recognized in a period determined as the actuarial present value of benefits attributed by the pension benefit formula to services rendered by employees during that period. Interest cost is the amount recognized in a period determined as the increase in the projected benefit obligation due to the passage of time. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. Amortization of net loss represents the recognition in net periodic cost over several periods of amounts previously recognized in other comprehensive income.
The components of net periodic benefit costs are as follows for defined benefit pension plans and postretirement benefit plans:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2018	2017	2016	2018	2017	2016
Service cost	$39	$33	$32	$—	$—	$—
Interest cost	40	36	35	5	8	7
Expected return on plan assets	(57)	(46)	(44)	—	—	—
Amortization of prior service cost	1	—	—	—	—	—
Amortization of net loss	9	10	10	—	—	—
Curtailment (gain)	(2)	—	—	—	—	—
Settlement loss recognized	4	—	—	—	—	—
Special termination benefit	—	9	1	—	—	—
Net periodic benefit costs	$34	$42	$34	$5	$8	$7
Assumptions used in Pension Calculations - At December 31, 2018, for measurement purposes related to postretirement benefit plans, an 7.7% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2018, decreasing to 7.4% by 2038, remaining at that level thereafter. At December 31, 2017, for measurement purposes related to postretirement benefit plans, an 8.4% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2017, decreasing to 8.1% by 2038, remaining at that level thereafter.
A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	$4	$(4)
The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2018	2017	2018	2017
Discount rate	3.7%	3.4%	8.3%	9.0%
Increase in future compensation levels	3.2%	3.2%	N/A	N/A
The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.4%	4.0%	4.2%	9.0%	10.8%	11.4%
Expected long-term rate of return on assets	6.0%	6.2%	6.4%	N/A	N/A	N/A
Increase in future compensation levels	3.2%	3.2%	3.3%	N/A	N/A	N/A
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
Plan Transfers In and Out - As a result of the March 1, 2018 Loders acquisition, there was a transfer into Bunge's defined benefit pension plan resulting in a $211 million increase in benefit obligation and $181 million increase in the fair value of plan assets during the year ended December 31, 2018. There were no significant transfers into or out of Bunge's employee benefit plans during the year ended December 31, 2017.
For the year ended December 31, 2018, there were settlements to Bunge's Swiss defined benefit pension plan as a result of the GCP, resulting in a $28 million decrease in benefit obligation and changing to a defined contribution plan, resulting in a $27 million decrease in benefit obligation. There were no significant settlements in Bunge's employee benefit plans during the year ended December 31, 2017.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pension Benefit Obligations and Funded Status - The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2018 and 2017. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2018	2017	2018	2017
Change in benefit obligations:
Benefit obligation at the beginning of year	$1,073	$941	$67	$74
Service cost	39	33	—	—
Interest cost	40	36	5	8
Plan amendments	16	1	—	—
Plan curtailments	(2)	(32)	—	—
Special termination benefits	—	9	—	—
Actuarial (gain) loss, net	(84)	100	1	(11)
Employee contributions	3	6	1	1
Net transfers in (out)	213	3	—	—
Plan settlements	(55)	—	—	—
Benefits paid	(40)	(35)	(7)	(4)
Expenses paid	(3)	(4)	—	—
Impact of foreign exchange rates	(8)	15	(8)	(1)
Benefit obligation at the end of year	$1,192	$1,073	$59	$67
Change in plan assets:
Fair value of plan assets at the beginning of year	$896	$740	$—	$—
Actual return on plan assets	(36)	102	—	—
Employer contributions	18	77	6	3
Employee contributions	3	6	1	1
Net transfers in (out)	181	—	—	—
Plan settlements	(55)	—	—	—
Benefits paid	(40)	(35)	(7)	(4)
Expenses paid	(3)	(4)	—	—
Impact of foreign exchange rates	(7)	10	—	—
Fair value of plan assets at the end of year	$957	$896	$—	$—
Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(235)	$(177)	$(59)	$(67)
Net (liability) asset recognized in the balance sheet	$(235)	$(177)	$(59)	$(67)
Amounts recognized in the balance sheet consist of:
Non-current assets	$11	$18	$—	$—
Current liabilities	(6)	(6)	(6)	(7)
Non-current liabilities	(240)	(189)	(53)	(60)
Net liability recognized	$(235)	$(177)	$(59)	$(67)
Included in accumulated other comprehensive income (loss) for pension benefits at December 31, 2018 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $10 million ($8 million, net of tax) and unrecognized actuarial loss of $188 million ($142 million, net of tax).

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Included in accumulated other comprehensive income (loss) for postretirement healthcare benefits at December 31, 2018 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $1 million ($1 million, net of tax), and unrecognized actuarial loss of $3 million ($2 million, net of tax).
Bunge has aggregated certain defined benefit pension plans with projected benefit obligations in excess of fair value of plan assets with pension plans that have fair value of plan assets in excess of projected benefit obligations. The following table provides aggregated information about pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2018	2017
Projected benefit obligation	$1,073	$937
Fair value of plan assets	$827	$742
The accumulated benefit obligation for the defined pension benefit plans, respectively, was $1,122 million at December 31, 2018 and $1,011 million at December 31, 2017. The following table summarizes information relating to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2018	2017
Projected benefit obligation	$978	$827
Accumulated benefit obligation	$938	$789
Fair value of plan assets	$758	$651
Pension Benefit Plan Assets—The objectives of the plans' trust funds are to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing returns, with a target asset allocation of approximately 60% fixed income securities and approximately 40% equities. Bunge implements its investment strategy through a combination of indexed mutual funds and a proprietary portfolio of fixed income securities. Bunge's policy is not to invest plan assets in Bunge Limited shares. Plan investments are stated at fair value. For a further definition of fair value and the associated fair value levels, refer to Note 15.
The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	December 31, 2018
(US$ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$16	$16	$—	$—
Equities:
Mutual funds(1)	363	362	1	—
Fixed income securities:
Mutual funds(2)	536	498	38	—
Others(3)	42	6	20	16
Total	$957	$882	$59	$16

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
(US$ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$31	$31	$—	$—
Equities:
Mutual funds(1)	470	423	47	—
Fixed income securities:
Mutual funds(2)	357	315	42	—
Others(3)	38	7	26	5
Total	$896	$776	$115	$5

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

(3)	This category represents a portfolio consisting of a mixture of hedge funds, real estate and insurance contracts.
Bunge expects to contribute $20 million and $6 million, respectively, to its defined benefit pension and postretirement benefit plans in 2019.
The following benefit payments, which reflect future service as appropriate, are expected to be paid related to defined benefit pension and postretirement benefit plans:

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2019	$50	$6
2020	51	6
2021	52	6
2022	54	6
2023	55	6
2024 and onwards	305	28
Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $10 million, $11 million and $11 million during the years ended December 31, 2018, 2017 and 2016, respectively.
20. RELATED PARTY TRANSACTIONS
Notes receivable - Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $20 million at December 31, 2018, which matures in June 2019, with interest based on CDI, the average overnight interbank loan rate in Brazil.
Bunge holds a note receivable from its affiliate Bunge SCF Grain LLC, a 50% equity method investment, with a carrying value of $7 million at December 31, 2018, which matures on March 31, 2023, with an interest rate based on LIBOR.

In addition, Bunge held notes receivables from other related parties totaling $3 million at December 31, 2018.
Notes payable - Bunge holds a note payable with Bunge SCF Grain LLC with a carrying value of $6 million at

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018. This note matures on March 31, 2023 with a variable interest rate of 2.35%, as of December 31, 2018, and is included in other long-term liabilities in Bunge’s consolidated balance sheet.

Other—Bunge purchased soybeans and other agricultural commodity products from certain of its unconsolidated investees and other related parties, totaling $1,696 million, $920 million and $1,054 million for the years ended December 31, 2018, 2017 and 2016, respectively. Bunge also sold soybeans and other agricultural commodity products to certain of its unconsolidated investees and other related parties, totaling $341 million, $508 million and $326 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port services, administrative support, and other services. During the years ended December 31, 2018, 2017 and 2016, Bunge received services totaling $136 million, $155 million and $96 million, respectively, and provided services of $14 million, $11 million and $7 million, respectively. Bunge believes all transaction values to be similar to those that would be conducted with third parties.

At December 31, 2018 and 2017, Bunge had approximately $28 million and $16 million of receivables from these related parties included in trade accounts receivable in the consolidated balance sheets as of those dates. In addition, at December 31, 2018 and 2017, Bunge had approximately $26 million and $36 million of payables to these related parties included in trade accounts payable in the consolidated balance sheets as of those dates.
21. COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the consolidated balance sheets. Included in other non-current liabilities at December 31, 2018 and 2017 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2018	2017
Non-income tax claims	$94	$161
Labor claims	78	92
Civil and other claims	95	103
Total	$267	$356
Brazil Indirect Taxes
Non-income tax claims - These tax claims relate principally to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to varying interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits which are being challenged before the Supreme Court. In August 2017, Complementary Law 160/2017 (“LC 160/2017”) was published, authorizing the states, through an agreement to be reached within the framework of CONFAZ (National Council of Fiscal Policy), to grant amnesty for tax debts arising from existing tax benefits granted without previous CONFAZ authorization and to maintain such existing benefits still in force for up to 15 years. In December 2017, Interstate Agreement ICMS 190/2017 was published to regulate Complementary Law 160/2017, which endorsed the past incentives granted by the Brazilian states of CONFAZ. Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on Bunge's evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. In the fourth quarter of 2018, Bunge participated in an amnesty program in the Brazilian state of Rio Grande do Sul, which resulted in a discounted settlement of certain cases. As a result, the liability was 244 million Brazilian reais (approximately $63 million) plus applicable interest at December 31, 2018.
As of December 31, 2018, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued the outstanding claims (including applicable interest and penalties) as of:

		December 31,
(US$ in millions)	Years Examined	2018	2017
ICMS	1990 to Present	$264	$281
PIS/COFINS	2004 through 2015	$231	$200
Argentina Export Tax
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings, and claims related to its activities. During 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of December 31, 2018, totaled approximately $292 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.
Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
During the first quarter of 2017, Bunge received a notice from the Brazilian Administrative Council for Economic Defense ("CADE") initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. Additionally, in the second quarter of 2018, Bunge received a notification from CADE that it has extended the scope of an existing administrative proceeding relating to alleged anticompetitive practices in the Rio Grande port in Brazil to include certain of Bunge's Brazilian subsidiaries and certain former employees of those subsidiaries. Bunge is defending against these actions; however, the proceedings are at an early stage and Bunge cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, which may be imposed.
Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2018:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$288
Residual value guarantee (3)	269
Total	$557

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)
Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, a Bunge subsidiary has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at December 31, 2018, Bunge's potential liability was $141 million, and it has recorded a $17 million obligation related to these guarantees.

(2)
Bunge has issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2018, Bunge's maximum potential future payments under these guarantees was $70 million, and no obligation has been recorded related to these guarantees.

(3)
Bunge has issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At December 31, 2018, Bunge's recorded obligation related to these guarantees was $1 million.

Bunge Limited has provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its subsidiaries. At December 31, 2018, Bunge's consolidated balance sheet includes debt with a carrying amount of $5,011 million related to these guarantees. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.
Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for the use of ocean freight vessels and freight service on railroad lines for the purpose of transporting agricultural commodities. In addition, Bunge sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements generally range from two months to approximately seven years, in the case of ocean freight vessels, depending on market conditions, and approximately eight years in the case of railroad services. Future minimum payment obligations due under these agreements as of December 31, 2018 are as follows:

(US$ in millions)	Ocean Freight Vessels	Railroad Services	Minimum Payment Obligations
2019	$172	$42	$214
2020 and 2021	176	55	231
2022 and 2023	121	55	176
2024 and thereafter	37	28	65
Total	$506	$180	$686
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
Also in the ordinary course of business, Bunge enters into re-let agreements related to ocean freight vessels. Such re-let agreements are similar to sub-leases. Bunge received approximately $155 million during the year ended December 31, 2018 under such re-let agreements.
In reviewing the impact of ASC 606, the Company also considered the impact of the adoption of ASU 2016-02, Leases (Topic 842), which is effective January 1, 2019, on the hiring of the vessels and has concluded that these contracts are leases in

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the scope of the guidance (see Note 1 for further information on the impact of the adoption of new accounting pronouncements).
Commitments—At December 31, 2018, Bunge had approximately $225 million of purchase commitments related to its inventories, $70 million of power supply contracts and $57 million of contractual commitments related to construction in progress.
22. REDEEMABLE NONCONTROLLING INTERESTS
In connection with the acquisition of a 70% ownership interest in Loders, the Company has entered into a put/call arrangement with the Loders' minority shareholder and may be required or elect to purchase the additional 30% ownership interest in Loders within a specified time frame.
The Company classifies these redeemable equity securities outside of permanent stockholders’ equity as the equity securities are redeemable at the option of the holder. The carrying amount of redeemable noncontrolling interests is the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss, equity capital contributions and distributions or (ii) the redemption value. Any resulting increases in the redemption amount, in excess of the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss, equity capital contributions and distributions, are affected by corresponding charges against retained earnings. Additionally, any such charges to retained earnings will affect net income (loss) available to Bunge common shareholders as part of Bunge's calculation of earnings per common share.
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
23. EQUITY
Share Repurchase Program—In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the year ended December 31, 2018. Total repurchases under the program from its inception in May 2015 through December 31, 2018 were 4,707,440 shares for $300 million.
Cumulative Convertible Perpetual Preference Shares—Bunge has 6,899,683, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding at December 31, 2018. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.1918 common shares based on a conversion price of $83.9096 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 8,223,042 Bunge Limited common shares at December 31, 2018).
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
The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, when, as and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In each of the years ended December 31, 2018, 2017 and 2016, Bunge recorded $34 million of dividends, paid in cash, on its convertible preference shares.

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
Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment(1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2016	$(6,443)	$214	(134)	3	(6,360)
Other comprehensive income (loss) before reclassifications	709	(305)	(11)	—	393
Amount reclassified from accumulated other comprehensive income	—	(11)	—	—	(11)
Net-current period other comprehensive income (loss)	709	(316)	(11)	—	382
Balance, December 31, 2016	(5,734)	$(102)	(145)	3	(5,978)
Other comprehensive income (loss) before reclassifications	187	(105)	5	2	89
Amount reclassified from accumulated other comprehensive income (loss)	—	(37)	—	(4)	(41)
Net-current period other comprehensive income (loss)	187	(142)	5	(2)	48
Balance, December 31, 2017	(5,547)	$(244)	(140)	1	(5,930)
Other comprehensive income (loss) before reclassifications	(1,119)	99	(16)	—	(1,036)
Amount reclassified from accumulated other comprehensive income (loss)	29	—	3	(1)	31
Net-current period other comprehensive income (loss)	(1,090)	99	(13)	(1)	(1,005)
Balance, December 31, 2018	$(6,637)	$(145)	$(153)	$—	$(6,935)

(1)
Bunge has significant operating subsidiaries in Brazil, Argentina, North America, Europe and Asia-Pacific. The functional currency of Bunge's subsidiaries is generally the local currency. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, Bunge's Argentine subsidiaries changed their functional currency from Argentine peso to the U.S. Dollar. The assets and liabilities of these subsidiaries are translated into U.S. dollars from local currency at month-end exchange rates, and the resulting foreign currency translation gains (losses) are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). This change in functional currency did not have a material impact on Bunge's consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

24. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2018	2017	2016
Income from continuing operations	$277	$174	$776
Net (income) attributable to noncontrolling interests	(20)	(14)	(22)
Income from continuing operations attributable to Bunge	257	160	754
Other redeemable obligations (1)	—	—	(2)
Convertible preference share dividends	(34)	(34)	(34)
Income (loss) from discontinued operations, net of tax	10	—	(9)
Net income available to Bunge common shareholders - Basic	233	126	709
Add back convertible preference share dividends	—	—	34
Net income available to Bunge common shareholders - Diluted	$233	$126	$743

Weighted-average number of common shares outstanding:
Basic	140,968,980	140,365,549	139,845,124
Effect of dilutive shares:
—stock options and awards (2)	734,803	899,528	441,521
—convertible preference shares (3)	—	—	7,939,830
Diluted	141,703,783	141,265,077	148,226,475
Basic earnings (loss) per common share:
Net income (loss) from continuing operations	$1.58	$0.90	$5.13
Net income (loss) from discontinued operations	0.07	—	(0.06)
Net income (loss) attributable to Bunge common shareholders—basic	$1.65	$0.90	$5.07
Diluted earnings (loss) per common share:
Net income (loss) from continuing operations	$1.57	$0.89	$5.07
Net income (loss) from discontinued operations	0.07	—	(0.06)
Net income (loss) attributable to Bunge common shareholders—diluted	$1.64	$0.89	$5.01

(1)
Accretion of redeemable noncontrolling interest of $0 million, $0 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to a non-fair value variable put arrangement whereby the noncontrolling interest holder may have required Bunge to purchase the remaining shares of an oilseed processing operation in Central and Eastern Europe. As further discussed in Note 22, during the second quarter of 2016 Bunge exercised its call option for their 45% interest in the joint venture for approximately $39 million. The transaction concluded in September 2016. Accretion for the respective periods includes the effect of losses incurred by the operations for the year ended December 31, 2016.

(2)
The weighted-average common shares outstanding-diluted excludes approximately 4 million, 4 million and 4 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
Weighted-average common share outstanding-diluted for the years ended December 31, 2018 and 2017 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares outstanding, respectively.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

25. SHARE-BASED COMPENSATION
For the years ended December 31, 2018, 2017 and 2016, Bunge recognized approximately $46 million, $29 million and $44 million, respectively, of total compensation expense for awards classified as equity awards related to its stock option and restricted stock unit awards.
In 2018 and 2017, Bunge granted equity awards under the 2016 Equity Incentive Plan (the "2016 EIP"), a shareholder approved plan. Under the 2016 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity based awards to officers, employees, consultants and independent contractors in the form of stock options, restricted stock units (performance based or time-vested) or other equity based awards. The 2016 EIP replaced the 2009 Equity Incentive Plan (the "2009 EIP"), also a shareholder approved plan, under which, beginning May 26, 2016, no further awards may be granted. Shares issued under the 2016 EIP may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner, or a combination thereof.
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
(ii)  Restricted Stock Units—Restricted stock units ("RSUs") give recipients the right to receive shares of Bunge common stock upon the lapse of related restrictions determined by the Compensation Committee. Restrictions on RSUs may be based on continued service by the recipient through the designated term and/or based on the achievement of certain performance targets. These targets may be financial or market-based, and the number of units actually earned varies based on the level of achievement of predefined goals. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock units. RSUs generally vest over periods ranging from one to three years. Vesting may be accelerated under certain circumstances as defined in the plans or associated award agreements. RSUs are generally settled in shares of Bunge common stock upon satisfaction of the applicable vesting terms. Where share settlement may be prohibited under local law, RSUs are settled in cash. At the time of settlement, a participant holding a vested restricted stock unit will also be entitled to receive corresponding accrued dividend equivalent share payments.
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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
Assumptions:	2018	2017	2016
Expected option term (in years)	6.31	5.86	5.67
Expected dividend yield	2.44%	2.09%	3.04%
Expected volatility	25.57%	24.85%	26.06%
Risk-free interest rate	2.75%	2.21%	1.41%
A summary of option activity under the plans for the year ended December 31, 2018 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	6,216,570	$71.88
Granted	718,500	$75.99
Exercised	(222,844)	$54.79
Forfeited or expired	(589,922)	$92.47
Outstanding at December 31, 2018	6,122,304	$70.93	5.52	$4
Exercisable at December 31, 2018	4,347,213	$70.34	4.38	$3
The weighted-average grant date fair value of options granted during the years ended December 31, 2018, 2017 and 2016 was $16.75, $17.13 and $8.86, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was approximately $4 million, $11 million and $1 million, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.
At December 31, 2018, $12 million of total unrecognized compensation cost related to non-vested stock options granted under the equity incentive plan is expected to be recognized over the next two years.
A summary of restricted stock unit activity under Bunge's plans for the year ended December 31, 2018 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2018	1,704,004	$66.81
Granted	823,435	75.06
Vested/issued (2)	(314,267)	75.93
Forfeited/cancelled (2)	(339,879)	69.65
Restricted stock units at December 31, 2018 (1)	1,873,293	$69.29

(1)	Includes accrued unvested dividends, which are payable in Bunge's common shares upon vesting of underlying restricted stock units.

(2)
During the year ended December 31, 2018, Bunge issued 241,055 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $75.93 per share. During the year ended December 31, 2018, 87,284 performance-based restricted stock units vested. During the year ended December 31, 2018, Bunge canceled approximately 78,710 shares related to performance-based restricted stock unit awards that did not vest due to non-achievement of performance targets.

The fair value of RSU awards is determined based on the market value of the Company's shares on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was $75.06, $76.79 and $51.42, respectively.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, there was approximately $45 million of total unrecognized compensation cost related to restricted stock units granted under the equity incentive plans, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2018 was approximately $24 million.
Common Shares Reserved for Share-Based Awards—The 2017 Directors' Plan and the 2016 EIP provide that 120,000 and 5,800,000 common shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. At December 31, 2018, 76,163 and 2,706,665 common shares were available for future grants under the 2017 Directors' Plan and the 2016 EIP, respectively. No shares are currently available for grant under any other Bunge Limited equity incentive plan.
26. LEASE COMMITMENTS
Bunge routinely leases storage facilities, transportation equipment and office facilities under operating leases. Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial term of one year or more at December 31, 2018 are as follows:

(US$ in millions)	Minimum Lease Payments
2019	$134
2020	107
2021	84
2022	58
2023	48
Thereafter	126
Total (1)	$557
(1) Minimum lease payments have not been reduced by minimum sublease income receipts of $43 million due in future periods under non-cancelable subleases.
Net rent expense under non-cancelable operating leases is as follows:

	Year Ended December 31,
(US$ in millions)	2018	2017 (1)	2016
Rent expense	$158	$175	$213
Sublease income	(10)	(9)	(9)
Net rent expense	$148	$166	$204
(1) In preparing the year-end financial statements as of December 31, 2018, the Company discovered and corrected an immaterial error impacting the amount of rent expense disclosed in the table above. As a result, rent expense for the year ended December 31, 2017 decreased by $76 million compared to what was previously reported in this table. This misstatement only applies to the amount disclosed in the table above and did not have any impact on the consolidated statement of income for 2017.
In addition, Bunge enters into agricultural partnership agreements for the production of sugarcane. These agreements have an average remaining life of five years and cover approximately 234,000 hectares of land under cultivation. Amounts

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

owed under these agreements are dependent on several variables, including the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced, and the price for each kilogram of ATR as determined by Consecana, the state of São Paulo sugarcane, sugar and ethanol council. During the years ended December 31, 2018, 2017 and 2016, Bunge made payments related to these agreements of $84 million, $105 million and $89 million, respectively, for advances on future production. Additionally, $56 million, $69 million and $64 million were included in cost of goods sold in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016, respectively.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under the new provisions, all lessees will be reported on the balance sheet as a right-of-use asset and a liability for the obligation to make payments except for leases with a term of 12 months or less. The standard is effective for Bunge starting January 1, 2019 (see to Note 1 for further discussion on the impact of the adoption of this accounting standard).
27. SEGMENT INFORMATION
Bunge has five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, and the type and class of customer and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment primarily involves sugarcane growing and milling in Brazil, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the Fertilizer segment include its port operations in Brazil and Argentina and its blending and retail operations in Argentina.
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

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated(1)	Total
2018
Net sales to external customers	$32,206	$9,129	$1,691	$2,257	$460	$—	$45,743
Inter—segment revenues	4,641	161	—	19	2	(4,823)	—
Foreign exchange gains (losses)	(104)	—	2	7	(6)	—	(101)
Noncontrolling interests(1)	(14)	(12)	—	1	(2)	7	(20)
Other income (expense)—net	79	(8)	(3)	4	—	(24)	48
Segment EBIT(3)	645	122	90	(135)	39	(24)	737
Discontinued operations(2)	—	—	—	—	—	10	10
Depreciation, depletion and amortization	(257)	(153)	(58)	(146)	(8)	—	(622)
Investments in affiliates	406	—	—	45	—	—	451
Total assets	11,865	3,940	1,448	1,681	330	161	19,425
Capital expenditures	219	129	23	110	5	7	493
2017
Net sales to external customers	$31,741	$8,018	$1,575	$4,054	$406	$—	$45,794
Inter—segment revenues	4,323	154	5	45	4	(4,531)	—
Foreign exchange gains (losses)	85	3	(3)	11	(1)	—	95
Noncontrolling interests(1)	(9)	(8)	—	—	(2)	5	(14)
Other income (expense)—net	56	(7)	(5)	(4)	—	—	40
Segment EBIT(4)	256	126	63	(12)	3	—	436
Discontinued operations(2)	—	—	—	—	—	—	—
Depreciation, depletion and amortization	(267)	(105)	(61)	(164)	(12)	—	(609)
Investments in affiliates	411	—	—	50	—	—	461
Total assets	12,094	2,610	1,460	2,195	330	182	18,871
Capital expenditures	318	136	45	139	9	15	662
2016
Net sales to external customers	$30,061	$6,859	$1,647	$3,709	$403	$—	$42,679
Inter—segment revenues	3,867	115	9	13	—	(4,004)	—
Foreign exchange gains (losses)	(7)	(1)	(7)	9	(2)	—	(8)
Noncontrolling interests(1)	(21)	(13)	—	—	(2)	14	(22)
Other income (expense)—net	22	7	(4)	(16)	1	—	10
Segment EBIT(5)	875	112	131	(4)	29	—	1,143
Discontinued operations(2)	—	—	—	—	—	(9)	(9)
Depreciation, depletion and amortization	(236)	(94)	(62)	(143)	(12)	—	(547)
Investments in affiliates	325	—	—	48	—	—	373
Total assets	12,159	2,329	1,444	2,754	318	184	19,188
Capital expenditures	421	108	75	131	16	33	784

(1)	Includes the noncontrolling interests' share of interest and tax to reconcile to consolidated noncontrolling interests.

(2)	Represents net income (loss) from discontinued operations.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(3)
2018 EBIT includes a $16 million loss in the Sugar & Bioenergy segment and a $10 million loss in the Agribusiness segment, due to the dispositions of certain equity investments, which are recorded in other income (expense)-net. In addition, Bunge recorded pre-tax, impairment charges of $18 million, of which $7 million, $10 million and $1 million are in selling, general and administrative expenses, cost of goods sold and other income (expense)—net, respectively. Of these pre-tax impairment charges, $12 million was allocated to Agribusiness, $5 million to Sugar and Bioenergy and $1 million to Edible Oil Products.

(4)
2017 EBIT includes a $9 million gain related to the disposition of a subsidiary in the Agribusiness segment in Brazil, which is recorded in other income (expense)-net. In addition, Bunge recorded pre-tax, impairment charges of $52 million, of which $19 million, $16 million and $17 million are in selling, general and administrative expenses, cost of goods sold and other income (expense)—net, respectively. Of these pre-tax impairment charges, $41 million was allocated to Agribusiness, $7 million to Sugar and Bioenergy, $3 million to Edible Oil Products, and $1 million to Milling Products.

(5)
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
A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
Total segment EBIT from continuing operations	$737	$436	$1,143
Interest income	31	38	51
Interest expense	(339)	(263)	(234)
Income tax (expense) benefit	(179)	(56)	(220)
Income (loss) from discontinued operations, net of tax	10	—	(9)
Noncontrolling interests' share of interest and tax	7	5	14
Net income attributable to Bunge	$267	$160	$745
Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
Agricultural Commodity Products	$32,206	$31,741	$30,061
Edible Oil Products	9,129	8,018	6,859
Wheat Milling Products	1,037	988	1,079
Corn Milling Products	654	587	568
Sugar and Bioenergy Products	2,257	4,054	3,709
Fertilizer Products	460	406	403
Total	$45,743	$45,794	$42,679

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
Net sales to external customers:
Europe	$17,802	$16,313	$14,238
United States	9,955	10,128	10,239
Asia-Pacific	8,651	8,613	7,843
Brazil	5,553	7,040	6,604
Argentina	1,166	1,433	1,406
Canada	1,216	1,114	1,120
Rest of world	1,400	1,153	1,229
Total	$45,743	$45,794	$42,679

	Year Ended December 31,
(US$ in millions)	2018	2017	2016
Long-lived assets(1):
Brazil	$1,994	$2,406	$2,452
United States	1,561	1,267	1,249
Europe	1,912	1,485	1,107
Asia-Pacific	679	483	505
Canada	401	440	378
Argentina	161	216	189
Rest of world	382	341	320
Total	$7,090	$6,638	$6,200

(1)	Long-lived assets include property, plant and equipment, net, goodwill and other intangible assets, net, investments in affiliates and non-current assets held for sale.
The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers. The following tables provide a disaggregation of net sales to external customers between sales from contracts with customers and sales from other arrangements:

	Twelve Months Ended December 31, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$31,040	$1,818	$65	$1,568	$—	$34,491
Sales from contracts with customers	1,166	7,311	1,626	689	460	11,252
Net sales to external customers	$32,206	$9,129	$1,691	$2,257	$460	$45,743

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

28. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year
2018
Net sales	$10,641	$12,147	$11,412	$11,543	$45,743
Gross profit	384	542	918	422	2,266
Income (loss) from continuing operations	(17)	(17)	367	(56)	277
Income (loss) from discontinued operations, net of tax	(2)	7	7	(2)	10
Net income (loss)	(19)	(10)	374	(58)	287
Net income (loss) attributable to Bunge	(21)	(12)	365	(65)	267
Earnings (loss) per common share—basic(1)
Net income (loss) from continuing operations	$(0.20)	$(0.20)	$2.48	$(0.51)	$1.58
Net income (loss) from discontinued operations	(0.01)	0.05	0.05	(0.01)	0.07
Net income (loss) attributable to Bunge common shareholders	$(0.21)	$(0.15)	$2.53	$(0.52)	$1.65
Earnings (loss) per common share—diluted(1)
Net income (loss) from continuing operations	$(0.20)	$(0.20)	$2.39	$(0.51)	$1.57
Net income (loss) from discontinued operations	(0.01)	0.05	0.05	(0.01)	0.07
Net income (loss) attributable to Bunge common shareholders	$(0.21)	$(0.15)	$2.44	$(0.52)	$1.64

2017
Net sales	$11,121	$11,645	$11,423	$11,605	$45,794
Gross profit	460	354	489	462	1,765
Income (loss) from continuing operations	54	81	92	(53)	174
Income (loss) from discontinued operations, net of tax	(6)	6	—	—	—
Net income (loss)	48	87	92	(53)	174
Net income (loss) attributable to Bunge	47	81	92	(60)	160
Earnings (loss) per common share—basic(1)
Net income (loss) from continuing operations	$0.31	$0.48	$0.59	$(0.48)	$0.90
Net income (loss) from discontinued operations	(0.04)	0.04	—	—	—
Net income (loss) attributable to Bunge common shareholders	$0.27	$0.52	$0.59	$(0.48)	$0.90
Earnings (loss) per common share—diluted(1)
Net income (loss) from continuing operations	$0.31	$0.48	$0.59	$(0.48)	$0.89
Net income (loss) from discontinued operations	(0.04)	0.03	—	—	—
Net income (loss) attributable to Bunge common shareholders	$0.27	$0.51	$0.59	$(0.48)	$0.89

(1)
Earnings per share attributable to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2018 and 2017 may not equal the total computed for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated:	February 22, 2019	By:	/s/ THOMAS M. BOEHLERT Thomas M. Boehlert Chief Financial Officer

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 22, 2019	By:	/s/ GREGORY A. HECKMAN Gregory A. Heckman Acting Chief Executive Officer and Director
February 22, 2019	By:	/s/ THOMAS M. BOEHLERT Thomas Boehlert Chief Financial Officer
February 22, 2019	By:	/s/ J. MATT SIMMONS, JR. J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 22, 2019	By:	/s/ VINITA BALI Vinita Bali Director
February 22, 2019	By:	/s/ ENRIQUE H. BOILINI Enrique H. Boilini Director
February 22, 2019	By:	/s/ PAUL CORNET DE WAYS-RUART Paul Cornet De Ways-Ruart Director
February 22, 2019	By:	/s/ ANDREW FERRIER Andrew Ferrier Director
February 22, 2019	By:	/s/ PAUL FRIBOURG Paul Fribourg Director
February 22, 2019	By:	/s/ KATHLEEN W. HYLE Kathleen W. Hyle Director and Chair of the Board of Directors
February 22, 2019	By:	/s/ L. PATRICK LUPO L. Patrick Lupo Director
February 22, 2019	By:	/s/ JOHN E. MCGLADE John E. McGlade Director
February 22, 2019	By:	/s/ HENRY W. WINSHIP Henry W. Winship Director
February 22, 2019	By:	/s/ MARK N. ZENUK Mark N. Zenuk Director

S-2