Form 10-Q
period 2019-03-31
Bunge LTD
filed 2019-05-08
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value per share	BG	New York Stock Exchange
As of May 3, 2019 the number of shares issued of the registrant was:
Common shares, par value $.01 per share: 141,477,794

BUNGE LIMITED

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$9,938	$10,641
Cost of goods sold	(9,501)	(10,257)
Gross profit	437	384
Selling, general and administrative expenses	(305)	(344)
Interest income	7	8
Interest expense	(75)	(70)
Foreign exchange gains (losses)	(7)	—
Other income (expense) – net	31	24
Income (loss) from continuing operations before income tax	88	2
Income tax (expense) benefit	(38)	(19)
Income (loss) from continuing operations	50	(17)
Income (loss) from discontinued operations, net of tax	—	(2)
Net income (loss)	50	(19)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5)	(2)
Net income (loss) attributable to Bunge	45	(21)
Convertible preference share dividends	(8)	(8)
Net income (loss) available to Bunge common shareholders	$37	$(29)

Earnings per common share—basic (Note 19)
Net income (loss) from continuing operations	$0.26	$(0.20)
Net income (loss) from discontinued operations	—	(0.01)
Net income (loss) attributable to Bunge common shareholders	$0.26	$(0.21)

Earnings per common share—diluted (Note 19)
Net income (loss) from continuing operations	$0.26	$(0.20)
Net income (loss) from discontinued operations	—	(0.01)
Net income (loss) attributable to Bunge common shareholders	$0.26	$(0.21)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$50	$(19)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(29)	(12)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of nil in 2019 and ($1) in 2018	(23)	3
Reclassification of realized net (gains) losses to net income, net of tax expense (benefit) of nil in 2019 and nil in 2018	(1)	(4)
Pension adjustment, net of tax (expense) benefit of nil in 2019 and nil in 2018	—	(1)
Total other comprehensive income (loss)	(53)	(14)
Total comprehensive income (loss)	(3)	(33)
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	4	(5)
Total comprehensive income (loss) attributable to Bunge	$1	$(38)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$464	$389
Trade accounts receivable (less allowances of $117 and $113) (Note 14)	1,717	1,637
Inventories (Note 6)	5,938	5,871
Other current assets (Note 7)	3,120	3,171
Total current assets	11,239	11,068
Property, plant and equipment, net	5,197	5,201
Operating lease assets (Note 4)	1,010	—
Goodwill	723	727
Other intangible assets, net	657	697
Investments in affiliates	463	451
Deferred income taxes	425	458
Other non-current assets (Note 8)	821	823
Total assets	$20,535	$19,425
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,733	$750
Current portion of long-term debt (Note 13)	414	419
Trade accounts payable (includes $846 and $441 carried at fair value)	3,841	3,501
Current operating lease obligations (Note 4)	225	—
Other current liabilities (Note 10)	1,840	2,502
Total current liabilities	8,053	7,172
Long-term debt (Note 13)	3,821	4,203
Deferred income taxes	323	356
Non-current operating lease obligations (Note 4)	739	—
Other non-current liabilities	874	892
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest (Note 17)	421	424
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2019 - 6,899,683 shares and 2018 - 6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2019 – 141,469,061 shares, 2018 – 141,111,081 shares	1	1
Additional paid-in capital	5,284	5,278
Retained earnings	8,045	8,059
Accumulated other comprehensive income (loss) (Note 18)	(7,000)	(6,935)
Treasury shares, at cost - 2019 and 2018 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	6,100	6,173
Noncontrolling interests	204	205
Total equity	6,304	6,378
Total liabilities, redeemable noncontrolling interest and equity	$20,535	$19,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$50	$(19)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	9	2
Foreign exchange loss on net debt	37	33
Bad debt expense	7	10
Depreciation, depletion and amortization	139	142
Share-based compensation expense	4	7
Deferred income tax (benefit)	(3)	(15)
Other, net	12	2
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(128)	47
Inventories	(94)	(1,466)
Secured advances to suppliers	(31)	(110)
Trade accounts payable and accrued liabilities	248	268
Advances on sales	(97)	(93)
Net unrealized gains and losses on derivative contracts	(370)	435
Margin deposits	102	(187)
Marketable securities	(36)	(153)
Beneficial interest in securitized trade receivables	(244)	(663)
Other, net	(7)	(13)
Cash provided by (used for) operating activities	(402)	(1,773)
INVESTING ACTIVITIES
Payments made for capital expenditures	(119)	(105)
Acquisitions of businesses (net of cash acquired)	—	(968)
Proceeds from investments	37	336
Payments for investments	(193)	(620)
Settlement of net investment hedges	(51)	10
Proceeds from beneficial interest in securitized trade receivables	275	662
Payments for investments in affiliates	(4)	(16)
Other, net	14	(6)
Cash provided by (used for) investing activities	(41)	(707)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	1,193	931
Proceeds from short-term debt with maturities greater than 90 days	9	53
Repayments of short-term debt with maturities greater than 90 days	(214)	—
Proceeds from long-term debt	978	2,560
Repayments of long-term debt	(1,376)	(1,296)
Proceeds from the exercise of options for common shares	5	4
Dividends paid to common and preference shareholders	(79)	(73)
Other, net	(3)	(5)
Cash provided by (used for) financing activities	513	2,174
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6	(7)
Net increase (decrease) in cash and cash equivalents and restricted cash	76	(313)
Cash and cash equivalents and restricted cash - beginning of period	393	605
Cash and cash equivalents and restricted cash - end of period	$469	$292
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2019	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
Net income (loss)	5	—	—	—	—	—	45	—	—	—	45
Other comprehensive income (loss)	(8)	—	—	—	—	—	—	(44)	—	(1)	(45)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(1)	(1)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	—	4	—	—	—	—	4
Impact of adoption of new accounting standards (1)	—	—	—	—	—	—	21	(21)	—	—	—
Issuance of common shares, including stock dividends	—	—	—	357,980	—	2	(1)	—	—	—	1
Balance, March 31, 2019	$421	6,899,683	$690	141,469,061	$1	$5,284	$8,045	$(7,000)	$(920)	$204	$6,304

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2018	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
Net income (loss)	—	—	—	—	—	—	(21)	—	—	2	(19)
Other comprehensive income (loss)	4	—	—	—	—	—	—	(17)	—	3	(14)
Dividends on common shares, $0.46 per share	—	—	—	—	—	—	(65)	—	—	—	(65)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(2)	(2)
Acquisition of noncontrolling interest	466	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	7	—	—	—	—	7
Impact of adoption of new accounting standards	—	—	—	—	—	—	21	—	—	—	21
Issuance of (conversion to) common shares	—	—	—	257,199	—	—	—	—	—	—	—
Balance, March 31, 2018	$470	6,899,700	$690	140,904,028	$1	$5,233	$8,008	$(5,947)	$(920)	$212	$7,277
(1) See Note 2 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2018 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, forming part of Bunge’s 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.

Cash, Cash Equivalents, and Restricted Cash
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

(US$ in millions)	March 31, 2019	March 31, 2018
Cash and cash equivalents	$464	$287
Restricted cash included in other current assets	5	5
Total	$469	$292
Statement of Cash Flows
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Subsequent to the Company's initial adoption of ASU 2016-15, additional interpretative guidance was released by the SEC in the third quarter of 2018 that clarified the method to be used for calculating the cash received from payments on the deferred purchase price of securitized receivables. This additional guidance indicated that an entity must evaluate daily transaction activity to calculate the value of cash received from payments on the deferred purchase price. The company has applied this guidance on a retrospective basis, effective with the Form 10-Q for the quarterly period ended September 30, 2018, which resulted in additional reclassification of cash inflows from operating activities to cash inflows from investing activities. Therefore, the condensed consolidated statement of cash flows for the three months ended March 31, 2018 and certain amounts in Note 14, Trade Receivables Securitization Program, have been revised to reflect this change.

2.	ACCOUNTING PRONOUNCEMENTS
The below outlines updates on certain previously disclosed ASUs.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses ("CECL") model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The new guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. Bunge is evaluating the impact of this standard on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842). Under the new provisions, all leases, except short-term leases, are recognized on the balance sheet as right-of-use assets and lease liabilities for the obligation to make payments under such leases. Bunge has elected the amended transition approach provided by ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to apply the guidance as of the date of initial application by recognizing a cumulative-effect adjustment to opening retained earnings, with no retrospective adjustments. The Company also elected the package of practical expedients that permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs, as well as the practical expedient to not separate lease components from non-lease components in accounting for all classes of underlying assets. Upon adoption, the Company recorded $1,006 million of operating lease assets and $962 million of operating lease liabilities. Included in Operating lease assets at January 1, 2019 was $44 million of prepaid lease balances that were reclassified from Other non-current assets.
On January 1, 2019 the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income ("AOCI") to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"). Consequently, the ASU eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because this ASU only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company's stranded tax effects relate to unrecognized costs associated with certain pension plans for which the tax benefit was initially recorded to AOCI. Absent this ASU, the Company's policy is to release stranded tax effects upon the pension plans' termination. Upon the adoption of this ASU, the Company elected to reclassify the income tax effects of the Tax Act, resulting in a decrease to AOCI and an increase to retained earnings of $21 million.

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

The table below sets forth, by segment, the types of costs recorded for the Global Competitiveness Program.

	Three Months Ended March 31,
	2019				2018
(US$ in millions)	Severance and Other Employee Benefit Costs	Consulting and Professional Services	Other Program Costs	Total Program Costs	Severance and Other Employee Benefit Costs	Consulting and Professional Services	Total Program Costs
Agribusiness Segment	$2	$2	$1	$5	$5	$6	$11
Edible Oils Segment	1	1	—	2	1	1	2
Milling Segment	—	—	—	—	1	1	2
Sugar and Bioenergy Segment	(1)	—	—	(1)	—	1	1
Total	$2	$3	$1	$6	$7	$9	$16
In addition to the above charges, nil and $1 million of severance and other employee benefit costs were recorded related to other industrial productivity initiatives for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019 and 2018 costs recorded above, nil and $3 million, respectively, were recorded in Cost of goods sold and $6 million and $14 million, respectively, were recorded in Selling, general and administrative expenses.

Bunge's liability associated with the Global Competitiveness Program and other associated initiatives is primarily comprised of accruals for severance and other employee benefit costs. The following table sets forth the activity affecting the liability for severance and other employee benefit costs related to the Global Competitiveness Program and other associated initiatives, which is recorded in Other current liabilities on the condensed consolidated balance sheet.

(US$ in millions)	Severance and Other Employee Benefit Costs
Balance at January 1, 2019	$3
Charges incurred	2
Cash payments	(2)
Balance at March 31, 2019	$3

In addition to the cash charges described above, the Company's restructuring initiatives may include the sale or disposal of long-lived assets and rationalization of certain investments. As Bunge continues to review its opportunities, certain gains and charges may be recorded in earnings, including those related to the disposal of assets or investments. For the three months ended March 31, 2019 and 2018, nil and $1 million, respectively, of such gains have been recognized.

4.     LEASES
Bunge routinely leases storage facilities, transportation equipment, land, and office facilities which are typically classified as operating leases. The accounting for some of Bunge's leases may require significant judgment when determining whether a contract is or contains a lease, the lease term, and the likelihood of renewal or termination options. Leases with an initial term of more than 12 months are recognized on the balance sheet as right-of-use assets (Operating lease assets) and lease liabilities for the obligation to make payments under such leases (Current operating lease obligations and Non-current operating lease obligations). As of the lease commencement date, the lease liability is initially measured as the present value of lease payments not yet paid. The lease asset is initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement (e.g., prepaid rent), lease incentives, and any initial direct costs. Over time, the lease liability is reduced for lease payments made and the lease asset is reduced through expense, classified as either Cost of goods sold or Selling, general and administrative expense depending upon the nature of the lease. Lease assets are subject to review for impairment in a manner consistent with Property, plant and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet, and lease expense for these short-term leases is recognized on a straight-line basis over the lease term.
The Company’s leases range in length of term, with an average remaining lease term of 6.4 years, but with certain land leases continuing for up to 94 years. Additionally, certain leases contain renewal options that can extend the lease term up to an additional 5 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive to the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of March 31, 2019, such weighted average discount rate was 6.8%.
Certain of the Company’s freight supply agreements for ocean freight vessels and rail cars, as well as land leases associated with agricultural partnership agreements for the production of sugarcane, may include rental payments that are variable in nature. Variable payments on time charter agreements for ocean freight vessels under freight supply agreements are dependent on then current market daily hire rates. Variable payments for certain rail cars can be based on volumes, and in some cases, benchmark interest rates. Payments under the Company's agricultural partnership agreements in Brazil are dependent on the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced, and the price for each kilogram of ATR as determined by Consecana, the state of São Paulo sugarcane, sugar and ethanol council. Such variable payments are not included in the calculation of the associated operating lease asset or liability subsequent to the inception date of the associated lease and are recorded as expense in the period in which the adjustment to the variable payment obligation is incurred. Certain of the Company’s lease agreements related to railcars and barges contain residual value guarantees (see Note 16, Commitments and Contingencies). None of the Company’s lease agreements contain material restrictive covenants.

The components of lease expense were as follows:

(US$ in millions)	Three Months Ended March 31, 2019
Operating lease cost	$80
Short-term lease cost	152
Variable lease cost	3
Sublease income	(30)
Total lease cost	$205

Supplemental cash flow information related to leases was as follows:

(US$ in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79
Supplemental noncash information:
Right-of-use assets obtained in exchange for lease obligations	$70

Maturities of lease liabilities for operating leases as of March 31, 2019, are as follows:

(US$ in millions)
Remaining in 2019	$215
2020	237
2021	197
2022	157
2023	117
Thereafter	289
Total lease payments (1)	1,212
Less imputed interest	248
Present value of lease liabilities	$964

(1) Minimum lease payments have not been reduced by minimum sublease income receipts of $42 million due in future periods under non-cancelable subleases. Non-cancelable subleases primarily relate to an agreement with a third party for the use of a portion of a port terminal facility with a remaining sublease term of approximately 5 years, as well as an agreement with an unconsolidated joint venture in which Bunge subleases rail cars with remaining sublease terms of approximately three to four years. Additionally, Bunge may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

As of March 31, 2019, the Company has additional operating leases for freight supply agreements on ocean freight vessels, that have not yet commenced, of $162 million. These operating leases will commence in 2019 and 2020, with lease terms of up to seven years.

Prior year lease disclosures
The following pertains to previously disclosed information from Note 21, Commitments and contingencies and Note 26, Lease commitments, contained in Bunge's 2018 Annual Report on Form 10-K, which incorporates information about leases now in scope of ASC 842, Leases, disclosed above.
Operating lease for storage facilities, transportation equipment and office facilities—Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial term of one year or more at December 31, 2018 are as follows:

(US$ in millions)
2019	$134
2020	107
2021	84
2022	58
2023	48
Thereafter	126
Total (1)	$557
(1) Minimum lease payments have not been reduced by minimum sublease income receipts of $43 million due in future periods under non-cancelable subleases.
Freight Supply Agreements—In the ordinary course of business, Bunge enters into time charter agreements for the use of ocean freight vessels for the purpose of transporting agricultural commodities. In addition, Bunge sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements generally range from two months to approximately seven years. Future minimum payment obligations due under these agreements as of December 31, 2018 are as follows:

(US$ in millions)
2019	$172
2020 and 2021	176
2022 and 2023	121
2024 and thereafter	37
Total	$506

5.    TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its trade flows across its operating regions. For the three months ended March 31, 2019 and 2018, net returns from these activities were $5 million and $8 million, respectively, and were included as a reduction of cost of goods sold in the accompanying condensed consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”), each based on an underlying commodity trade flow, from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
As of March 31, 2019 and December 31, 2018, time deposits and LCs of $4,543 million and $4,729 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At March 31, 2019 and December 31, 2018, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.82% and 3.76%, respectively. During the three months ended March 31, 2019 and 2018, total net proceeds from issuances of LCs were $1,117 million and $1,488 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

6.	INVENTORIES
Inventories by segment are presented below. Readily marketable inventories (“RMI”) are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms.  Bunge engages in trading and distribution, or merchandising activities, and part of RMI can be attributable to such activities and is not held for processing. All other inventories are carried at lower of cost or net realizable value.

(US$ in millions)	March 31, 2019	December 31, 2018
Agribusiness (1)	$4,623	$4,551
Edible Oil Products (2)	731	742
Milling Products	243	220
Sugar and Bioenergy (3)	253	280
Fertilizer	88	78
Total	$5,938	$5,871

(1)
Includes RMI of $4,372 million and $4,365 million at March 31, 2019 and December 31, 2018, respectively.  Of these amounts, $3,360 million and $3,300 million can be attributable to merchandising activities at March 31, 2019 and December 31, 2018, respectively.

(2)	Includes RMI of $97 million and $88 million at March 31, 2019 and December 31, 2018, respectively.

(3)
Includes RMI of $33 million and $79 million at March 31, 2019 and December 31, 2018, respectively. Of these amounts, $27 million and $74 million can be attributable to merchandising activities at March 31, 2019 and December 31, 2018, respectively.

7.	OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	March 31, 2019	December 31, 2018
Unrealized gains on derivative contracts, at fair value	$1,014	$1,071
Prepaid commodity purchase contracts (1)	238	253
Secured advances to suppliers, net (2)	301	257
Recoverable taxes, net	473	500
Margin deposits	248	348
Marketable securities, at fair value, and other short-term investments	343	162
Deferred purchase price receivable, at fair value (3)	97	128
Income taxes receivable	48	102
Prepaid expenses	144	165
Other	214	185
Total	$3,120	$3,171

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of $1 million at March 31, 2019 and $1 million at December 31, 2018.

Interest earned on secured advances to suppliers of $7 million and $10 million for the three months ended March 31, 2019 and 2018, respectively, is included in net sales in the condensed consolidated statements of income.

(3)	Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s trade receivables securitization program (see Note 14).
Marketable Securities and Other Short-Term Investments - Bunge invests in foreign government securities, corporate debt securities, deposits, and other securities. The following is a summary of amounts recorded in the condensed consolidated balance sheets for marketable securities and other short-term investments.

(US$ in millions)	March 31, 2019	December 31, 2018
Foreign government securities	$61	$55
Corporate debt securities	115	91
Certificates of deposit/time deposits	164	15
Other	3	1
Total	$343	$162
As of March 31, 2019, total marketable securities and other short-term investments includes $176 million that are recorded at fair value and $167 million of other short-term investments. As of December 31, 2018, total marketable securities and other short-term investments includes $144 million that are recorded at fair value and $18 million as other short-term investments. Due to the short-term nature of these investments, carrying value approximates fair value.

8.	OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	March 31, 2019	December 31, 2018
Recoverable taxes, net (1)	$156	$112
Judicial deposits (1)	116	115
Other long-term receivables	6	8
Income taxes receivable (1)	230	221
Long-term investments	85	91
Affiliate loans receivable	29	29
Long-term receivables from farmers in Brazil, net (1)	91	93
Other	108	154
Total	$821	$823

(1)	These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take several years.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $27 million and $27 million at March 31, 2019 and December 31, 2018, respectively.
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
Long-term receivables from farmers in Brazil, net - Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers. Certain of such long-term receivables from farmers are originally recorded in other current assets as prepaid commodity contracts or secured advances to suppliers (see Note 7) and reclassified to other non-current assets when collection issues with farmers arise and amounts become past due and resolution of matters is expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2019 and the year ended December 31, 2018 was $203 million and $215 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2019		December 31, 2018
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$105	$90	$105	$89
Renegotiated amounts (2)	15	15	17	17
For which no allowance has been provided:
Legal collection process (1)	48	—	51	—
Renegotiated amounts (2)	9	—	10	—
Other long-term receivables	19	—	16	—
Total	$196	$105	$199	$106

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended March 31,
(US$ in millions)	2019	2018
Beginning balance	$106	$113
Bad debt provisions	1	4
Recoveries	(1)	(1)
Foreign exchange translation	(1)	—
Ending balance	$105	$116

9.	INCOME TAXES
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

For the three months ended March 31, 2019 and 2018, income tax expense related to continuing operations was $38 million and $19 million, respectively. The effective tax rates for the first quarters of 2019 and 2018 were higher than the U.S. statutory rate of 21% primarily due to an unfavorable earnings mix associated with pretax losses in certain jurisdictions.
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

10.	OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	March 31, 2019	December 31, 2018
Unrealized losses on derivative contracts, at fair value	$763	$1,192
Accrued liabilities	517	618
Advances on sales	310	405
Other	250	287
Total	$1,840	$2,502

11.	FAIR VALUE MEASUREMENTS
The fair value standard describes three levels within its hierarchy that may be used to measure fair value.

Level	Description	Financial Instrument (Assets / Liabilities)
Level 1	Quoted price (unadjusted) in active markets for identical assets or liabilities.	Exchange traded derivative contracts. Marketable securities in active markets.
Level 2
Observable inputs, including adjusted Level 1 quotes, quoted prices for similar assets or liabilities, quoted prices in markets that are less active than traded exchanges and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Readily marketable inventories.

Over-the-counter (‘‘OTC’’) commodity purchase and sale contracts.

OTC derivatives whose value is determined using pricing models with inputs that are generally based on exchange traded prices, adjusted for location specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

Marketable securities in less active markets.

Level 3	Unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities.
Assets and liabilities whose value is determined using proprietary pricing models, discounted cash flow methodologies or similar techniques.

Assets and liabilities for which the determination of fair value requires significant management judgment or estimation.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy. Bunge’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.
Bunge’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period.
For a further definition of fair value and the associated fair value levels, refer to the Financial Instruments and Fair Value Measurements footnote included in Bunge's 2018 Annual Report on Form 10-K.

The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2019				December 31, 2018
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$3,869	$633	$4,502	$—	$4,286	$246	$4,532
Unrealized gain on derivative contracts (1):
Interest rate	—	19	—	19	—	6	—	6
Foreign exchange	—	443	—	443	—	473	—	473
Commodities	64	422	27	513	128	407	18	553
Freight	15	—	4	19	6	—	6	12
Energy	34	—	—	34	30	—	—	30
Credit	—	1	—	1	—	—	—	—
Deferred purchase price receivable (Note 14)	—	97	—	97	—	128	—	128
Other (2)	96	100	—	196	67	98	—	165
Total assets	$209	$4,951	$664	$5,824	$231	$5,398	$270	$5,899
Liabilities:
Trade accounts payable (3)	$—	$449	$397	$846	$—	$394	$47	$441
Unrealized loss on derivative contracts (4):
Interest rate	—	24	—	24	—	42	—	42
Foreign exchange	—	398	—	398	—	499	—	499
Commodities	49	229	26	304	152	446	23	621
Freight	21	—	5	26	13	—	6	19
Energy	26	—	2	28	43	—	1	44
Equity	1	—	—	1	—	—	—	—
Total liabilities	$97	$1,100	$430	$1,627	$208	$1,381	$77	$1,666

(1)
Unrealized gains on derivative contracts are generally included in other current assets. There were $15 million and $3 million included in other non-current assets at March 31, 2019 and December 31, 2018, respectively.

(2)	Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(3)	These payables are hybrid financial instruments for which Bunge has elected the fair value option.

(4)
Unrealized losses on derivative contracts are generally included in other current liabilities. There are $18 million and $33 million included in other non-current liabilities at March 31, 2019 and December 31, 2018, respectively.

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
Derivatives—Exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Bunge’s exchange-traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. Bunge's forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below. Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
OTC derivative contracts include swaps, options and structured transactions that are generally fair valued using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market.
Level 3 Measurements
The following relates to Level 3 measurements. An instrument may transfer into or out of Level 3 due to inputs becoming either observable or unobservable.
Level 3 Readily marketable inventories and other—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sale contracts, and trade accounts payable, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, Bunge uses proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the price of these unobservable inputs alone would not have a material effect on Bunge's financial statements as these contracts do not typically exceed one future crop cycle.
Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations.
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019 and 2018.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended March 31, 2019
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2019	$246	$(6)	$(47)	$193
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	37	2	5	44
Purchases	699	—	(361)	338
Sales	(570)	—	—	(570)
Issuances	—	—	—	—
Settlements	—	1	(21)	(20)
Transfers into Level 3	276	1	27	304
Transfers out of Level 3	(55)	—	—	(55)
Balance, March 31, 2019	$633	$(2)	$(397)	$234

1)
Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $37 million, $6 million and $5 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2019.

	Three Months Ended March 31, 2018
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2018	$365	$2	$(116)	$251
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	63	(3)	10	70
Purchases	613	9	(248)	374
Sales	(279)	—	—	(279)
Issuances	—	(9)	—	(9)
Settlements	—	8	40	48
Transfers into Level 3	124	(2)	(3)	119
Transfers out of Level 3	(26)	—	—	(26)
Balance, March 31, 2018	$860	$5	$(317)	$548
1) Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $(3) million, $(12) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2018.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Bunge uses derivative instruments to manage several market risks, such as interest rate, foreign currency rate, and commodity risk. Some of those hedges Bunge enter into qualify for hedge accounting in the financial statements (Hedge Accounting Derivatives) and some, while intended as economic hedges, do not qualify (Economic Hedge Derivatives). As these impact the financial statements in different ways, they are discussed separately below.
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
Fair value hedges - These derivatives are used to hedge the effect of interest rate and currency exchange rate changes on certain long-term debt. Under hedge accounting, the derivative is measured at fair value and the carrying value of hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings. In other words, the earnings effect of an increase in the fair value of the derivative will be substantially offset by the earnings effect of the increase in the carrying value of the hedged debt. The net impact of hedge accounting for interest rate swaps is recognized in Interest expense. For cross currency swaps the changes in currency risk on the derivative are recognized in Foreign exchange gains (losses), and the changes in interest rate risk are recognized in Interest expense. Changes in basis risk are held in Accumulated other comprehensive income (loss) until realized through the coupon.
Cash flow hedges of currency risk - Bunge manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold or Selling, general and administrative expenses. These hedges mature at various times through November 2020. Of the amount currently in Accumulated other comprehensive income (loss), $0 million is expected to be reclassified to earnings in the next twelve months.
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
The table below provides information about the balance sheet values of hedged items and the notional amount of derivatives used in hedging strategies. The notional amount of the derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of Bunge’s level of activity. Bunge discloses derivative notional amounts on a gross basis.

(US$ in millions)	March 31, 2019	December 31, 2018
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,238	$2,229
Cumulative adjustment to long-term debt from application of hedge accounting	$(3)	$(29)
Interest rate swap - notional amount	$2,249	$2,266

Fair value hedges of currency risk
Carrying value of hedged debt	$311	$312
Cross currency swap - notional amount	$312	$313

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$81	$50

Net investment hedges
Foreign currency forward - notional amount	$1,503	$1,888
Carrying value of non-derivative hedging instrument	$895	$912
Economic Hedge Derivatives - In addition to using derivatives in qualifying hedge relationships, Bunge enters into derivatives to economically hedge its exposure to a variety of market risks it incurs in the normal course of operations.
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
Agricultural commodity derivatives are used primarily to manage the Company's inventory and forward purchase and sales contracts. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
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
The table below summarizes the volume of economic derivatives as of March 31, 2019 and December 31, 2018. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	March 31,		December 31,
	2019		2018		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$6,822	$(87)	$3,349	$(111)	$ Notional
Futures	$3	$—	$—	$—	$ Notional
FRAs	$—	$(258)	$139	$(149)	$ Notional
Currency
Forwards	$11,604	$(12,199)	$13,713	$(13,701)	$ Notional
Swaps	$94	$(144)	$127	$(535)	$ Notional
Futures	$22	$—	$—	$(16)	$ Notional
Options	$471	$(533)	$869	$(919)	Delta
Agricultural commodities
Forwards	24,713,267	(29,186,825)	25,523,840	(29,314,930)	Metric Tons
Swaps	301,820	(8,173,465)	—	(9,908,728)	Metric Tons
Futures	5,053,778	—	4,136,525	—	Metric Tons
Options	—	(33,979)	718,709	—	Metric Tons
Ocean freight
FFA	—	(89)	—	(90)	Hire Days
FFA options	148	—	302	—	Hire Days
Natural gas
Swaps	1,169,194	—	1,205,687	—	MMBtus
Futures	1,818,332	—	2,268,190	—	MMBtus
Energy - other
Forwards	5,534,290	—	5,536,290	—	Metric Tons
Futures	8,541	—	—	(29,367)	Metric Tons
Swaps	185,400	—	188,800	—	Metric Tons
Other
Swaps and futures	$205	$(4,377)	$52	$—	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The table below summarizes the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2019 and 2018.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)		2019	2018
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$1	$—

Cost of goods sold
Hedge accounting	Foreign currency	$—	$—
Economic hedges	Foreign currency	75	(35)
	Commodities	138	(260)
	Other (1)	28	(7)
Total Cost of goods sold		$241	$(302)

Interest expense
Hedge accounting	Interest rate	$(3)	$2
Economic hedges	Interest rate	(3)	—
Total Interest expense		$(6)	$2

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(1)	$3
Economic hedges	Foreign currency	38	(3)
Total Foreign exchange gains (losses)		$37	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$—	$2
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(38)	$19
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$17	$(17)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(2)	$(1)

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$1	$3
(1) Other includes the results from freight, energy and other derivatives.

13.	DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At March 31, 2019, there were $596 million of borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At March 31, 2019, there was $275 million outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $862 million in short-term borrowings outstanding under local bank lines of credit at March 31, 2019 to support working capital requirements.
At March 31, 2019, Bunge had $4,319 million of unused and available borrowing capacity under its committed credit facilities totaling $5,015 million with a number of lending institutions.
The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2019		December 31, 2018
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,235	$4,251	$4,622	$4,584

14.	TRADE RECEIVABLES SECURITIZATION PROGRAM
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers that provides for funding of receivables sold into the Program. On February 19, 2019, Bunge exercised a portion of the $300 million accordion feature under the Program to increase the aggregate size of the facility by $100 million from $700 million to an aggregate of $800 million.

(US$ in millions)	March 31, 2019	December 31, 2018
Receivables sold which were derecognized from Bunge's balance sheet	$769	$826
Deferred purchase price included in other current assets	$97	$128

The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Three Months Ended March 31,
(US$ in millions)	2019	2018
Gross receivables sold	$2,258	$2,322
Proceeds received in cash related to transfer of receivables	$2,101	$2,164
Cash collections from customers on receivables previously sold	$1,875	$2,414
Discounts related to gross receivables sold included in SG&A	$4	$3

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

15.	RELATED PARTY TRANSACTIONS
Notes receivable - Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $20 million at March 31, 2019, which matures in June 2019, with interest based on CDI, the average overnight interbank loan rate in Brazil.
Bunge holds a note receivable from Bunge SCF Grain LLC, a 50% equity method investment in the U.S., with a carrying value of $7 million at March 31, 2019, which matures on March 31, 2023, with an interest rate based on LIBOR.
In addition, Bunge held notes receivables from other related parties totaling $3 million at March 31, 2019.
Notes payable - Bunge holds a note payable with Bunge SCF Grain LLC with a carrying value of $18 million at March 31, 2019. This note matures on March 31, 2023 with a variable interest rate of 2.49%.

Other - Bunge purchased soybeans, and other agricultural commodity products from certain of its unconsolidated investees and other related parties totaling $354 million and $271 million for the three months ended March 31, 2019 and 2018, respectively. Bunge also sold soybeans and other agricultural commodity products to certain of its unconsolidated investees and other related parties totaling $110 million and $94 million for the three months ended March 31, 2019 and 2018, respectively. In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port services, administrative support, and other services. During the three months ended March 31, 2019 and 2018, Bunge received services totaling $24 million and $25 million, respectively, and provided services of $4 million and $3 million, respectively. Bunge believes all transaction values to be similar to those that would be conducted with third parties.
At March 31, 2019 and December 31, 2018, Bunge had approximately $26 million and $28 million of receivables from these related parties included in trade accounts receivable in the condensed consolidated balance sheets as of those dates. In addition, at March 31, 2019 and December 31, 2018, Bunge had approximately $58 million and $26 million of payables to these related parties included in trade accounts payable in the condensed consolidated balance sheets as of those dates.

16.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to its general claims and lawsuits when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility of an adverse impact on Bunge’s position in the period the uncertainties are resolved whereby the settlement of the identified contingencies could exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at March 31, 2019 and December 31, 2018 are the following amounts related to these matters:

(US$ in millions)	March 31, 2019	December 31, 2018
Non-income tax claims	$92	$94
Labor claims	76	78
Civil and other claims	94	95
Total	$262	$267
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
On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. In the fourth quarter of 2018, Bunge participated in an amnesty program in the Brazilian state of Rio Grande do Sul, which resulted in a discounted settlement of certain cases. As of March 31, 2019, the liability was reduced to 243 million Brazilian reais (approximately $63 million).
As of March 31, 2019, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued the outstanding claims (including applicable interest and penalties) as of:

(US$ in millions)	Years Examined	March 31, 2019	December 31, 2018
ICMS	1990 to Present	$264	$264
PIS/COFINS	2004 through 2015	$230	$231
Argentina Export Tax
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings, and claims related to its activities. During 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of March 31, 2019, totaled approximately $301 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.
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
Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2019:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1) (2)	$310
Residual value guarantee (3)	264
Total	$574

(1)
Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, a Bunge subsidiary has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at March 31, 2019, Bunge's potential liability was $147 million and it has recorded a $19 million obligation related to these guarantees.

(2)
Bunge has issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees.

At March 31, 2019, Bunge's maximum potential future payments under these guarantees was $64 million, and no obligation has been recorded related to these guarantees.

(3)
Bunge has issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At March 31, 2019, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4, Leases).

Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly‑owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its 100% owned subsidiaries.  At March 31, 2019, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $5,302 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V.  There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

17.    REDEEMABLE NONCONTROLLING INTEREST
In connection with the acquisition of a 70% ownership interest in IOI Loders Croklaan ("Loders"), the Company has entered into a put/call arrangement with the Loders minority shareholder and may be required or elect to purchase the additional 30% ownership interest in Loders within a specified time frame.
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

18.	EQUITY
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(6,637)	$(145)	$(153)	$(6,935)
Other comprehensive income (loss) before reclassifications	(20)	(23)	—	(43)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	(21)	(22)
Balance, March 31, 2019	$(6,657)	$(169)	$(174)	$(7,000)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(5,547)	$(244)	$(140)	$1	$(5,930)
Other comprehensive income (loss) before reclassifications	(15)	3	(1)	—	(13)
Amount reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(1)	(4)
Balance, March 31, 2018	$(5,562)	$(244)	$(141)	$—	$(5,947)

19.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(US$ in millions, except for share data)	2019	2018
Income (loss) from continuing operations	$50	$(17)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5)	(2)
Income (loss) from continuing operations attributable to Bunge	45	(19)
Convertible preference share dividends	(8)	(8)
Income (loss) from discontinued operations, net of tax	—	(2)
Net income (loss) available to Bunge common shareholders - Basic	37	(29)
Add back convertible preference share dividends	—	—
Net income (loss) available to Bunge common shareholders - Diluted	$37	$(29)

Weighted-average number of common shares outstanding:
Basic	141,205,004	140,736,907
Effect of dilutive shares:
—stock options and awards (1)	353,766	—
—convertible preference shares (2)	—	—
Diluted	141,558,770	140,736,907

Basic earnings per common share:
Net income (loss) from continuing operations	$0.26	$(0.20)
Net income (loss) from discontinued operations	—	(0.01)
Net income (loss) attributable to Bunge common shareholders—basic	$0.26	$(0.21)

Diluted earnings per common share:
Net income (loss) from continuing operations	$0.26	$(0.20)
Net income (loss) from discontinued operations	—	(0.01)
Net income (loss) attributable to Bunge common shareholders—diluted	$0.26	$(0.21)

(1)
The weighted-average common shares outstanding-diluted excludes approximately 5 million and 7 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended March 31, 2019 and 2018, respectively.

(2)
Weighted-average common shares outstanding-diluted for the three months ended March 31, 2019 and 2018 excludes approximately 8 million and 8 million, respectively, weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares, respectively.

20.	SEGMENT INFORMATION
Bunge has five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, and the type and class of customer and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment involves sugarcane growing and milling in Brazil, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The Fertilizer segment includes its port operations in Brazil and Argentina and its blending and retail operations in Argentina.
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

	Three Months Ended March 31, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Unallocated (1)	Total
Net sales to external customers	$6,919	$2,239	$426	$285	$69	$—	$9,938
Inter–segment revenues	1,168	32	—	—	1	(1,201)	—
Foreign exchange gains (losses)	(8)	2	2	(3)	—	—	(7)
Noncontrolling interests (1)	2	(6)	—	(1)	—	—	(5)
Other income (expense) – net	32	1	(1)	—	(1)	—	31
Segment EBIT (2)	109	48	17	(24)	1	—	151
Depreciation, depletion and amortization	(63)	(40)	(14)	(20)	(2)	—	(139)
Total assets	12,681	3,990	1,528	1,843	333	160	20,535

	Three Months Ended March 31, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Discontinued Operations & Unallocated (1)	Total
Net sales to external customers	$7,462	$2,149	$409	$563	$58	$—	$10,641
Inter–segment revenues	1,066	37	—	18	—	(1,121)	—
Foreign exchange gains (losses)	—	(1)	2	1	(2)	—	—
Noncontrolling interests (1)	—	(3)	—	1	(1)	1	(2)
Other income (expense) – net	24	(3)	—	2	1	—	24
Segment EBIT (2)	42	28	17	(24)	(2)	—	61
Discontinued operations (3)	—	—	—	—	—	(2)	(2)
Depreciation, depletion and amortization	(67)	(32)	(15)	(26)	(2)	—	(142)
Total assets	14,531	4,346	1,608	2,124	297	178	23,084

(1)	Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest.

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

(3)	Represents net income (loss) from discontinued operations.

A reconciliation of total Segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended March 31,
(US$ in millions)	2019	2018
Total Segment EBIT from continuing operations	$151	$61
Interest income	7	8
Interest expense	(75)	(70)
Income tax (expense) benefit	(38)	(19)
Income (loss) from discontinued operations, net of tax	—	(2)
Noncontrolling interests' share of interest and tax	—	1
Net income (loss) attributable to Bunge	$45	$(21)

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

	Three Months Ended March 31, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	6,717	459	15	205	—	7,396
Sales from contracts with customers	$202	$1,780	$411	$80	$69	$2,542
Net sales to external customers	6,919	2,239	426	285	69	9,938

	Three Months Ended March 31, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	7,138	423	12	451	—	8,024
Sales from contracts with customers	$324	$1,726	$397	$112	$58	$2,617
Net sales to external customers	7,462	2,149	409	563	58	10,641

Cautionary Statement Regarding Forward Looking Statements
This report contains both historical and forward looking statements.  All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act).  These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities.  We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions.  These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements.  The following important factors, among others, could cause actual results to differ from these forward-looking statements: industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products used in our business, fluctuations in energy and freight costs; competitive developments in our industries; the effects of weather conditions and the outbreak of crop and animal disease on our business; global and regional economic, agricultural, financial and commodities market, political, social and health conditions; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, dispositions, joint ventures and strategic alliances; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, operational excellence and other business optimization initiatives; changes in government policies, laws and regulations affecting our business, including agricultural and trade policies and environmental, tax and biofuels regulation; our capital allocation plans, funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of our strategic review process; the effectiveness of our risk management strategies; our ability to attract and retain executive management and key personnel; operational risks, including industrial accidents, natural disasters and cybersecurity incidents; and other factors affecting our business generally.
The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.
You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 22, 2019, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2019 Overview

You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 for a discussion of our internal controls over financial reporting.

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

Segment Overview

Agribusiness - EBIT for the first quarter of 2019 was $109 million compared to $42 million in the first quarter of 2018. In Oilseeds, soy crush margins were higher in the U.S., Brazil and Europe, due to our decision in 2018 to hedge a portion of our first-half 2019 crush capacity before market conditions weakened. These improvements were partially offset by lower results in Argentina and China. Softseed processing results increased due to higher margins in Europe and Canada, partially offset by lower results in China. Oilseed trading and distribution results were lower than last year, which benefited from higher volatility in 2018. Additionally, first quarter results in 2018 were impacted by negative mark-to-market related to forward oilseed crushing contracts.
In Grains, lower margins and volumes due to the combination of farmer retention of soybeans and reduced export demand from China negatively impacted results in both our origination, and trading and distribution businesses. While risk management was a positive contributor to the quarter, results were lower than last year.

Edible Oil Products - EBIT for the first quarter of 2019 was $48 million compared to $28 million in the first quarter of 2018. Higher results in the quarter were primarily associated with the acquisition of IOI Loders Croklaan ("Loders") in March 2018 and improved performance in our packaged oil businesses in Brazil and Europe, which benefited from higher volumes and lower costs, partially offset by lower results in Asia.
Milling Products - EBIT for the first quarter of 2019 was $17 million compared to $17 million in the first quarter of 2018. Higher results in Brazil due to lower costs from the depreciation of the Brazilian real against the U.S. dollar were offset by lower results in Mexico, which were impacted by lower volumes and margins. Results in the U.S. were similar to last year.
Sugar and Bioenergy - EBIT was a loss of $24 million for both the first quarters of 2019 and 2018. For the first quarter of 2019, sugarcane milling results were impacted by lower sugar and ethanol prices, which were offset by lower costs. The first quarter is the inter-harvest period in Brazil when sugarcane mills in the Center-South region typically do not operate for most of the quarter and are selling sugar and ethanol inventories from the previous sugarcane harvest.

Fertilizer - EBIT for the first quarter of 2019 was $1 million compared to a loss of $2 million in the first quarter of 2018. Higher results in the quarter were primarily driven by lower costs related to restructuring of our operations in Argentina.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Income (Loss) Attributable to Bunge - For the quarter ended March 31, 2019, net income attributable to Bunge increased by $66 million to $45 million from a loss of $21 million for the quarter ended March 31, 2018. This increase resulted primarily from an increase in segment EBIT of $90 million, predominantly in our Agribusiness and Edible Oil Products segments, partially offset by higher income taxes.
Income Tax Expense - For the three months ended March 31, 2019 and 2018, income tax expense related to continuing operations was $38 million and $19 million, respectively. The higher income tax expense for the first quarter of 2019 compared to the same period last year is primarily due to higher overall pre-tax income. The effective tax rates for the first quarters of 2019 and 2018 are impacted by a less favorable earnings mix associated with pretax losses in certain jurisdictions.
Segment Results
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended March 31,
(US$ in millions, except volumes)	2019	2018
Volumes (in thousands of metric tons):
Agribusiness	34,429	35,805
Edible Oil Products	2,309	2,008
Milling Products	1,105	1,135
Sugar and Bioenergy	816	1,447
Fertilizer	196	172

Net sales:
Agribusiness	$6,919	$7,462
Edible Oil Products	2,239	2,149
Milling Products	426	409
Sugar and Bioenergy	285	563
Fertilizer	69	58
Total	$9,938	$10,641

Cost of goods sold:
Agribusiness	$(6,684)	$(7,259)
Edible Oil Products	(2,089)	(2,023)
Milling Products	(377)	(355)
Sugar and Bioenergy	(287)	(567)
Fertilizer	(64)	(53)
Total	$(9,501)	$(10,257)

Gross profit:
Agribusiness	$235	$203
Edible Oil Products	150	126
Milling Products	49	54

Sugar and Bioenergy	(2)	(4)
Fertilizer	5	5
Total	$437	$384

Selling, general and administrative expenses:
Agribusiness	$(152)	$(185)
Edible Oil Products	(99)	(91)
Milling Products	(33)	(39)
Sugar and Bioenergy	(18)	(24)
Fertilizer	(3)	(5)
Total	$(305)	$(344)

Foreign exchange gains (losses):
Agribusiness	$(8)	$—
Edible Oil Products	2	(1)
Milling Products	2	2
Sugar and Bioenergy	(3)	1
Fertilizer	—	(2)
Total	$(7)	$—

EBIT attributable to noncontrolling interests:
Agribusiness	$2	$—
Edible Oil Products	(6)	(3)
Milling Products	—	—
Sugar and Bioenergy	(1)	1
Fertilizer	—	(1)
Total	$(5)	$(3)

Other income (expense) - net:
Agribusiness	$32	$24
Edible Oil Products	1	(3)
Milling Products	(1)	—
Sugar and Bioenergy	—	2
Fertilizer	(1)	1
Unallocated	—
Total	$31	$24

Segment EBIT:
Agribusiness	$109	$42
Edible Oil Products	48	28
Milling Products	17	17
Sugar and Bioenergy	(24)	(24)
Fertilizer	1	(2)
Unallocated	—	—
Total	$151	$61

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2019	2018
Net income (loss) attributable to Bunge	$45	$(21)
Interest income	(7)	(8)
Interest expense	75	70
Income tax expense (benefit)	38	19
(Income) loss from discontinued operations, net of tax	—	2
Noncontrolling interest's share of interest and tax	—	(1)
Total Segment EBIT	$151	$61

Agribusiness Segment - Agribusiness segment net sales decreased by 7% to $6.9 billion in the first quarter of 2019, compared to $7.5 billion in the first quarter of 2018. The decrease was primarily due to lower volumes and on average lower prices in our grain businesses and lower prices in our oilseed processing business, associated with lower supply in North America due to severe weather conditions, lower demand from China as a result of the African Swine Fever outbreak, and slow farmer selling in Argentina. These lower net sales were partially offset by an increase in our oilseed trading and distribution business from higher volumes.

Cost of goods sold decreased by 8%, primarily in our grain origination, grain trading and distribution, and oilseed processing businesses related to lower volumes and prices, partially offset by an increase from our oilseed trading and distribution business as discussed above.

Gross profit increased by $32 million in the first quarter of 2019 to $235 million from $203 million in the first quarter of 2018. The increase was primarily in the U.S., Europe, and Brazil, resulting from hedging soy crush margins at the higher levels during the second half of last year. Additionally, improved results in softseed processing due to higher margins in Europe and Canada, and better results in our ocean freight business contributed to the overall improvement compared to the prior year. Partially offsetting these improvements were lower results in our grain origination, and grain trading and distribution businesses driven by lower volumes and margins in all regions, and lower oilseed processing results in Argentina and China. Gross profit in the first quarter of 2018 was impacted by negative mark-to-market related to forward oilseed crushing contracts.

SG&A expenses decreased $33 million to $152 million in the first quarter of 2019, from $185 million in the same period last year. The decrease was mainly due to savings from our global competitiveness program ("GCP"), as well as lower charges recognized in the first quarter of 2019 associated with execution of the GCP as compared to the same period last year, and from the depreciation of the Brazilian real against the U.S. dollar.

Foreign exchange results in the first quarter of 2019 were losses of $8 million, compared to nil in the first quarter of 2018. These results were primarily related to net losses on currency hedges.

Other income (expenses) - net was income of $32 million in the first quarter of 2019, compared to income of $24 million in the first quarter of 2018. The increase was primarily due to improved results from soy crush equity method investments in Asia and South America.

Segment EBIT increased by $67 million to $109 million in the first quarter of 2019 from $42 million in the first quarter of 2018. The increase was primarily due to higher soy crush and softseed processing results, better results from ocean freight and lower SG&A expenses, partially offset by lower results in our grain businesses.

Edible Oil Products Segment - Edible Oil Products segment net sales increased by 4% in the first quarter of 2019 to $2.2 billion, compared to $2.1 billion in the first quarter of 2018, resulting primarily from a 15% increase in volumes driven by our acquisition of Loders in March 2018. This was partially offset by lower prices in North America and the impact of the depreciation of the Brazilian real and the euro against the U.S. dollar.
Cost of goods sold in the first quarter of 2019 increased 3% from the same period of 2018, which is substantially in line with the increase in net sales noted above, and primarily driven by the impact of the acquisition of Loders in March 2018.

Gross profit in the first quarter of 2019 increased by 19% to $150 million compared to $126 million for the first quarter of 2018. The increase was primarily due to the acquisition of Loders and improved results in Brazil from higher volumes and lower industrial costs.

SG&A expenses increased to $99 million in the first quarter of 2019 compared with $91 million in the same period a year ago. The increase was related to the acquisition of Loders, partially offset by lower costs in Europe and Brazil due to the depreciation of the euro and Brazilian real against the U.S. dollar, as well as savings from the GCP across all regions.

Segment EBIT increased to $48 million for the first quarter of 2019 from $28 million in the first quarter of 2018. The increase was primarily from higher gross profit due to the acquisition of Loders and improved results in Brazil and Europe.

Milling Products Segment - Milling Products segment net sales were $426 million in the first quarter of 2019, 4% higher compared to $409 million for the same period a year ago, primarily driven by Brazil, resulting from increased prices for wheat products, and the U.S., from the acquisition of two corn mills in the U.S. ("Minsa") in the first quarter of 2018. These increases were partially offset by lower volumes in Mexico.

Cost of goods sold increased by 6% to $377 million for the first quarter of 2019 from $355 million in the first quarter of 2018, which was generally aligned with the increase in net sales and additional costs associated with the acquisition of Minsa.

Gross profit decreased to $49 million in the first quarter of 2019, compared to $54 million in the first quarter of 2018 mainly due to lower volumes and margins in Mexico.

SG&A expenses of $33 million in the first quarter of 2019 decreased by $6 million compared to 2018. The decrease was primarily due to savings from the GCP and the depreciation of the Brazilian real against the U.S. dollar. Additionally, the first quarter of 2018 was impacted by acquisition costs related to Minsa.

Segment EBIT was $17 million in the first quarter of 2019, compared to $17 million last year, as lower gross profit was offset by lower SG&A costs.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased 49% to $285 million in the first quarter of 2019 compared to $563 million in the same quarter last year. The decrease in net sales was primarily due to exiting our international trading and merchandising business in 2018, as well as lower global prices of sugar and ethanol.

Cost of goods sold decreased 49% in the first quarter of 2019 compared to the same period of 2018, which is in line with lower net sales.

Gross profit increased $2 million to a loss of $2 million reported in the first quarter of 2019 from a loss of $4 million in 2018, as lower industrial costs were substantially offset by lower margins.

SG&A expenses of $18 million in the first quarter of 2019 decreased by $6 million from $24 million in the same period of 2018, primarily due to savings from the GCP and the impact of the depreciation of the Brazilian real against the U.S. dollar.

Foreign exchange results in the first quarter of 2019 were losses of $3 million, compared to gains of $1 million in the first quarter of 2018. These results relate primarily to hedging activities on forward sales positions.

Segment EBIT was a loss of $24 million in the first quarters of both 2019 and 2018. Lower SG&A expenses and improved gross profit were offset by higher foreign exchange losses and lower results in our unconsolidated joint ventures.

Fertilizer Segment - Fertilizer segment net sales were $69 million in the first quarter of 2019 compared to $58 million in the first quarter of 2018. The increase was primarily due to higher volumes and prices in Argentina, partially offset by reduced port services in Brazil.

Cost of goods sold increased to $64 million in the first quarter of 2019, from $53 million in the first quarter of 2018, primarily due to higher sales and higher raw materials costs due to prior restructuring actions, partially offset by lower industrial costs from such prior restructuring actions.

Gross profit was $5 million in the first quarter of 2019 unchanged from the comparable period last year, as lower margins were offset by industrial cost savings.

SG&A expenses were $3 million in the first quarter of 2019, compared to $5 million in the comparable period of 2018. The decrease was primarily due to certain bad debt recoveries during 2019.

Segment EBIT increased by $3 million to $1 million in the first quarter of 2019 as compared to a loss of $2 million in the same period a year ago. The increase was primarily due to lower overall expenses, partially offset by lower margins.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended March 31,
(US$ in millions)	2019	2018
Interest income	$7	$8
Interest expense	(75)	(70)

Interest income decreased to $7 million in the first quarter of 2019 compared to $8 million in the first quarter of 2018. Interest expense increased by $5 million compared to 2018, primarily due to higher interest rates, partially offset by lower, on average outstanding debt balances.

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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.40 and 1.54 at March 31, 2019 and December 31, 2018, respectively.
Cash and Cash Equivalents - Cash and cash equivalents were $464 million and $389 million at March 31, 2019 and December 31, 2018, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.
Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $4,502 million and $4,532 million at March 31, 2019 and December 31, 2018, respectively (see Note 6 - Inventories, to our condensed consolidated financial statements).
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
Revolving Credit Facilities - At March 31, 2019, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,319 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	March 31, 2019	March 31, 2019	December 31, 2018
Commercial paper	2020	$600	$596	$—
Long-term revolving credit facilities (1)	2020 - 2023	$4,415	100	500
Total		$5,015	$696	$500

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

We had no borrowings outstanding at March 31, 2019 under our unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision.
We had $100 million of borrowings outstanding at March 31, 2019 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2020 (the ‘‘2020 Facility’’). Borrowings under the 2020 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the 2020 Facility. Amounts under the 2020 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the 2020 Facility by up to $250 million pursuant to an accordion provision. We have the option to request an extension of the maturity date of the 2020 Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such extension request.
We had no borrowings outstanding at March 31, 2019 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "2022 Facility"). Borrowings under the 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
We had no borrowings outstanding at March 31, 2019 under our unsecured $700 million, 5-year revolving credit facility, maturing on May 1, 2023. We entered into this facility in connection with our previously announced strategy to reduce our exposure to the sugar milling business in Brazil. This facility is upon fulfillment of certain conditions convertible into a non-recourse secured term loan facility with our sugar milling business as the borrower, and therewith providing financial flexibility for us to fund our sugar milling business on a stand-alone basis. Additionally, subject to lender approval, we may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision set forth in the revolving credit facility.
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At March 31, 2019, $596 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At March 31, 2019 there were $275 million of borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt - Our short and long-term debt increased by $596 million at March 31, 2019 from December 31, 2018, primarily due to the funding of working capital requirements. For the three months ended March 31, 2019, our average short and long-term debt outstanding was approximately $6,007 million compared to approximately $5,590 million for the three months ended at March 31, 2018. Our long-term debt balance was $4,235 million at March 31, 2019 compared to $4,622 million at December 31, 2018. The following table summarizes our short-term debt at March 31, 2019.

(US$ in millions)	Outstanding Balance at March 31, 2019	Weighted Average Interest Rate at March 31, 2019	Highest Balance Outstanding During Quarter Ended March 31, 2019	Average Balance During Quarter Ended March 31, 2019	Weighted Average Interest Rate During Quarter Ended March 31, 2019
Bank borrowings (1)	$1,137	6.91%	$1,137	$953	6.50%
Commercial paper	596	2.96%	596	397	3.03%
Total	$1,733		$1,733	$1,350

(1)
Includes $213 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia Pacific countries at a weighted average interest rate of 22.11% as of March 31, 2019.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	March 31, 2019	December 31, 2018
Short-term debt: (1)	20
Short-term debt (2)	$1,733	$750
Current portion of long-term debt	414	419
Total short-term debt	2,147	1,169

Long-term debt (3):
Revolving credit facility expiry 2020	100	500
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	257	258
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	54	54
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
3.50% Senior Notes due 2020	499	498
3.00% Senior Notes due 2022	397	397
1.85% Senior Notes due 2023 - Euro	899	916
4.35% Senior Notes due 2024	595	595
3.25% Senior Notes due 2026	695	695
3.75% Senior Notes due 2027	594	594
Other	60	30
Subtotal	4,235	4,622
Less: Current portion of long-term debt	(414)	(419)
Total long-term debt	3,821	4,203
Total debt	$5,968	$5,372

(1)	Includes secured debt of $4 million and $9 million at March 31, 2019 and December 31, 2018, respectively.

(2)
Includes $213 million and $136 million of local currency bank borrowings in certain Central and Eastern European, South American, African and Asia-Pacific countries at a weighted average interest rate of 22.11% and 23.61% as of March 31, 2019 and December 31, 2018, respectively.

(3)	Includes secured debt of $26 million and $17 million at March 31, 2019 and December 31, 2018, respectively.
Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2019 was as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Negative
Moody’s	P-1	Baa3	Stable
Fitch	F1	BBB-	Stable

(1)	Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2019.
Trade Receivable Securitization Program - We participate in a trade receivable securitization program (the "Program"), which provides us with an additional source of liquidity. The Program terminates on May 26, 2021, however, each committed purchaser's commitment to fund trade receivables sold under the Program would have terminated on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement. On February 19, 2019, we extended the committed purchasers' commitments to fund trade accounts receivables under the Program until May 26, 2020 and exercised a portion of the $300 million accordion feature under the Program to increase the aggregate size of the facility by $100 million to an aggregate of $800 million.
Equity
Total equity is set forth in the following table:

(US$ in millions)	March 31, 2019	December 31, 2018
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,284	5,278
Retained earnings	8,045	8,059
Accumulated other comprehensive income	(7,000)	(6,935)
Treasury shares, at cost - 2019 and 2018 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	6,100	6,173
Noncontrolling interest	204	205
Total equity	$6,304	$6,378
Total Bunge shareholders’ equity was $6,100 million at March 31, 2019 compared to $6,173 million at December 31, 2018. The decrease in shareholders’ equity during the three months ended March 31, 2019 was primarily due to $23 million of losses associated with hedging activities, $20 million cumulative translation loss and declared dividends to common and preferred shareholders of $71 million and $8 million, respectively, partially offset by $45 million of net income attributable to Bunge.
Noncontrolling interest decreased to $204 million at March 31, 2019 from $205 million at December 31, 2018.

As of March 31, 2019, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.1995 Bunge Limited common shares, based on the conversion price of $83.3696 per share, subject to certain additional anti-dilution adjustments (which represents 8,276,170 Bunge Limited common shares at March 31, 2019). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
For the three months ended March 31, 2019, our cash and cash equivalents and restricted cash increased by $76 million, compared to a decrease of $313 million in cash and cash equivalents and restricted cash for the three months ended March 31, 2018.
Cash used for operating activities was $402 million for the three months ended March 31, 2019 compared to $1,773 million for the three months ended March 31, 2018. Net cash outflows for operating activities was lower for the three months ended March 31, 2019, primarily due to lower working capital requirements, the lower use of cash associated with beneficial interests in securitized trade receivables, and higher net income during 2019 compared to the three months ended March 31, 2018.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the three months ended March 31, 2019 and 2018, we recorded foreign currency losses on our debt of $37 million and $33 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss on net debt” in our condensed consolidated statements of cash flows. This adjustment is required as these losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Cash used for investing activities was $41 million in the three months ended March 31, 2019 compared to $707 million in the three months ended March 31, 2018. For the three months ended March 31, 2019, payments were made for capital expenditures of $119 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil, as well as other capital projects at various facilities. In addition, payments were made for investments of $193 million, primarily related to deposits in South America related to financial services, which were partially offset by proceeds from such investments of $37 million. Additionally, cash outflows of $51 million occurred in the three months ended March 31, 2019, primarily due to the settlement of Brazilian real denominated net investment hedges, as a result of the depreciation of the Brazilian real relative to the U.S. dollar in 2019. Cash provided by investing activities was primarily associated with proceeds of $275 million from beneficial interests in securitized trade receivables. For the three months ended March 31, 2018, payments made for capital expenditures were $105 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil, as well as other capital projects at various facilities. In addition, we acquired Loders for $895 million, net of cash acquired and Minsa Corporation for $73 million, net of cash acquired. These payments were partially offset by proceeds of $662 million from beneficial interests in securitized trade receivables. In addition, payments were made for investments of $620 million, primarily related to deposits, treasuries and bonds in South America related to financial services, which were substantially offset by proceeds from such investments of $336 million.
Cash provided by financing activities was $513 million in the three months ended March 31, 2019, compared to $2,174 million in the three months ended March 31, 2018. In the three months ended March 31, 2019, the net increase of $590 million in borrowings was primarily related to the funding of working capital needs, payments for investments and to finance capital expenditures. In addition, we paid dividends of $79 million to our common shareholders and holders of our convertible preference shares. In the three months ended March 31, 2018, the net increase of $2,248 million in borrowings was primarily related to the funding of acquisitions, working capital needs and to finance capital expenditures. In addition, we paid dividends of $73 million to our common shareholders and holders of our convertible preference shares.
Off-Balance Sheet Arrangements
Guarantees - We have issued or were a party to the following guarantees at March 31, 2019:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$310
Residual value guarantee (3)	264
Total	$574

(1)
We have issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at March 31, 2019, our potential liability was $147 million, and we have recorded a $19 million obligation related to these guarantees.

(2)
We have issued guarantees to certain third parties related to performance of our unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At March 31, 2019, Bunge's maximum potential future payments under these guarantees was $64 million, and no obligation has been recorded related to these guarantees.

(3)
We have issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At March 31, 2019, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4, Leases, to our condensed consolidated financial statements).

We have provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its 100% owned subsidiaries. At March 31, 2019, debt with a carrying amount of $5,302 million related to these guarantees is included in our condensed consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.
Dividends
We paid a regular quarterly cash dividend of $0.50 per share on March 4, 2019 to common shareholders of record on February 19, 2019. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2019 to shareholders of record on February 15, 2019. On March 13, 2019, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.50 per common share. The dividend will be payable on June 3, 2019 to common shareholders of record on May 20, 2019. We also announced on March 13, 2019 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2019 to shareholders of record on May 15, 2019.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission. There were no material changes to Bunge’s critical accounting policies during the three months ended March 31, 2019. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options, major financial institutions, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations; however, they can occasionally result in earnings volatility, which may be material. See Note 12 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other OTC derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from forward cash contracts, as well as OTC derivative instruments. Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through regular review of exposures and credit analysis by regional credit teams, as well as review by global and corporate committees which monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
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
We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volumetric and value-at-risk ("VaR") limits. We measure and review our net commodities position on a daily basis. We also employ stress testing techniques in order to quantify its exposures to price and liquidity risks under non-normal or event driven market conditions.
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

	Three Months Ended March 31, 2019		Year Ended December 31, 2018
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$405	$(41)	$2,131	$(213)
Lowest daily aggregated position value	$(673)	$(67)	$(624)	$(62)
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
Energy Risk
We purchase various energy commodities such as electricity, natural gas and bunker fuel, that are used to operate our manufacturing facilities and ocean freight vessels. We produce ethanol as part of our sugar milling operations and we also refine and produce biofuels. The energy commodities are subject to price risk. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes to manage our exposure to volatility in energy costs and market prices. These energy derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheets at fair value.
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2019 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $13 million for the three months ended March 31, 2019 and foreign exchange losses of $344 million for the year ended December 31, 2018 related to permanently invested intercompany loans.
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

The aggregate fair value of our short and long-term debt based on market yields at March 31, 2019, was $5,984 million with a carrying value of $5,968 million. There was no significant change in our interest rate risk at March 31, 2019.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at March 31, 2019 would result in a decrease of approximately $62 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at March 31, 2019 would cause an increase of approximately $66 million in the fair value of our debt.
A hypothetical 1% change in LIBOR would result in a change of approximately $45 million in our interest expense on our variable rate debt at March 31, 2019. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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
As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Controls Over Financial Reporting - There have been no changes in the Company’s internal controls over financial reporting during the first quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
As part of the GCP (see Note 3 -  Global Competitiveness Program, to our condensed consolidated financial statements), the Company is simplifying organizational structures, streamlining processes and consolidating back office functions globally. In connection with this initiative, the Company has and will continue to align and streamline the design and operation of its internal controls over financial reporting. This initiative is not in response to any identified deficiency or weakness in the Company’s internal controls over financial reporting, but is expected, over time, to result in changes to the Company's internal controls over financial reporting.

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
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Note 16 to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $68 million and $66 million, for labor and civil claims, respectively, as of March 31, 2019. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 128 million Brazilian reais (approximately $33 million as of March 31, 2019) related to a legacy environmental claim in Brazil.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

10.1	Employment Agreement, dated April 25, 2019, between Bunge Limited and Gregory A. Heckman (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 26, 2019).

101
The following financial information from Bunge Limited’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests, and (vi) the Notes to the Condensed Consolidated Financial Statements.*

*	Filed herewith.
E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: May 8, 2019	By:	/s/ Thomas M. Boehlert
Thomas M. Boehlert
Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer