Form 10-Q
period 2019-06-30
Bunge LTD
filed 2019-07-31
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number 001-16625
BUNGE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0231912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Main Street
White Plains
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
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
As of July 26, 2019 the number of shares issued of the registrant was:
Common shares, par value $.01 per share: 141,556,942

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2019 and 2018	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2019 and 2018	4

	Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Six Months Ended June 30, 2019 and 2018	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward-Looking Statements	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	57

PART II — INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	58

Signatures		59

Exhibit Index		59

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$10,096	$12,147	$20,034	$22,788
Cost of goods sold	(9,584)	(11,605)	(19,085)	(21,862)
Gross profit	512	542	949	926
Selling, general and administrative expenses	(335)	(377)	(640)	(721)
Interest income	7	6	14	14
Interest expense	(88)	(94)	(163)	(164)
Foreign exchange gains (losses)	(11)	(96)	(18)	(96)
Other income (expense) – net	187	4	218	28
Income (loss) from continuing operations before income tax	272	(15)	360	(13)
Income tax (expense) benefit	(60)	(2)	(98)	(21)
Income (loss) from continuing operations	212	(17)	262	(34)
Income (loss) from discontinued operations, net of tax	—	7	—	5
Net income (loss)	212	(10)	262	(29)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	2	(2)	(3)	(4)
Net income (loss) attributable to Bunge	214	(12)	259	(33)
Convertible preference share dividends	(9)	(9)	(17)	(17)
Net income (loss) available to Bunge common shareholders	$205	$(21)	$242	$(50)

Earnings per common share—basic (Note 19)
Net income (loss) from continuing operations	$1.46	$(0.20)	$1.72	$(0.39)
Net income (loss) from discontinued operations	—	0.05	—	0.03
Net income (loss) attributable to Bunge common shareholders	$1.46	$(0.15)	$1.72	$(0.36)

Earnings per common share—diluted (Note 19)
Net income (loss) from continuing operations	$1.43	$(0.20)	$1.71	$(0.39)
Net income (loss) from discontinued operations	—	0.05	—	0.03
Net income (loss) attributable to Bunge common shareholders	$1.43	$(0.15)	$1.71	$(0.36)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$212	$(10)	$262	$(29)
Other comprehensive income (loss):
Foreign exchange translation adjustment	97	(1,024)	68	(1,036)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of ($1) and ($1) in 2019 and $2 and $2 in 2018	(8)	161	(31)	164
Reclassification of realized net (gains) losses to net income, net of tax expense (benefit) of $1 and $1 in 2019 and nil and nil in 2018	(1)	3	(2)	(1)
Pension adjustment, net of tax (expense) benefit of nil and nil in 2019 and nil and nil in 2018	—	2	—	1
Total other comprehensive income (loss)	88	(858)	35	(872)
Total comprehensive income (loss)	300	(868)	297	(901)
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5)	8	(1)	3
Total comprehensive income (loss) attributable to Bunge	$295	$(860)	$296	$(898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$238	$389
Trade accounts receivable (less allowances of $113 and $113) (Note 14)	1,711	1,637
Inventories (Note 6)	5,875	5,871
Other current assets (Note 7)	3,283	3,171
Total current assets	11,107	11,068
Property, plant and equipment, net	5,238	5,201
Operating lease assets (Note 4)	1,027	—
Goodwill	729	727
Other intangible assets, net	643	697
Investments in affiliates	474	451
Deferred income taxes	456	458
Other non-current assets (Note 8)	750	823
Total assets	$20,424	$19,425
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,885	$750
Current portion of long-term debt (Note 13)	424	419
Trade accounts payable (includes $721 and $441 carried at fair value)	3,053	3,501
Current operating lease obligations (Note 4)	231	—
Other current liabilities (Note 10)	1,864	2,502
Total current liabilities	7,457	7,172
Long-term debt (Note 13)	4,039	4,203
Deferred income taxes	349	356
Non-current operating lease obligations (Note 4)	750	—
Other non-current liabilities	879	892
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest (Note 17)	425	424
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2019 and 2018 - 6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2019 – 141,533,722 shares, 2018 – 141,111,081 shares	1	1
Additional paid-in capital	5,300	5,278
Retained earnings	8,179	8,059
Accumulated other comprehensive income (loss) (Note 18)	(6,919)	(6,935)
Treasury shares, at cost - 2019 and 2018 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	6,331	6,173
Noncontrolling interests	194	205
Total equity	6,525	6,378
Total liabilities, redeemable noncontrolling interest and equity	$20,424	$19,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$262	$(29)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	22	4
Foreign exchange loss on net debt	38	171
Bad debt expense	4	23
Depreciation, depletion and amortization	294	304
Share-based compensation expense	17	21
Deferred income tax (benefit)	3	(50)
Other, net	(13)	5
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(106)	(245)
Inventories	5	(2,202)
Secured advances to suppliers	(120)	(308)
Trade accounts payable and accrued liabilities	(503)	(48)
Advances on sales	(169)	(80)
Net unrealized gains and losses on derivative contracts	(214)	262
Margin deposits	121	(217)
Marketable securities	(272)	(56)
Beneficial interest in securitized trade receivables	(521)	(1,074)
Other, net	69	(30)
Cash provided by (used for) operating activities	(1,083)	(3,549)
INVESTING ACTIVITIES
Payments made for capital expenditures	(265)	(220)
Acquisitions of businesses (net of cash acquired)	—	(968)
Proceeds from investments	213	945
Payments for investments	(277)	(1,082)
Settlement of net investment hedges	(39)	12
Proceeds from beneficial interest in securitized trade receivables	547	1,064
Payments for investments in affiliates	(6)	—
Other, net	12	32
Cash provided by (used for) investing activities	185	(217)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	1,198	1,903
Proceeds from short-term debt with maturities greater than 90 days	44	231
Repayments of short-term debt with maturities greater than 90 days	(104)	(63)
Proceeds from long-term debt	3,262	5,926
Repayments of long-term debt	(3,496)	(4,430)
Proceeds from the exercise of options for common shares	7	11
Dividends paid to common and preference shareholders	(158)	(147)
Other, net	(8)	(13)
Cash provided by (used for) financing activities	745	3,418
Effect of exchange rate changes on cash and cash equivalents and restricted cash	8	(32)
Net increase (decrease) in cash and cash equivalents and restricted cash	(145)	(380)
Cash and cash equivalents and restricted cash - beginning of period	393	605
Cash and cash equivalents and restricted cash - end of period	$248	$225
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2019	$421	6,899,683	$690	141,469,061	$1	$5,284	$8,045	$(7,000)	$(920)	$204	$6,304
Net income (loss)	(1)	—	—	—	—	—	214	—	—	(1)	213
Other comprehensive income (loss)	5	—	—	—	—	—	—	81	—	2	83
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(9)	—	—	—	(9)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Share-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Issuance of common shares, including stock dividends	—	—	—	64,661	—	3	—	—	—	—	3
Balance, June 30, 2019	$425	6,899,683	$690	141,533,722	$1	$5,300	$8,179	$(6,919)	$(920)	$194	$6,525

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2018	$470	6,899,700	$690	140,904,028	$1	$5,233	$8,008	$(5,947)	$(920)	$212	$7,277
Net income (loss)	1	—	—	—	—	—	(12)	—	—	1	(11)
Other comprehensive income (loss)	(25)	—	—	—	—	—	—	(848)	—	(10)	(858)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(70)	—	—	—	(70)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(9)	—	—	—	(9)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Acquisition of noncontrolling interest	(5)	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	14	—	—	—	—	14
Issuance of (conversion to) common shares	—	(17)	—	161,911	—	6	—	—	—	—	6
Balance, June 30, 2018	$441	6,899,683	$690	141,065,939	$1	$5,253	$7,917	$(6,795)	$(920)	$197	$6,343

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2019	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
Net income (loss)	4	—	—	—	—	—	259	—	—	(1)	258
Other comprehensive income (loss)	(3)	—	—	—	—	—	—	37	—	1	38
Dividends on common shares, $1.00 per share	—	—	—	—	—	—	(142)	—	—	—	(142)
Dividends on preference shares, $2.4375 per share	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(12)	(12)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	—	17	—	—	—	—	17
Impact of adoption of new accounting standards (1)	—	—	—	—	—	—	21	(21)	—	—	—
Issuance of common shares, including stock dividends	—	—	—	422,641	—	5	(1)	—	—	—	4
Balance, June 30, 2019	$425	6,899,683	$690	141,533,722	$1	$5,300	$8,179	$(6,919)	$(920)	$194	$6,525

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2018	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
Net income (loss)	1	—	—	—	—	—	(33)	—	—	3	(30)
Other comprehensive income (loss)	(21)	—	—	—	—	—	—	(865)	—	(7)	(872)
Dividends on common shares, $0.96 per share	—	—	—	—	—	—	(135)	—	—	—	(135)
Dividends on preference shares, $2.4375 per share	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(2)	(2)
Acquisition of noncontrolling interest	461	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	21	—	—	—	—	21
Impact of adoption of new accounting standards	—	—	—	—	—	—	21	—	—	—	21
Issuance of (conversion to) common shares	—	(17)	—	419,110	—	6	—	—	—	—	6
Balance, June 30, 2018	$441	6,899,683	$690	141,065,939	$1	$5,253	$7,917	$(6,795)	$(920)	$197	$6,343
(1) See Note 2 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge”), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2018 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, forming part of Bunge’s 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.

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

(US$ in millions)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$238	$221
Restricted cash included in other current assets	10	4
Total	$248	$225

Statement of Cash Flows
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). Subsequent to the Company's initial adoption of ASU 2016-15, additional interpretative guidance was released by the SEC in the third quarter of 2018 that clarified the method to be used for calculating the cash received from payments on the deferred purchase price of securitized receivables. This additional guidance indicated that an entity must evaluate daily transaction activity to calculate the value of cash received from payments on the deferred purchase price. The company has applied this guidance on a retrospective basis, effective with the Form 10-Q for the quarterly period ended September 30, 2018, which resulted in a reclassification of cash inflows from operating activities to cash inflows from investing activities. Therefore, the condensed consolidated statement of cash flows for the six months ended June 30, 2018 has been revised to reflect this change.

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

The table below sets forth, by segment, the types of costs recorded for the GCP.

	Six Months Ended June 30,
	2019				2018
(US$ in millions)	Severance and Other Employee Benefit Costs	Consulting and Professional Services	Other Program Costs	Total Program Costs	Severance and Other Employee Benefit Costs	Consulting and Professional Services	Total Program Costs
Agribusiness Segment	$7	$2	$3	$12	$11	$12	$23
Edible Oils Segment	2	1	—	3	2	3	5
Milling Segment	1	—	—	1	—	2	2
Sugar and Bioenergy Segment	(1)	—	1	—	2	3	5
Fertilizer Segment	—	—	—	—	2	1	3
Total	$9	$3	$4	$16	$17	$21	$38

In addition to the above charges, $1 million and $1 million of severance and other employee benefit costs were recorded related to other industrial productivity initiatives for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018 costs recorded above, $1 million and $7 million, respectively, were recorded in Cost of goods sold and $16 million and $32 million, respectively, were recorded in Selling, general and administrative expenses.

Bunge's liability associated with the GCP and other associated initiatives is primarily comprised of accruals for severance and other employee benefit costs. The following table sets forth the activity affecting the liability for severance and other employee benefit costs related to the GCP and other associated initiatives, which is recorded in Other current liabilities on the condensed consolidated balance sheet.

(US$ in millions)	Severance and Other Employee Benefit Costs
Balance at January 1, 2019	$3
Charges incurred	9
Cash payments	(5)
Balance at June 30, 2019	$7

In addition to the cash charges described above, the Company's restructuring initiatives may include the sale or disposal of long-lived assets and rationalization of certain investments. As Bunge continues to review its opportunities, certain gains and charges may be recorded in earnings, including those related to the disposal of assets or investments. For the six months ended June 30, 2019 and 2018, nil and $15 million, respectively, of such charges have been recognized.

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
The Company’s leases range in length of term, with an average remaining lease term of 6.2 years, but with certain land leases continuing for up to 94 years. Additionally, certain leases contain renewal options that can extend the lease term up to an additional 5 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive to the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of June 30, 2019, such weighted average discount rate was 6.8%.
Certain of the Company’s freight supply agreements for ocean freight vessels and rail cars, as well as land leases associated with agricultural partnership agreements for the production of sugarcane, may include rental payments that are variable in nature. Variable payments on time charter agreements for ocean freight vessels under freight supply agreements are dependent on then current market daily hire rates. Variable payments for certain rail cars can be based on volumes, and in some cases, benchmark interest rates. Payments under the Company's agricultural partnership agreements in Brazil are dependent on the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced, and the price for each kilogram of ATR as determined by Consecana, the state of São Paulo sugarcane, sugar and ethanol council. All such variable payments are not included in the calculation of the associated operating lease asset or liability subsequent to the inception date of the associated lease and are recorded as expense in the period in which the adjustment to the variable payment obligation is incurred. Certain of the Company’s lease agreements related to railcars and barges contain residual value guarantees (see Note 16, Commitments and Contingencies). None of the Company’s lease agreements contain material restrictive covenants.
The components of lease expense were as follows:

(US$ in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$80	$160
Short-term lease cost	149	301
Variable lease cost	5	8
Sublease income	(20)	(50)
Total lease cost	$214	$419

Supplemental cash flow information related to leases was as follows:

(US$ in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows associated with operating leases	$160
Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease obligations	$150

Maturities of lease liabilities for operating leases as of June 30, 2019, are as follows:

(US$ in millions)
Remaining in 2019	$151
2020	253
2021	211
2022	166
2023	128
Thereafter	306
Total lease payments (1)	1,215
Less imputed interest	234
Present value of lease liabilities	$981

(1) Minimum lease payments have not been reduced by minimum sublease income receipts of $37 million due in future periods under non-cancelable subleases. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of approximately 5 years, as well as an agreement with an unconsolidated joint venture in which Bunge subleases rail cars with remaining sublease terms of approximately three to four years. Additionally, Bunge may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

As of June 30, 2019, the Company has additional operating leases for freight supply agreements on ocean freight vessels, that have not yet commenced, of $185 million. These operating leases will commence in 2019 and 2020, with lease terms of up to eight years.

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

5.    TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its global trade flows. For the six months ended June 30, 2019 and 2018, net returns from these activities were $9 million and $14 million, respectively, and were included as a reduction of Cost of goods sold in the accompanying condensed consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”), each based on an underlying commodity trade flow, from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
As of June 30, 2019 and December 31, 2018, time deposits and LCs of $3,923 million and $4,729 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At June 30, 2019 and December 31, 2018, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.69% and 3.76%, respectively. During the six months ended June 30, 2019 and 2018, total net proceeds from issuances of LCs were $2,030 million and $3,243 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

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

(US$ in millions)	June 30, 2019	December 31, 2018
Agribusiness (1)	$4,508	$4,551
Edible Oil Products (2)	737	742
Milling Products	199	220
Sugar and Bioenergy (3)	315	280
Fertilizer	116	78
Total	$5,875	$5,871

(1)
Includes RMI of $4,275 million and $4,365 million at June 30, 2019 and December 31, 2018, respectively.  Of these amounts, $3,327 million and $3,300 million can be attributable to merchandising activities at June 30, 2019 and December 31, 2018, respectively.

(2)	Includes RMI of $102 million and $88 million at June 30, 2019 and December 31, 2018, respectively.

(3)
Includes RMI of $46 million and $79 million at June 30, 2019 and December 31, 2018, respectively. Of these amounts, $42 million and $74 million can be attributable to merchandising activities at June 30, 2019 and December 31, 2018, respectively.

7.	OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	June 30, 2019	December 31, 2018
Unrealized gains on derivative contracts, at fair value	$936	$1,071
Prepaid commodity purchase contracts (1)	372	253
Secured advances to suppliers, net (2)	263	257
Recoverable taxes, net	450	500
Margin deposits	227	348
Marketable securities, at fair value, and other short-term investments	514	162
Deferred purchase price receivable, at fair value (3)	102	128
Income taxes receivable	37	102
Prepaid expenses	147	165
Other	235	185
Total	$3,283	$3,171

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  Bunge does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer’s crop is harvested and sold.  The secured advances to farmers are reported net of allowances of nil at June 30, 2019 and $1 million at December 31, 2018.

Interest earned on secured advances to suppliers of $6 million and $8 million for the three months ended June 30, 2019 and 2018, respectively, and $13 million and $18 million for the six months ended June 30, 2019 and 2018, respectively, is included in net sales in the condensed consolidated statements of income.

(3)	Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge’s trade receivables securitization program (see Note 14).
Marketable Securities and Other Short-Term Investments - Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the condensed consolidated balance sheets for marketable securities and other short-term investments.

(US$ in millions)	June 30, 2019	December 31, 2018
Foreign government securities	$145	$55
Corporate debt securities	120	91
Certificates of deposit/time deposits	91	15
Equity securities	157	—
Other	1	1
Total	$514	$162

As of June 30, 2019 and December 31, 2018, $422 million and $144 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying value approximates fair value. For the six months ended June 30, 2019, unrealized gains of $159 million have been recorded for investments still held at June 30, 2019.

8.	OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	June 30, 2019	December 31, 2018
Recoverable taxes, net (1)	$82	$112
Judicial deposits (1)	121	115
Other long-term receivables	6	8
Income taxes receivable (1)	227	221
Long-term investments	76	91
Affiliate loans receivable	30	29
Long-term receivables from farmers in Brazil, net (1)	77	93
Other	131	154
Total	$750	$823

(1)	These non-current assets arise primarily from Bunge’s Brazilian operations and their realization could take several years.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $29 million and $27 million at June 30, 2019 and December 31, 2018, respectively.

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
The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2019 and the year ended December 31, 2018 was $203 million and $215 million, respectively.  The table below summarizes Bunge’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2019		December 31, 2018
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$106	$90	$105	$89
Renegotiated amounts (2)	13	13	17	17
For which no allowance has been provided:
Legal collection process (1)	56	—	51	—
Renegotiated amounts (2)	5	—	10	—
Other long-term receivables	—	—	16	—
Total	$180	$103	$199	$106

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2019	2018	2019	2018
Beginning balance	$105	$116	$106	$113
Bad debt provisions	—	—	1	4
Recoveries	(4)	(2)	(5)	(3)
Write-offs	—	(1)	—	(1)
Foreign exchange translation	2	(15)	1	(15)
Ending balance	$103	$98	$103	$98

9.	INCOME TAXES
Income tax expense is provided on an interim basis based on management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or non-

recurring tax adjustments in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effective tax rate is highly dependent on the geographic distribution of Bunge’s worldwide earnings or losses and tax regulations in each jurisdiction. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly, including the realizability of deferred tax assets. Volatility in earnings within a taxing jurisdiction could result in a determination that additional valuation allowance adjustments may be warranted.
For the six months ended June 30, 2019 and 2018, income tax expense related to continuing operations was $98 million and $21 million, respectively. The effective tax rates for the six months ended June 30, 2019 and 2018 were impacted by an unfavorable earnings mix associated with pretax losses in certain jurisdictions.
As a global enterprise, Bunge files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities. In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize. Bunge is currently under examination or litigation in various locations throughout the world. While it is difficult to predict the outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that is more likely than not to be realized.

10.	OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	June 30, 2019	December 31, 2018
Unrealized losses on derivative contracts, at fair value	$838	$1,192
Accrued liabilities	535	618
Advances on sales	237	405
Other	254	287
Total	$1,864	$2,502

11.	FAIR VALUE MEASUREMENTS
The fair value standard describes three levels within its hierarchy that may be used to measure fair value.

Level	Description	Financial Instrument (Assets / Liabilities)
Level 1	Quoted price (unadjusted) in active markets for identical assets or liabilities.	Exchange traded derivative contracts. Marketable securities in active markets.
Level 2
Observable inputs, including adjusted Level 1 quotes, quoted prices for similar assets or liabilities, quoted prices in markets that are less active than traded exchanges and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Exchange traded derivative contracts (less liquid market).

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
For a further definition of fair value and the associated fair value levels, refer to Note 15, Financial Instruments and Fair Value Measurements, included in Bunge's 2018 Annual Report on Form 10-K.
The following table sets forth, by level, Bunge’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2019				December 31, 2018
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$3,651	$772	$4,423	$—	$4,286	$246	$4,532
Trade accounts receivable (1)	—	1	—	1	—	—	—	—
Unrealized gain on derivative contracts (2):		1
Interest rate	—	48	—	48	—	6	—	6
Foreign exchange	—	377	—	377	—	473	—	473
Commodities	35	415	13	463	128	407	18	553
Freight	14	—	2	16	6	—	6	12
Energy	72	—	—	72	30	—	—	30
Credit	—	1	—	1	—	—	—	—
Deferred purchase price receivable (Note 14)	—	102	—	102	—	128	—	128
Other (3)	171	274	—	445	67	98	—	165
Total assets	$292	$4,869	$787	$5,948	$231	$5,398	$270	$5,899
Liabilities:
Trade accounts payable (1)	$—	$386	$335	$721	$—	$394	$47	$441
Unrealized loss on derivative contracts (4):
Interest rate	—	21	—	21	—	42	—	42
Foreign exchange	—	272	—	272	—	499	—	499
Commodities	54	375	23	452	152	446	23	621
Freight	20	—	4	24	13	—	6	19
Energy	68	—	2	70	43	—	1	44
Credit	—	1	—	1	—	—	—	—
Equity	1	—	—	1	—	—	—	—
Total liabilities	$143	$1,055	$364	$1,562	$208	$1,381	$77	$1,666

(1)	These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option.

(2)
Unrealized gains on derivative contracts are generally included in other current assets. There were $41 million and $3 million included in other non-current assets at June 30, 2019 and December 31, 2018, respectively.

(3)	Other includes the fair values of marketable securities, cash and cash equivalents and investments in other current assets and other non-current assets.

(4)
Unrealized losses on derivative contracts are generally included in other current liabilities. There are $3 million and $33 million included in other non-current liabilities at June 30, 2019 and December 31, 2018, respectively.

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
Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Bunge’s exchange-traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. Bunge's forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below. Bunge estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2019 and 2018.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended June 30, 2019
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, April 1, 2019	$633	$(2)	$(397)	$234
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	145	(9)	7	143
Purchases	626	—	(71)	555
Sales	(764)	—	—	(764)
Issuances	—	(1)	—	(1)
Settlements	—	—	113	113
Transfers into Level 3	189	(2)	(2)	185
Transfers out of Level 3	(57)	—	15	(42)
Balance, June 30, 2019	$772	$(14)	$(335)	$423

1)
Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $63 million, $(11) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2019.

	Three Months Ended June 30, 2018
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, April 1, 2018	$860	$5	$(317)	$548
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	46	14	3	63
Purchases	532	1	(3)	530
Sales	(267)	—	—	(267)
Issuances	—	—	—	—
Settlements	—	(1)	110	109
Transfers into Level 3	151	(2)	(76)	73
Transfers out of Level 3	(97)	(1)	18	(80)
Balance, June 30, 2018	$1,225	$16	$(265)	$976

1) Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $(16) million, $13 million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2018.

	Six Months Ended June 30, 2019
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2019	$246	$(6)	$(47)	$193
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	183	(7)	12	188
Purchases	1,325	—	(432)	893
Sales	(1,334)	—	—	(1,334)
Issuances	—	(1)	—	(1)
Settlements	—	—	145	145
Transfers into Level 3	465	—	(28)	437
Transfers out of Level 3	(113)	—	15	(98)
Balance, June 30, 2019	$772	$(14)	$(335)	$423

1)
Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $99 million, $(6) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2019.

	Six Months Ended June 30, 2018
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2018	$365	$2	$(116)	$251
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	109	11	13	133
Purchases	1,145	10	(251)	904
Sales	(546)	—	—	(546)
Issuances	—	(9)	—	(9)
Settlements	—	7	150	157
Transfers into Level 3	275	(4)	(79)	192
Transfers out of Level 3	(123)	(1)	18	(106)
Balance, June 30, 2018	$1,225	$16	$(265)	$976

1)
Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $(19) million, $1 million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2018.

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Bunge uses derivative instruments to manage several market risks, such as interest rate, foreign currency rate, and commodity risk. Some of those hedges Bunge enters into qualify for hedge accounting in the financial statements (Hedge Accounting Derivatives) and some, while intended as economic hedges, do not qualify or are not designated for hedge accounting (Economic Hedge Derivatives). As these derivatives impact the financial statements in different ways, they are discussed separately below.
Hedge Accounting Derivatives - Bunge uses derivatives in qualifying hedge accounting relationships to manage certain of its interest rate, foreign currency, and commodity risks. In executing these hedge strategies, Bunge primarily relies on the shortcut and critical terms match methods in designing its hedge accounting strategy, which results in little to no net earnings impact for these hedge relationships. Bunge monitors these relationships on a quarterly basis and will perform a quantitative analysis to validate the assertion that the hedges are highly effective if there are changes to the hedged item or hedging derivative.

Fair value hedges - These derivatives are used to hedge the effect of interest rate and currency exchange rate changes on certain long-term debt. Under fair value hedge accounting, the derivative is measured at fair value and the carrying value of hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings. In other words, the earnings effect of an increase in the fair value of the derivative will be substantially offset by the earnings effect of the increase in the carrying value of the hedged debt. The net impact of fair value hedge accounting for interest rate swaps is recognized in Interest expense. For cross currency swaps the changes in currency risk on the derivative are recognized in Foreign exchange gains (losses), and the changes in interest rate risk are recognized in Interest expense. Changes in basis risk are held in Accumulated other comprehensive income (loss) until realized through the coupon.
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
Cash flow hedges of commodity risk - Bunge manages commodity price risk on certain forecasted purchases and sales with commodity futures. The change in the value of the future is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the commodity future is reclassified to Net sales or Cost of goods sold. These hedges mature at various times through October 2020. Of the amount currently in Accumulated other comprehensive income (loss), $3 million is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	June 30, 2019	December 31, 2018	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,291	$2,229	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$38	$(29)	$ Notional
Interest rate swap - notional amount	$2,260	$2,266	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$320	$312	$ Notional
Cross currency swap - notional amount	$321	$313	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$164	$50	$ Notional

Cash flow hedges of commodity risk
Commodity price risk future - notional amount	296	—	Metric Tons

Net investment hedges
Foreign currency forward - notional amount	$1,141	$1,888	$ Notional
Carrying value of non-derivative hedging instrument	$907	$912	$ Notional

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
The table below summarizes the volume of economic derivatives as of June 30, 2019 and December 31, 2018. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	June 30,		December 31,
	2019		2018		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$7,547	$(92)	$3,349	$(111)	$ Notional
Futures	$3	$—	$—	$—	$ Notional
FRAs	$426	$(485)	$139	$(149)	$ Notional
Currency
Forwards	$10,198	$(11,144)	$13,713	$(13,701)	$ Notional
Swaps	$35	$(69)	$127	$(535)	$ Notional
Futures	$62	$—	$—	$(16)	$ Notional
Options	$87	$(79)	$869	$(919)	Delta
Agricultural commodities
Forwards	28,726,008	(34,604,184)	25,523,840	(29,314,930)	Metric Tons
Swaps	—	(5,624,547)	—	(9,908,728)	Metric Tons
Futures	1,959,874	—	4,136,525	—	Metric Tons
Options	—	(1,188,015)	718,709	—	Metric Tons
Ocean freight
FFA	1,970	—	—	(90)	Hire Days
FFA options	75	—	302	—	Hire Days
Natural gas
Swaps	349,763	—	1,205,687	—	MMBtus
Futures	1,605,372	—	2,268,190	—	MMBtus
Energy - other
Forwards	5,534,290	—	5,536,290	—	Metric Tons
Futures	—	(17,063)	—	(29,367)	Metric Tons
Swaps	163,000	—	188,800	—	Metric Tons
Other
Swaps and futures	$210	$(1,824)	$52	$—	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(US$ in millions)		2019	2018
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$1	$(1)

Cost of goods sold
Hedge accounting	Foreign currency	$—	$1
Economic hedges	Foreign currency	91	(379)
	Commodities	(244)	432
	Other (1)	—	7
Total Cost of goods sold		$(153)	$61

Interest expense
Hedge accounting	Interest rate	$(5)	$(2)
Economic hedges	Interest rate	(7)	—
Total Interest expense		$(12)	$(2)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$9	$(15)
Economic hedges	Foreign currency	(7)	(41)
Total Foreign exchange gains (losses)		$2	$(56)

Other comprehensive income (loss)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$3	$(7)
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$8	$—
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(7)	$114
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$(12)	$52

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$1	$(4)
(1) Other includes the results from freight, energy and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)		2019	2018
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$2	$(1)

Cost of goods sold
Hedge accounting	Foreign currency	$—	$1
Economic hedges	Foreign currency	166	(414)
	Commodities	(106)	172
	Other (1)	28	—
Total Cost of goods sold		$88	$(241)

Interest expense
Hedge accounting	Interest rate	$(8)	$—
Economic hedges	Interest rate	(10)	—
Total Interest expense		$(18)	$—

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$8	$(12)
Economic hedges	Foreign currency	31	(44)
Total Foreign exchange gains (losses)		$39	$(56)

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(2)	$(1)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$3	$(5)
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$8	$—
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(45)	$133
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$5	$35

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$2	$(1)

(1) Other includes the results from freight, energy and other derivatives.

13.	DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At June 30, 2019, there were $544 million of borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At June 30, 2019, there was

$450 million outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $891 million in short-term borrowings outstanding under local bank lines of credit at June 30, 2019 to support working capital requirements.
At June 30, 2019, Bunge had $4,221 million of unused and available borrowing capacity under its committed credit facilities totaling $5,015 million with a number of lending institutions.
The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2019		December 31, 2018
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,463	$4,522	$4,622	$4,584

On July 1, 2019, Bunge entered into an unsecured five-year multi-currency syndicated term loan agreement (the "Term Loan") in the Japanese loan market, with certain lenders party thereto. The Term Loan is comprised of two tranches: Tranche A, Japanese Yen 30.7 billion ($285 million) bearing interest at three-month LIBOR plus a margin of 0.75% and Tranche B, $90 million bearing interest at three-month LIBOR plus a margin of 1.30%. The proceeds were used to pre-pay amounts outstanding under Bunge’s existing multi-currency syndicated term loan facility in the Japanese loan market maturing in December 2019.

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

(US$ in millions)	June 30, 2019	December 31, 2018
Receivables sold which were derecognized from Bunge's balance sheet	$807	$826
Deferred purchase price included in other current assets	$102	$128

The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Six Months Ended June 30,
(US$ in millions)	2019	2018
Gross receivables sold	$4,663	$4,830
Proceeds received in cash related to transfer of receivables	$4,469	$4,626
Cash collections from customers on receivables previously sold	$3,846	$4,711
Discounts related to gross receivables sold included in SG&A	$8	$6

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

15.	RELATED PARTY TRANSACTIONS
Notes receivable - Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $21 million at June 30, 2019, which matures in September 2021, with interest based on CDI, the average overnight interbank loan rate in Brazil.
Bunge holds a note receivable from Bunge SCF Grain LLC, a 50% equity method investment in the U.S., with a carrying value of $7 million at June 30, 2019, which matures on March 31, 2023, with an interest rate based on LIBOR.

In addition, Bunge held notes receivables from other related parties totaling $4 million at June 30, 2019.
Notes payable - Bunge holds a note payable with Bunge SCF Grain LLC with a carrying value of $14 million at June 30, 2019. This note matures on March 31, 2023 with a variable interest rate of 2.43%.
Other - Bunge purchased soybeans and other agricultural commodity products from certain of its unconsolidated investees and other related parties totaling $307 million and $352 million for the three months ended June 30, 2019 and 2018, respectively, and $661 million and $663 million for the six months ended June 30, 2019 and 2018, respectively. Bunge also sold soybeans and other agricultural commodity products to certain of its unconsolidated investees and other related parties totaling $96 million and $118 million for the three months ended June 30, 2019 and 2018, respectively, and $206 million and $219 million for the six months ended June 30, 2019 and 2018, respectively. In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port services, administrative support, and other services. During the three months ended June 30, 2019 and 2018, Bunge received services totaling $26 million and $31 million, respectively, and provided services of $6 million and $8 million, respectively. During the six months ended June 30, 2019 and 2018, Bunge received services totaling $50 million and $56 million, respectively, and provided services of $10 million and $11 million, respectively. Bunge believes all transaction values to be similar to those that would be conducted with third parties.
At June 30, 2019 and December 31, 2018, Bunge had approximately $42 million and $28 million of receivables from these related parties included in trade accounts receivable in the condensed consolidated balance sheets as of those dates. In addition, at June 30, 2019 and December 31, 2018, Bunge had approximately $55 million and $26 million of payables to these related parties included in trade accounts payable in the condensed consolidated balance sheets as of those dates.

16.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at June 30, 2019 and December 31, 2018 are the following amounts related to these matters:

(US$ in millions)	June 30, 2019	December 31, 2018
Non-income tax claims	$92	$94
Labor claims	78	78
Civil and other claims	98	95
Total	$268	$267

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

On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. In the fourth quarter of 2018, Bunge participated in an amnesty program in the Brazilian state of Rio Grande do Sul, which resulted in a discounted settlement of certain cases. As a result, the liability was reduced to 241 million Brazilian reais (approximately $63 million) as of June 30, 2019.
As of June 30, 2019, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued the outstanding claims (including applicable interest and penalties) as of:

(US$ in millions)	Years Examined	June 30, 2019	December 31, 2018
ICMS	1990 to Present	$268	$264
PIS/COFINS	2004 through 2015	$234	$231

Argentina Export Tax
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings, and claims related to its activities. During 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of June 30, 2019, totaled approximately $310 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.
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
Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2019:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1) (2)	$310
Residual value guarantee (3)	260
Total	$570

(1)
Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, a Bunge subsidiary has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at June 30, 2019, Bunge's potential liability was $159 million, and it has recorded a $18 million obligation related to these guarantees.

(2)
Bunge has issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At June 30, 2019, Bunge's maximum potential future payments under these guarantees was $59 million, and no obligation has been recorded related to these guarantees.

(3)
Bunge has issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At June 30, 2019, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4, Leases).

Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly‑owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its 100% owned subsidiaries.  At June 30, 2019, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $5,890 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V.  There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

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
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2019	$(6,657)	$(169)	$(174)	$(7,000)
Other comprehensive income (loss) before reclassifications	90	(8)	—	82
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, June 30, 2019	$(6,567)	$(178)	$(174)	$(6,919)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2018	$(5,562)	$(244)	$(141)	$(5,947)
Other comprehensive income (loss) before reclassifications	(1,028)	161	2	(865)
Amount reclassified from accumulated other comprehensive income (loss)	14	3	—	17
Balance, June 30, 2018	$(6,576)	$(80)	$(139)	$(6,795)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(6,637)	$(145)	$(153)	$(6,935)
Other comprehensive income (loss) before reclassifications	70	(31)	—	39
Amount reclassified from accumulated other comprehensive income (loss)	—	(2)	(21)	(23)
Balance, June 30, 2019	$(6,567)	$(178)	$(174)	$(6,919)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(5,547)	$(244)	$(140)	$1	$(5,930)
Other comprehensive income (loss) before reclassifications	(1,043)	164	1	—	(878)
Amount reclassified from accumulated other comprehensive income (loss)	14	—	—	(1)	13
Balance, June 30, 2018	$(6,576)	$(80)	$(139)	$—	$(6,795)

19.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2019	2018	2019	2018
Income (loss) from continuing operations	$212	$(17)	$262	$(34)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	2	(2)	(3)	(4)
Income (loss) from continuing operations attributable to Bunge	214	(19)	259	(38)
Convertible preference share dividends	(9)	(9)	(17)	(17)
Income (loss) from discontinued operations, net of tax	—	7	—	5
Net income (loss) available to Bunge common shareholders - Basic	205	(21)	242	(50)
Add back convertible preference share dividends	9	—	—	—
Net income (loss) available to Bunge common shareholders - Diluted	$214	$(21)	$242	$(50)

Weighted-average number of common shares outstanding:
Basic	141,497,071	140,959,421	141,351,844	140,848,779
Effect of dilutive shares:
—stock options and awards (1)	310,272	—	345,445	—
—convertible preference shares (2)	8,329,297	—	—	—
Diluted	150,136,640	140,959,421	141,697,289	140,848,779

Basic earnings per common share:
Net income (loss) from continuing operations	$1.46	$(0.20)	$1.72	$(0.39)
Net income (loss) from discontinued operations	—	0.05	—	0.03
Net income (loss) attributable to Bunge common shareholders—basic	$1.46	$(0.15)	$1.72	$(0.36)

Diluted earnings per common share:
Net income (loss) from continuing operations	$1.43	$(0.20)	$1.71	$(0.39)
Net income (loss) from discontinued operations	—	0.05	—	0.03
Net income (loss) attributable to Bunge common shareholders—diluted	$1.43	$(0.15)	$1.71	$(0.36)

(1)
The weighted-average common shares outstanding-diluted excludes approximately 6 million and 7 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended June 30, 2019 and 2018, respectively.

The weighted-average common shares outstanding-diluted excludes approximately 5 million and 7 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the six months ended June 30, 2019 and 2018, respectively.

(2)
Weighted-average common shares outstanding-diluted for the three months ended June 30, 2018 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares, respectively.

Weighted-average common shares outstanding-diluted for the six months ended June 30, 2019 and 2018 excludes approximately 8 million and 8 million, respectively, weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares, respectively.

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
The “Other” column in the following table contains the reconciliation between the totals for reportable segments and Bunge consolidated totals, which consists primarily of amounts attributable to corporate and other items not allocated to the reportable segments, discontinued operations, and inter-segment eliminations. Transfers between the segments are generally valued at market. The segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended June 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Other (1)	Total
Net sales to external customers	$7,068	$2,206	$430	$284	$108	$—	$10,096
Inter–segment revenues	1,078	41	—	1	18	(1,138)	—
Foreign exchange gains (losses)	(10)	(3)	1	1	—	—	(11)
Noncontrolling interests (1)	—	—	—	1	—	1	2
Other income (expense) – net	35	(1)	9	(2)	(1)	147	187
Segment EBIT (2)	182	25	17	(11)	6	135	354
Depreciation, depletion and amortization	(65)	(40)	(13)	(36)	(1)	—	(155)
Total assets	$12,429	$3,907	$1,480	$1,890	$361	$357	$20,424

	Three Months Ended June 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Other (1)	Total
Net sales to external customers	$8,725	$2,325	$426	$582	$89	$—	$12,147
Inter–segment revenues	1,228	54	—		—	(1,282)	—
Foreign exchange gains (losses)	(93)	5	(2)	(4)	(2)	—	(96)
Noncontrolling interests (1)	1	(2)	—	(1)	—	—	(2)
Other income (expense) – net	22	(1)	(2)	(15)	—	—	4
Segment EBIT (2)	106	11	26	(63)	(9)	—	71
Discontinued operations (3)	—	—	—	—	—	7	7
Depreciation, depletion and amortization	(64)	(41)	(14)	(41)	(2)	—	(162)
Total assets	$14,113	$4,077	$1,527	$1,974	$280	$153	$22,124

	Six Months Ended June 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Other (1)	Total
Net sales to external customers	$13,987	$4,445	$856	$569	$177	$—	$20,034
Inter–segment revenues	2,246	73	—	1	20	(2,340)	—
Foreign exchange gains (losses)	(18)	(1)	3	(2)	—	—	(18)
Noncontrolling interests (1)	2	(6)	—	—	—	1	(3)
Other income (expense) – net	67	—	8	(2)	(2)	147	218
Segment EBIT (2)	291	73	34	(35)	7	135	505
Discontinued operations (3)	—	—	—	—	—	—	—
Depreciation, depletion and amortization	(128)	(80)	(27)	(56)	(3)	—	(294)
Total assets	$12,429	$3,907	$1,480	$1,890	$361	$357	$20,424

	Six Months Ended June 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Other (1)	Total
Net sales to external customers	$16,187	$4,474	$835	$1,145	$147	$—	$22,788
Inter–segment revenues	2,294	91	—	18	—	(2,403)	—
Foreign exchange gains (losses)	(93)	4	—	(3)	(4)	—	(96)
Noncontrolling interests (1)	1	(5)	—	—	(1)	1	(4)
Other income (expense) – net	46	(4)	(2)	(13)	1	—	28
Segment EBIT (2)	148	39	43	(87)	(11)	—	132
Discontinued operations (3)	—	—	—	—	—	5	5
Depreciation, depletion and amortization	(131)	(73)	(29)	(67)	(4)	—	(304)
Total assets	$14,113	$4,077	$1,527	$1,974	$280	$153	$22,124

(1)	Includes noncontrolling interests share of interest and tax to reconcile to consolidated noncontrolling interest.

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

(3)	Represents net income (loss) from discontinued operations.

A reconciliation of total Segment EBIT to net income (loss) attributable to Bunge follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2019	2018	2019	2018
Total Segment EBIT from continuing operations	$354	$71	$505	$132
Interest income	7	6	14	14
Interest expense	(88)	(94)	(163)	(164)
Income tax (expense) benefit	(60)	(2)	(98)	(21)
Income (loss) from discontinued operations, net of tax	—	7	—	5
Noncontrolling interests' share of interest and tax	1	—	1	1
Net income (loss) attributable to Bunge	$214	$(12)	$259	$(33)

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

	Three Months Ended June 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$6,842	$453	$20	$151	$—	$7,466
Sales from contracts with customers	226	1,753	410	133	108	2,630
Net sales to external customers	$7,068	$2,206	$430	$284	$108	$10,096

	Three Months Ended June 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$8,430	$420	$14	$435	$—	$9,299
Sales from contracts with customers	295	1,905	412	147	89	2,848
Net sales to external customers	$8,725	$2,325	$426	$582	$89	$12,147

	Six Months Ended June 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$13,559	$912	$35	$356	$—	$14,862
Sales from contracts with customers	428	3,533	821	213	177	5,172
Net sales to external customers	$13,987	$4,445	$856	$569	$177	$20,034

	Six Months Ended June 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$15,568	$843	$25	$887	$—	$17,323
Sales from contracts with customers	619	3,631	810	258	147	5,465
Net sales to external customers	$16,187	$4,474	$835	$1,145	$147	$22,788

21.	SUBSEQUENT EVENT
On July 22, 2019, certain indirect wholly owned subsidiaries of Bunge entered into a Business Combination Agreement (the “Business Combination Agreement”) with certain wholly owned subsidiaries of BP p.l.c. (collectively, “BP”) to form a 50/50 joint venture (the “Joint Venture”) relating to their sugar and bioenergy operations in Brazil.
Pursuant to the Business Combination Agreement, Bunge and BP will contribute their respective interests in their Brazilian sugar and bioenergy operations to the Joint Venture. Bunge will receive cash proceeds of $775 million in the transaction, comprising $700 million in respect of non-recourse Bunge debt to be assumed by the Joint Venture at closing, and $75 million from BP, subject to customary closing adjustments. Bunge intends to use the proceeds to reduce outstanding indebtedness under its credit facilities. The Joint Venture agreements will provide for certain exit rights of the parties, including private sale rights beginning 18 months after closing and the ability by Bunge to trigger an initial public offering of the Joint Venture after two years from closing, enabling future monetization potential. The transaction is expected to close in the fourth quarter of 2019, subject to customary closing conditions, including receipt of required regulatory approvals.
In connection with the entry into the Business Contribution Agreement, the Company will classify the assets and liabilities to be transferred to the Joint Venture under the Business Contribution Agreement as held for sale in its condensed, consolidated financial statements in the quarter ending September 30, 2019. Accordingly, the Company will record those assets and liabilities at fair value, less estimated transaction costs, through the closing date of the transaction. As a result of the classification as held for sale, the Company will recognize an impairment charge, principally related to the recognition of cumulative currency translation effects, estimated to be in the range of $1.5 billion to $1.7 billion, which charge will primarily be recorded in the quarter ending September 30, 2019. Other than estimated transaction costs of approximately $18 million to be included in the impairment charge, the Company does not expect to incur additional significant cash costs associated with the entry into the Joint Venture. The range of impairment charges described above represents the Company’s best estimate as of the date of this Quarterly Report on Form 10-Q. Actual amounts could differ based on operating results, changes in foreign exchange rates and other factors between the date hereof and the closing of the transaction.

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

Second Quarter 2019 Overview

You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 for a discussion of our internal controls over financial reporting.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Income (Loss) Attributable to Bunge - For the quarter ended June 30, 2019, net income attributable to Bunge increased by $226 million to $214 million from a loss of $12 million for the quarter ended June 30, 2018. This increase resulted primarily from an increase in segment EBIT from our reportable segments of $148 million, predominantly in Agribusiness and Sugar and Bioenergy, as well as $135 million of EBIT associated with our corporate venture capital unit, partially offset by higher income tax expense.
Income Tax Expense - For the quarter ended June 30, 2019, income tax expense related to continuing operations was $60 million, compared to $2 million for the quarter ended June 30, 2018. The higher income tax expense for the second quarter of 2019 compared to the same period last year is primarily due to higher overall pretax income. The effective tax rate for the second quarter of 2019 was 22%. The effective tax rate for the second quarter of 2018 was significantly impacted by a pretax loss.
Segment Overview

Agribusiness - EBIT for the second quarter of 2019 was $182 million compared to $106 million in the second quarter of 2018. In Oilseeds, soy crush margins were lower due to the combination of farmer retention of soybeans in anticipation of higher prices and increased meal availability with the return of Argentine supply. However, second quarter results benefited from positive mark-to-market gains on forward soy crushing contracts as margins decreased in many markets toward the end of the quarter.
In Grains, improved origination results in South America, which benefited from lower costs and favorable freight results, more than offset lower results in North America, which was negatively impacted by the combination of extreme weather and low soybean export demand due to the U.S.-China trade dispute. Additionally, trading and distribution performance and results in our financial services businesses were higher than last year.
Edible Oil Products - EBIT for the second quarter of 2019 was $25 million compared to $11 million in the second quarter of 2018. Improved results in the quarter were primarily driven by higher margins in South America due to a better supply and demand balance of oil, and in North America on improved demand, while results in Europe and Asia were comparable to last year.

Milling Products - EBIT for the second quarter of 2019 was $17 million compared to $26 million in the second quarter of 2018. Lower results were primarily driven by Brazil, where results were impacted by lower volumes and margins as consumers remain price sensitive, particularly in the food service channel.
Sugar and Bioenergy - EBIT for the second quarter of 2019 was a loss of $11 million, compared to a loss of $63 million in the second quarter of 2018. Higher sugarcane milling results were primarily driven by lower costs and increased ethanol volumes and prices, which were partially offset by lower sugar volumes and margins. Additionally, 2018 results were impacted by losses in sugar trading and distribution in preparation for exiting the business and a higher bad debt expense.
Fertilizer - EBIT for the second quarter of 2019 was $6 million compared to a loss of $9 million in the second quarter of 2018. Better results were primarily due to higher volumes and improved prices in Argentina, as well as the impact of favorable foreign currency translation compared to the prior year.
Other - EBIT of $135 million in the second quarter of 2019 relates to the results of our corporate venture capital unit, which benefited from the initial public offering of one of its investments during the second quarter of 2019 and subsequent unrealized mark-to-market gains.
Segment Results
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended June 30,
(US$ in millions, except volumes)	2019	2018
Volumes (in thousands of metric tons):
Agribusiness	34,009	37,398
Edible Oil Products	2,328	2,261
Milling Products	1,113	1,177
Sugar and Bioenergy	828	1,570
Fertilizer	305	254

Net sales:
Agribusiness	$7,068	$8,725
Edible Oil Products	2,206	2,325
Milling Products	430	426
Sugar and Bioenergy	284	582
Fertilizer	108	89
Total	$10,096	$12,147

Cost of goods sold:
Agribusiness	$(6,754)	$(8,371)
Edible Oil Products	(2,064)	(2,202)
Milling Products	(389)	(363)
Sugar and Bioenergy	(280)	(580)
Fertilizer	(97)	(89)
Total	$(9,584)	$(11,605)

Gross profit:
Agribusiness	$314	$354
Edible Oil Products	142	123

Milling Products	41	63
Sugar and Bioenergy	4	2
Fertilizer	11	—
Total	$512	$542

Selling, general and administrative expenses:
Agribusiness	$(157)	$(178)
Edible Oil Products	(113)	(114)
Milling Products	(34)	(33)
Sugar and Bioenergy	(15)	(45)
Fertilizer	(4)	(7)
Other	(12)	—
Total	$(335)	$(377)

Foreign exchange gains (losses):
Agribusiness	$(10)	$(93)
Edible Oil Products	(3)	5
Milling Products	1	(2)
Sugar and Bioenergy	1	(4)
Fertilizer	—	(2)
Total	$(11)	$(96)

EBIT attributable to noncontrolling interests:
Agribusiness	$—	$1
Edible Oil Products	—	(2)
Milling Products	—	—
Sugar and Bioenergy	1	(1)
Fertilizer	—	—
Total	$1	$(2)

Other income (expense) - net:
Agribusiness	$35	$22
Edible Oil Products	(1)	(1)
Milling Products	9	(2)
Sugar and Bioenergy	(2)	(15)
Fertilizer	(1)	—
Other	147	—
Total	$187	$4

Segment EBIT:
Agribusiness	$182	$106
Edible Oil Products	25	11
Milling Products	17	26
Sugar and Bioenergy	(11)	(63)
Fertilizer	6	(9)
Other	135	—
Total	$354	$71

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,
(US$ in millions)	2019	2018
Net income (loss) attributable to Bunge	$214	$(12)
Interest income	(7)	(6)
Interest expense	88	94
Income tax expense (benefit)	60	2
(Income) loss from discontinued operations, net of tax	—	(7)
Noncontrolling interest's share of interest and tax	(1)	—
Total Segment EBIT	$354	$71

Agribusiness Segment - Agribusiness segment net sales decreased by 19% to $7.1 billion in the second quarter of 2019, compared to $8.7 billion in the second quarter of 2018. The decrease was primarily due to lower volumes in our grain origination and distribution businesses, associated with lower supply in North America due to severe weather conditions impacting logistics, and slow farmer selling in Brazil, partially offset by higher volumes in Argentina following the drought in 2018. Sales were also lower in our oilseed processing and trading and distribution businesses, primarily driven by overall lower prices due to increased global soybean meal availability and lower demand from China as a result of the African swine fever outbreak.

Cost of goods sold decreased by 19% in line with the decreases in net sales in our grain and oilseed businesses related to lower volumes and prices as discussed above.

Gross profit decreased by $40 million in the second quarter of 2019 to $314 million from $354 million in the second quarter of 2018. The decrease was primarily associated with lower soy crush results in Brazil, caused by higher Brazilian soybean prices related to ongoing global trade tensions and in Argentina and Europe, as margins were lower due to higher global availability and lower demand for soybean meal. Additionally results in our oilseed trading and distribution business contributed to the lower results. These decreases were partially offset by mark-to-market gains related to forward oilseed crushing contracts and improved results in our China soy crush business due to improved margins.

SG&A expenses decreased $21 million to $157 million in the second quarter of 2019, from $178 million in the same period last year. The decrease was mainly due to savings from our global competitiveness program ("GCP"), as well as lower charges recognized in the second quarter of 2019 associated with execution of the GCP as compared to the same period last year, and from the depreciation of the Brazilian real against the U.S. dollar.

Foreign exchange results in the second quarter of 2019 were losses of $10 million, compared to losses $93 million in the second quarter of 2018. Foreign exchange results are primarily driven by funding non-U.S. functional currency operations. Results in 2018 were primarily driven by the devaluation of the Argentine peso on U.S. dollar loans to fund operations in Argentina.

Other income (expense) - net was income of $35 million in the second quarter of 2019, compared to income of $22 million in the second quarter of 2018. The increase was primarily due to higher income earned from financial services activities.

Segment EBIT increased by $76 million to $182 million in the second quarter of 2019 from $106 million in the second quarter of 2018. The increase was primarily due to a more favorable foreign exchange result, lower SG&A expenses and higher income earned from financial services, partially offset by overall lower gross profit.

Edible Oil Products Segment - Edible Oil Products segment net sales decreased by 5% in the second quarter of 2019 to $2.2 billion, compared to $2.3 billion in the second quarter of 2018. The decrease was primarily due to lower prices in Europe, Asia and Brazil, partially offset by higher volumes in all regions.
Cost of goods sold in the second quarter of 2019 decreased 6% from the same period of 2018, which is substantially in line with the decrease in net sales noted above.

Gross profit in the second quarter of 2019 increased by 15% to $142 million compared to $123 million for the second quarter of 2018. The increase was primarily due to improved results in South America, from higher margins on packaged oils in Brazil driven by tighter supply and lower industrial costs and in Argentina from higher volumes and a favorable product mix, and in North America from higher volumes and margins.

SG&A expenses decreased slightly to $113 million in the second quarter of 2019 compared with $114 million in the same period a year ago.

Segment EBIT increased to $25 million for the second quarter of 2019 from $11 million in the second quarter of 2018, primarily associated with higher gross profit.

Milling Products Segment - Milling Products segment net sales were $430 million in the second quarter of 2019, compared to $426 million for the same period a year ago. The increase was primarily driven by Brazil, resulting from increased prices for wheat products and in the U.S. on higher export volumes in our rice milling business. These increases were partially offset by lower volumes in Mexico.

Cost of goods sold increased by 7% to $389 million for the second quarter of 2019 from $363 million in the second quarter of 2018. In addition to higher costs of raw materials in Brazil, the increase was due to an impairment charge associated with our extrusion business in the U.S. These increases were partially offset by lower volumes in Mexico.

Gross profit decreased to $41 million in the second quarter of 2019, compared to $63 million in the second quarter of 2018. The decrease was primarily associated with lower margins in Brazil due to strong price competition and in Mexico due to soft demand and increased competition, as well as the above-mentioned impairment charge associated with our extrusion business.

SG&A expenses of $34 million in the second quarter of 2019 increased by $1 million compared to the same period in 2018.

Other income (expense) - net was income of $9 million in the second quarter of 2019, compared to a loss of $2 million in the second quarter of 2018. The increase was primarily due to a gain on an arbitration settlement in the U.S. in 2019.

Segment EBIT was $17 million in the second quarter of 2019, compared to $26 million last year. The decrease was primarily due to lower gross profit in Brazil and Mexico and an impairment charge, partially offset by a gain on an arbitration settlement in the U.S.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased 51% to $284 million in the second quarter of 2019 compared to $582 million in the same quarter last year. The decrease in sales was primarily due to exiting our international trading and merchandising business in 2018, as well as lower volumes and global prices of sugar, partially offset by higher volumes and prices in ethanol.

Cost of goods sold decreased 52% in the second quarter of 2019 compared to the same period of 2018, which is substantially in line with the decrease in net sales. Additionally, depreciation and depletion contributed to the lower cost of goods sold.

Gross profit increased $2 million to $4 million in the second quarter of 2019 from $2 million in 2018, primarily associated with higher ethanol sales volumes and lower costs.

SG&A expenses of $15 million in the second quarter of 2019 decreased by $30 million from $45 million in the same period of 2018, primarily associated with higher bad debt expenses in 2018, the exit of the international trading and merchandising business, and the impact of the depreciation of the Brazilian real against the U.S. dollar.

Foreign exchange results in the second quarter of 2019 were gains of $1 million, compared to losses of $4 million in the second quarter of 2018. Foreign exchange results are primarily driven by funding non-U.S. functional currency operations.

Other income (expense) - net was a loss of $2 million in the second quarter of 2019, compared to a loss of $15 million in the second quarter of 2018. Results in 2018 included a $16 million loss related to the sale of an equity investment.

Segment EBIT was a loss of $11 million in the second quarter of 2019 compared to a loss of $63 million in the second quarter of 2018. The improved results were primarily associated with significantly lower SG&A costs in 2019 and improved ethanol results. Additionally, results in 2018 were impacted by a loss related to the sale of an equity investment.

Fertilizer Segment - Fertilizer segment net sales were $108 million in the second quarter of 2019 compared to $89 million in the second quarter of 2018. The increase was primarily due to higher volumes and sales prices in Argentina.

Cost of goods sold increased to $97 million in the second quarter of 2019, from $89 million in the second quarter of 2018, primarily due to higher volumes. Additionally, 2018 costs were impacted by unfavorable foreign currency translation.

Gross profit was $11 million in the second quarter of 2019 compared to $0 million in the comparable period of 2018 mainly due to higher volumes and improved margins.

SG&A expenses were $4 million in the second quarter of 2019, compared to $7 million in the comparable period of 2018. The decrease was primarily due to bad debt recoveries in 2019 and the depreciation of the Brazilian real against the U.S. dollar.

Segment EBIT increased by $15 million to $6 million in the second quarter of 2019 as compared to a loss of $9 million in the same period a year ago. The increase was primarily due to higher gross profit and lower overall expenses.

Other - Other segment EBIT of $135 million in the second quarter of 2019 relates to the results of our corporate venture capital unit, which benefited from the initial public offering of one of its investments during the second quarter of 2019 and subsequent unrealized mark-to-market gains.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended June 30,
(US$ in millions)	2019	2018
Interest income	$7	$6
Interest expense	(88)	(94)

Interest income increased to $7 million in the second quarter of 2019 compared to $6 million in the second quarter of 2018. Interest expense decreased by $6 million compared to 2018, primarily due to overall lower average debt levels.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Income (Loss) Attributable to Bunge - For the six months ended June 30, 2019, net income attributable to Bunge increased by $292 million to $259 million from a loss of $33 million in the six months ended June 30, 2018. This increase resulted primarily from an increase in segment EBIT from our reportable segments of $238 million, predominantly in Agribusiness, Edible Oils, and Sugar and Bioenergy, as well as $135 million of EBIT associated with our corporate venture capital unit, partially offset by higher associated income tax expense. Segment EBIT also benefited from SG&A savings associated with the GCP.
Income Tax Expense - For the six months ended June 30, 2019, income tax expense related to continuing operations was $98 million, compared to $21 million for the six months ended June 30, 2018. The higher income tax expense for the six months ended June 30, 2019 compared to the same period last year is primarily due to higher overall pretax income. The effective tax rate for the six months ended June 30, 2019 was 27%. The effective tax rate for the six months ended June 30, 2018 was significantly impacted by a small pretax loss.
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

Six Months Ended June 30,
(US$ in millions, except volumes)	2019	2018
Volumes (in thousands of metric tons):

Agribusiness	68,438	73,203
Edible oil products	4,637	4,269
Milling products	2,218	2,312
Sugar and Bioenergy	1,644	3,017
Fertilizer	501	426

Net sales:
Agribusiness	$13,987	$16,187
Edible oil products	4,445	4,474
Milling products	856	835
Sugar and Bioenergy	569	1,145
Fertilizer	177	147
Total	$20,034	$22,788

Cost of goods sold:
Agribusiness	$(13,438)	$(15,630)
Edible oil products	(4,153)	(4,225)
Milling products	(766)	(718)
Sugar and Bioenergy	(567)	(1,147)
Fertilizer	(161)	(142)
Total	$(19,085)	$(21,862)

Gross profit:
Agribusiness	$549	$557
Edible oil products	292	249
Milling products	90	117
Sugar and Bioenergy	2	(2)
Fertilizer	16	5
Total	$949	$926

Selling, general and administrative expenses:
Agribusiness	$(309)	$(363)
Edible oil products	(212)	(205)
Milling products	(67)	(72)
Sugar and Bioenergy	(33)	(69)
Fertilizer	(7)	(12)
Other	(12)	—
Total	$(640)	$(721)

Foreign exchange gains (losses):
Agribusiness	$(18)	$(93)
Edible oil products	(1)	4
Milling products	3	—
Sugar and Bioenergy	(2)	(3)
Fertilizer	—	(4)
Total	$(18)	$(96)

EBIT attributable to noncontrolling interests:
Agribusiness	$2	$1
Edible oil products	(6)	(5)
Milling products	—	—
Sugar and Bioenergy	—	—
Fertilizer	—	(1)
Total	$(4)	$(5)

Other income (expense) - net:
Agribusiness (1)	$67	$46
Edible oil products	—	(4)
Milling products	8	(2)
Sugar and Bioenergy	(2)	(13)
Fertilizer	(2)	1
Other	147	—
Total	$218	$28

Segment EBIT:
Agribusiness	$291	$148
Edible oil products	73	39
Milling products	34	43
Sugar and Bioenergy	(35)	(87)
Fertilizer	7	(11)
Other	135	—
Total	$505	$132
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Six Months Ended June 30,
(US$ in millions)	2019	2018
Net income (loss) attributable to Bunge	$259	$(33)
Interest income	(14)	(14)
Interest expense	163	164
Income tax expense (benefit)	98	21
(Income) loss from discontinued operations, net of tax	—	(5)
Noncontrolling interest's share of interest and tax	(1)	(1)
Total Segment EBIT	$505	$132

Agribusiness Segment - Agribusiness segment net sales decreased by 14% to $14.0 billion in the six months ended June 30, 2019, compared to $16.2 billion in the six months ended June 30, 2018. The decrease was primarily due to lower volumes in our grain origination and distribution businesses, associated with lower supply in North America due to severe weather conditions, slow farmer selling in Brazil, as well as on average lower prices in our oilseed businesses due to increased global soybean meal availability, partly driven by increased supply in Argentina following last year’s drought, and lower demand from China as a result of the African swine fever outbreak.

Cost of goods sold decreased by 14%, primarily in our grain origination and grain trading and distribution businesses, related to lower volumes and prices as discussed above.

Gross profit decreased by $8 million to $549 million in the six months ended June 30, 2019, from $557 million in the six months ended June 30, 2018. The decrease was primarily due to lower results in our grain origination, and grain trading and distribution businesses driven by lower volumes and margins in all regions, lower oilseed processing results in Argentina and Brazil, and lower oilseed trading and distribution results. Partially offsetting these lower results were higher results in oilseed processing in the U.S., Europe, and China, driven by the hedging of soy crush margins at the higher levels during the second half of last year, improved results in our softseed processing businesses in Europe and Canada due to higher margins, as well as improved results in our ocean freight business.

SG&A expenses decreased $54 million to $309 million in the six months ended June 30, 2019, which represented a 15% decrease from the $363 million in the same period last year. The decrease was mainly due to savings from the GCP, as well as lower charges recognized in the first six months of 2019 associated with execution of the GCP as compared to the same period last year, and from the depreciation of the Brazilian real against the U.S. dollar.

Foreign exchange results in the six months ended June 30, 2019 were losses of $18 million, compared to losses of $93 million in the six months ended June 30, 2018. Foreign exchange results are primarily driven by funding non-U.S. functional currency operations. Results in 2018 were primarily driven by the devaluation of the Argentine peso on U.S. dollar loans to fund operations in Argentina.

Other income (expense) - net was income of $67 million in the six months ended June 30, 2019, compared to income of $46 million in the six months ended June 30, 2018. The increase was primarily due higher income earned from financial services activities and improved results from our soy crush equity method investments in Asia and South America.

Segment EBIT increased by $143 million to $291 million in the six months ended June 30, 2019 from $148 million in the six months ended June 30, 2018. The increase was primarily due to higher oilseed processing results in Europe, China and Canada, better results from ocean freight, lower foreign exchange losses, and lower SG&A expenses, partially offset by lower results in our grain businesses and oilseed trading and distribution businesses.

Edible Oil Products Segment - Edible oil products segment net sales decreased by 1% in the six months ended June 30, 2019 to $4.4 billion, compared to $4.5 billion in the six months ended June 30, 2018, resulting primarily from lower prices in the U.S., Europe, and Brazil, partially offset by an increase in volumes driven by our acquisition of Loders on March 1, 2018.

Cost of goods sold in the six months ended June 30, 2019 decreased 2% from the same period of 2018, which is substantially in line with the decrease in net sales noted above.

Gross profit in the six months ended June 30, 2019 increased to $292 million compared to $249 million for the six months ended June 30, 2018. The increase was primarily due to the acquisition of Loders and improved results in South America, from higher margins on packaged oils in Brazil compared to the prior year due to excess supplies in 2018, in Argentina from higher volumes and a favorable product mix, and the U.S. from higher volumes and margins.

SG&A expenses increased by 3% to $212 million in the six months ended June 30, 2019 compared with $205 million in the same period a year ago. The increase was related to the acquisition of Loders, partially offset by lower costs in Europe and Brazil due to the depreciation of the euro and Brazilian real against the U.S. dollar, as well as savings from the GCP across all regions.

Segment EBIT increased to $73 million for the six months ended June 30, 2019, up from $39 million in the six months ended June 30, 2018. The increase was primarily due to the acquisition of Loders, higher gross profit in South America and the U.S. and lower SG&A costs in Europe and Brazil.

Milling Products Segment - Milling products segment net sales were $856 million in the six months ended June 30, 2019, compared to $835 million. The increase was primarily driven by higher prices for wheat products in Brazil and from the acquisition of two corn mills in the U.S. ("Minsa") in the first quarter of 2018. These increases were partially offset by lower volumes in Brazil and Mexico.

Cost of goods sold increased by 7% to $766 million for the six months ended June 30, 2019 from $718 million in the six months ended June 30, 2018. The increase was primarily due to the higher cost of raw materials in Brazil, the impairment charge associated with our extrusion business in the U.S., and additional costs associated with the acquisition of Minsa. These increases were partially offset by lower volumes in Mexico.

Gross profit decreased to $90 million in the six months ended of 2019, down from $117 million in the six months ended June 30, 2018. The decrease was primarily associated with lower volumes and margins in Brazil and Mexico, as well as the above-mentioned impairment charge associated with our extrusion business.

SG&A expenses decreased to $67 million in the six months ended June 30, 2019 from $72 million. The decrease was primarily due to savings from the GCP and the depreciation of the Brazilian real against the U.S. dollar. Additionally, 2018 was impacted by acquisition costs related to Minsa.

Other income (expense) - net was income of $8 million in the six months ended June 30, 2019, compared to a loss of $2 million in the six months ended June 30, 2018. The increase was primarily due to a gain on an arbitration settlement in the U.S. in 2019.

Segment EBIT decreased to $34 million in the six months ended June 30, 2019, from $43 million in the six months ended June 30, 2018. The decrease was primarily due to lower gross profit in Brazil and Mexico and an impairment charge, partially offset by the arbitration settlement gain and lower SG&A expenses.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased to $569 million in the six months ended June 30, 2019 compared to $1.1 billion in the same period last year. The 50% decrease in sales was primarily due to exiting our international trading and merchandising business in 2018, as well as lower global prices and volume of sugar, partially offset by higher prices and volumes of ethanol.

Cost of goods sold decreased 51% in the six months ended June 30, 2019 compared to the same period June 30, 2018, which is in line with lower net sales.

Gross profit increased to $2 million in the six months ended June 30, 2019 from a loss of $2 million in the six months ended June 30, 2018, primarily associated with higher ethanol prices and sales volumes and lower industrial costs.

SG&A expenses decreased by 52% to $33 million in the six months ended June 30, 2019 from $69 million in the comparable period June 30, 2018, primarily associated the exit of the international trading and merchandising business, lower bad debt expenses, savings and lower costs associated with the GCP, and the impact of the depreciation of the Brazilian real against the U.S. dollar.

Foreign exchange results in the six months ended June 30, 2019 were losses of $2 million compared to losses of $3 million in the six months ended June 30, 2018. Foreign exchange results are primarily driven by funding non-U.S. functional currency operations.

Other income (expense) - net was a loss of $2 million in the six months ended June 30, 2019, compared to a loss of $13 million in the six months ended June 30, 2018. Results in 2018 included a $16 million loss related to the sale of an equity investment.

Segment EBIT improved to a loss of $35 million in the six months ended June 30, 2019 from a loss of $87 million in the six months ended June 30, 2018. The better results were primarily associated with improved gross profit and significantly lower SG&A costs in 2019. Results in 2018 were impacted by a loss related to the sale of an equity investment.

Fertilizer Segment - Fertilizer segment net sales increased 20% to $177 million in the six months ended June 30, 2019, compared to $147 million in the six months ended June 30, 2018. The increase was primarily due to higher volumes and prices in Argentina.

Cost of goods sold for the six months ended June 30, 2019 were $161 million, compared to $142 million for the six months ended June 30, 2018. The increase was primarily due to higher volumes. Additionally, 2018 costs were impacted by unfavorable foreign currency translation.

Gross profit increased by $11 million to $16 million in the six months ended June 30, 2019, from $5 million in the comparable period June 30, 2018, due to higher volumes and lower costs, and the impact of favorable foreign currency translation compared to the prior year.

SG&A expenses decreased by $5 million to $7 million in the six months ended June 30, 2019, from $12 million in the comparable period June 30, 2018. The decrease was primarily due to bad debt recoveries during 2019.

Segment EBIT improved by $18 million to $7 million in the six months ended June 30, 2019 from a loss of $11 million in the same period a year ago. The increase was primarily due to higher gross profit, lower overall expenses, and better foreign exchange results.

Other - Other segment EBIT of 135 million in the six months ended June 30, 2019 relates to the operations of our corporate venture capital unit, which benefited from the initial public offering of one of its investments during the second quarter of 2019 and subsequent unrealized mark-to-market gains.

Interest - A summary of consolidated interest income and expense follows:

	Six Months Ended June 30,
(US$ in millions)	2019	2018
Interest income	$14	$14
Interest expense	(163)	(164)

Interest income was $14 million in the six months ended June 30, 2019 and 2018. Interest expense decreased by $1 million compared to 2018 as lower overall average debt balances were partially offset by higher interest rates in certain countries.
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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.49 and 1.54 at June 30, 2019 and December 31, 2018, respectively.
Cash and Cash Equivalents - Cash and cash equivalents were $238 million and $389 million at June 30, 2019 and December 31, 2018, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.
Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $4,423 million and $4,532 million at June 30, 2019 and December 31, 2018, respectively (see Note 6 - Inventories, to our condensed consolidated financial statements).
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
Revolving Credit Facilities - At June 30, 2019, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,221 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	June 30, 2019	June 30, 2019	December 31, 2018
Commercial paper	2023	$600	$544	$—
Long-term revolving credit facilities (1)	2020 - 2023	$4,415	250	500
Total		$5,015	$794	$500

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

We had no borrowings outstanding at June 30, 2019 under our unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision.
We had $250 million of borrowings outstanding at June 30, 2019 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2020 (the ‘‘2020 Facility’’). Borrowings under the 2020 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the 2020 Facility. Amounts under the 2020 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the 2020 Facility by up to $250 million pursuant to an accordion provision. We have the option to request an extension of the maturity date of the 2020 Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such extension request.
We had no borrowings outstanding at June 30, 2019 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "2022 Facility"). Borrowings under the 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
We had no borrowings outstanding at June 30, 2019 under our unsecured $700 million, 5-year revolving credit facility, maturing on May 1, 2023. Additionally, subject to lender approval, we may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision. We entered into this facility in connection with our previously announced strategy to reduce our exposure to the sugar milling business in Brazil. This facility is upon fulfillment of certain conditions convertible into a non-recourse secured term loan facility with our sugar milling business as the borrower, and therewith providing financial flexibility for us to fund our sugar milling business on a stand-alone basis. In connection with the previously announced agreement to form of a joint venture relating to our Brazilian sugar and bioenergy operations, we intend to convert this facility on or prior to the closing of the joint venture transaction (See Note 21, Subsequent Event, to our condensed consolidated financial statements).
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At June 30, 2019, $544 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.

In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At June 30, 2019 there were $450 million of borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt - Our short and long-term debt increased by $976 million at June 30, 2019 from December 31, 2018, primarily due to the funding of working capital requirements. For the six months ended June 30, 2019, our average short and long-term debt outstanding was approximately $6,159 million compared to approximately $6,614 million for the six months ended at June 30, 2018. Our long-term debt balance was $4,463 million at June 30, 2019 compared to $4,622 million at December 31, 2018. The following table summarizes our short-term debt at June 30, 2019.

(US$ in millions)	Outstanding Balance at June 30, 2019	Weighted Average Interest Rate at June 30, 2019	Highest Balance Outstanding During Quarter Ended June 30, 2019	Average Balance During Quarter Ended June 30, 2019	Weighted Average Interest Rate During Quarter Ended March 31, 2019
Bank borrowings (1)	$1,341	4.98%	$1,579	$1,367	5.83%
Commercial paper	544	2.79%	599	511	2.88%
Total	$1,885		$2,178	$1,878

(1)
Includes $155 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia Pacific countries at a weighted average interest rate of 18.19% as of June 30, 2019.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	June 30, 2019	December 31, 2018
Short-term debt: (1)	20
Short-term debt (2)	$1,885	$750
Current portion of long-term debt	424	419
Total short-term debt	2,309	1,169

Long-term debt (3):
Revolving credit facility expiry 2020	250	500
Term loan due 2019 - three-month Yen LIBOR plus 0.75% (Tranche A)	265	258
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	56	54
Term loan due 2019 - three-month LIBOR plus 1.30% (Tranche C)	85	85
3.50% Senior Notes due 2020	499	498
3.00% Senior Notes due 2022	398	397
1.85% Senior Notes due 2023 - Euro	910	916
4.35% Senior Notes due 2024	595	595
3.25% Senior Notes due 2026	695	695
3.75% Senior Notes due 2027	594	594
Other	116	30
Subtotal	4,463	4,622
Less: Current portion of long-term debt	(424)	(419)
Total long-term debt	4,039	4,203
Total debt	$6,348	$5,372

(1)	Includes secured debt of $4 million and $9 million at June 30, 2019 and December 31, 2018, respectively.

(2)
Includes $155 million and $136 million of local currency bank borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 18.19% and 23.61% as of June 30, 2019 and December 31, 2018, respectively.

(3)	Includes secured debt of $16 million and $17 million at June 30, 2019 and December 31, 2018, respectively.
Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2019 was as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Negative
Moody’s	P-1	Baa3	Stable
Fitch	F1	BBB-	Stable

(1)	Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2019.
On July 1, 2019, we entered into an unsecured five-year multi-currency syndicated term loan agreement (the "Term Loan") in the Japanese loan market, with certain lenders party thereto. The Term Loan is comprised of two tranches: Tranche A, Japanese Yen 30.7 billion ($285 million) bearing interest at three-month LIBOR plus a margin of 0.75% and Tranche B, $90 million bearing interest at three-month LIBOR plus a margin of 1.30%. The proceeds were used to pre-pay amounts outstanding under our existing multi-currency syndicated term loan facility in the Japanese loan market maturing in December 2019.
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
Equity
Total equity is set forth in the following table:

(US$ in millions)	June 30, 2019	December 31, 2018
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,300	5,278
Retained earnings	8,179	8,059
Accumulated other comprehensive income	(6,919)	(6,935)
Treasury shares, at cost - 2019 and 2018 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	6,331	6,173
Noncontrolling interest	194	205
Total equity	$6,525	$6,378

Total Bunge shareholders’ equity was $6,331 million at June 30, 2019 compared to $6,173 million at December 31, 2018. The increase during the six months ended June 30, 2019 was primarily due to $259 million of net income attributable to Bunge and $70 million cumulative translation gains, partially offset by $31 million of losses associated with hedging activities and $142 million and $17 million of declared dividends to common and preferred shareholders, respectively.
Noncontrolling interest decreased to $194 million at June 30, 2019 from $205 million at December 31, 2018. The decrease during the six months ended June 30, 2019 was primarily due to dividends paid to noncontrolling interest entities.
As of June 30, 2019, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.2072 Bunge Limited common shares, based on the conversion price of $82.8357 per share, subject to certain additional anti-dilution adjustments (which represents 8,329,297 Bunge Limited common shares at June 30, 2019). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
For the six months ended June 30, 2019, our cash and cash equivalents and restricted cash decreased by $145 million, compared to a decrease of $380 million in cash and cash equivalents and restricted cash for the six months ended June 30, 2018.
Cash used for operating activities was $1,083 million for the six months ended June 30, 2019 compared to $3,549 million for the six months ended June 30, 2018. Net cash outflows for operating activities was lower for the six months ended June 30, 2019, primarily due to lower working capital requirements, the lower use of cash associated with beneficial interests in securitized trade receivables, and higher net income compared to the six months ended June 30, 2018.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the six months ended June 30, 2019 and 2018, we recorded foreign currency losses on our debt of $38 million and $171 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss on net debt” in our condensed consolidated statements of cash flows. This adjustment is required as these losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Cash provided by investing activities was $185 million in the six months ended June 30, 2019 compared to cash used for investing activities of $217 million in the six months ended June 30, 2018. For the six months ended June 30, 2019, payments were made for capital expenditures of $265 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil, as well as other capital projects at various facilities. In addition, payments were made for investments of $277 million, primarily related to deposits in South America and promissory notes related to financial services, which were partially offset by proceeds from such investments of $213 million. Cash provided by investing activities was primarily associated with proceeds of $547 million from beneficial interests in securitized trade receivables. For the six months ended June 30, 2018, payments made for capital expenditures were $220 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil and the upgrade of our crush facility in Italy, as well as other capital projects at various facilities. In addition, we acquired Loders for $895 million, net of cash acquired and Minsa for $73 million, net of cash acquired. Further, payments were made for investments of $1,082 million, primarily related to deposits, treasuries and bonds in South America related to financial services activities, which were partially offset by proceeds from such investments of $945 million. These payments were additionally offset by proceeds of $1,064 million from beneficial interests in securitized trade receivables.
Cash provided by financing activities was $745 million in the six months ended June 30, 2019, compared to $3,418 million in the six months ended June 30, 2018. In the six months ended June 30, 2019, the net increase of $904 million in borrowings was primarily related to the funding of working capital needs and to finance capital expenditures. In addition, we paid dividends of $158 million to our common shareholders and holders of our convertible preference shares. In the six months ended June 30, 2018, the net increase of $3,567 million in borrowings was primarily related to the funding of acquisitions, higher working capital needs, and to finance capital expenditures. In addition, we paid dividends of $147 million to our common shareholders and holders of our convertible preference shares.
Off-Balance Sheet Arrangements
Guarantees - We have issued or were a party to the following guarantees at June 30, 2019:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$310
Residual value guarantee (3)	260
Total	$570

(1)
We have issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at June 30, 2019, our potential liability was $159 million, and we have recorded a $18 million obligation related to these guarantees.

(2)
We have issued guarantees to certain third parties related to performance of our unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At June 30, 2019, Bunge's maximum potential future payments under these guarantees was $59 million, and no obligation has been recorded related to these guarantees.

(3)
We have issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At June 30, 2019, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4, Leases, to our condensed consolidated financial statements).

We have provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its 100% owned subsidiaries. At June 30, 2019, debt with a carrying amount of $5,890 million related to these guarantees is included in our condensed consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends
We paid a regular quarterly cash dividend of $0.50 per share on June 3, 2019 to common shareholders of record on May 20, 2019. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2019 to shareholders of record on May 15, 2019. On May 22, 2019, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.50 per common share. The dividend will be payable on September 3, 2019 to common shareholders of record on August 20, 2019. We also announced on May 22, 2019 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2019 to shareholders of record on August 15, 2019.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 22, 2019. There were no material changes to Bunge’s critical accounting policies during the six months ended June 30, 2019. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

	Six Months Ended June 30, 2019		Year Ended December 31, 2018
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$405	$(41)	$2,131	$(213)
Lowest daily aggregated position value	$(673)	$(67)	$(624)	$(62)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2019 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange gains of $18 million for the six months ended June 30, 2019 and foreign exchange losses of $344 million for the year ended December 31, 2018 related to permanently invested intercompany loans.
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

The aggregate fair value of our short and long-term debt based on market yields at June 30, 2019, was $6,407 million with a carrying value of $6,348 million. There was no significant change in our interest rate risk at June 30, 2019.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at June 30, 2019 would result in a decrease of approximately $65 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at June 30, 2019 would cause an increase of approximately $56 million in the fair value of our debt.
A hypothetical 1% change in LIBOR would result in a change of approximately $48 million in our interest expense on our variable rate debt at June 30, 2019. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 1% change in interest rate ignores the potential impact of any currency movements.

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
As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Note 16 to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $70 million and $65 million, for labor and civil claims, respectively, as of June 30, 2019. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 132 million Brazilian reais (approximately $35 million as of June 30, 2019) related to a legacy environmental claim in Brazil.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

10.1	Employment Agreement, dated April 25, 2019, between Bunge Limited and Gregory A. Heckman (incorporated by reference from the Company’s Current Report on Form 8-K filed on April 26, 2019).
10.2*	Employment Offer Letter, dated May 7, 2019, between Bunge Limited and John W. Neppl

101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: July 31, 2019	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer