Form 10-Q
period 2019-09-30
Bunge LTD
filed 2019-10-30
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 25, 2019, the number of shares issued of the registrant was:
Common shares, par value $.01 per share: 141,662,473

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2019 and 2018	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2019 and 2018	4

	Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Nine Months Ended September 30, 2019 and 2018	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward-Looking Statements	37

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	58

PART II — INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

Signatures		60

Exhibit Index		60

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$10,323	$11,412	$30,357	$34,200
Cost of goods sold	(11,301)	(10,494)	(30,386)	(32,356)
Gross profit	(978)	918	(29)	1,844
Selling, general and administrative expenses	(329)	(333)	(969)	(1,054)
Interest income	8	7	22	21
Interest expense	(86)	(101)	(249)	(265)
Foreign exchange gains (losses)	(129)	(20)	(147)	(116)
Other income (expense) – net	4	(19)	222	9
Income (loss) from continuing operations before income tax	(1,510)	452	(1,150)	439
Income tax (expense) benefit	28	(85)	(70)	(106)
Income (loss) from continuing operations	(1,482)	367	(1,220)	333
Income (loss) from discontinued operations, net of tax	—	7	—	12
Net income (loss)	(1,482)	374	(1,220)	345
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(6)	(9)	(9)	(13)
Net income (loss) attributable to Bunge	(1,488)	365	(1,229)	332
Convertible preference share dividends	(8)	(8)	(25)	(25)
Net income (loss) available to Bunge common shareholders	$(1,496)	$357	$(1,254)	$307

Earnings per common share—basic (Note 19)
Net income (loss) from continuing operations	$(10.57)	$2.48	$(8.87)	$2.09
Net income (loss) from discontinued operations	—	0.05	—	0.09
Net income (loss) attributable to Bunge common shareholders	$(10.57)	$2.53	$(8.87)	$2.18

Earnings per common share—diluted (Note 19)
Net income (loss) from continuing operations	$(10.57)	$2.39	$(8.87)	$2.08
Net income (loss) from discontinued operations	—	0.05	—	0.08
Net income (loss) attributable to Bunge common shareholders	$(10.57)	$2.44	$(8.87)	$2.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,482)	$374	$(1,220)	$345
Other comprehensive income (loss):
Foreign exchange translation adjustment	(364)	(168)	(296)	(1,225)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $1 and nil in 2019 and $1 and $4 in 2018	32	8	1	172
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil and nil in 2019 and nil and nil in 2018	—	(1)	—	(1)
Reclassification of realized net (gains) losses to net income, net of tax expense (benefit) of nil and $1 in 2019 and nil and nil in 2018	(6)	—	(8)	(1)
Pension adjustment, net of tax (expense) benefit of nil and nil in 2019 and $1 and $1 in 2018	—	(3)	—	(2)
Total other comprehensive income (loss)	(338)	(164)	(303)	(1,057)
Total comprehensive income (loss)	(1,820)	210	(1,523)	(712)
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	17	(8)	16	16
Total comprehensive income (loss) attributable to Bunge	$(1,803)	$202	$(1,507)	$(696)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$291	$389
Trade accounts receivable (less allowances of $110 and $113) (Note 14)	1,834	1,637
Inventories (Note 6)	5,466	5,871
Assets held for sale (Note 3)	76	—
Other current assets (Note 7)	3,159	3,171
Total current assets	10,826	11,068
Property, plant and equipment, net	4,126	5,201
Operating lease assets (Note 4)	746	—
Goodwill	701	727
Other intangible assets, net	606	697
Investments in affiliates	472	451
Deferred income taxes	445	458
Other non-current assets (Note 8)	712	823
Total assets	$18,634	$19,425
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,825	$750
Current portion of long-term debt (Note 13)	65	419
Trade accounts payable (includes $699 and $441 carried at fair value)	3,046	3,501
Current operating lease obligations (Note 4)	191	—
Liabilities held for sale (Note 3)	460	—
Other current liabilities (Note 10)	1,782	2,502
Total current liabilities	7,369	7,172
Long-term debt (Note 13)	4,581	4,203
Deferred income taxes	333	356
Non-current operating lease obligations (Note 4)	520	—
Other non-current liabilities	769	892
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest (Note 17)	413	424
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2019 and 2018 - 6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2019 – 141,580,003 shares, 2018 – 141,111,081 shares	1	1
Additional paid-in capital	5,312	5,278
Retained earnings	6,611	8,059
Accumulated other comprehensive income (loss) (Note 18)	(7,234)	(6,935)
Treasury shares, at cost - 2019 and 2018 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	4,460	6,173
Noncontrolling interests	189	205
Total equity	4,649	6,378
Total liabilities, redeemable noncontrolling interest and equity	$18,634	$19,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(1,220)	$345
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	1,664	5
Foreign exchange loss on net debt	152	134
Bad debt expense	5	28
Depreciation, depletion and amortization	428	463
Share-based compensation expense	30	31
Deferred income tax (benefit)	(19)	11
Other, net	(34)	51
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(314)	(159)
Inventories	(55)	(2,465)
Secured advances to suppliers	(302)	(195)
Trade accounts payable and accrued liabilities	(298)	182
Advances on sales	(172)	(157)
Net unrealized gains and losses on derivative contracts	(320)	23
Margin deposits	145	(266)
Marketable securities	(309)	92
Beneficial interest in securitized trade receivables	(767)	(1,439)
Other, net	73	31
Cash provided by (used for) operating activities	(1,313)	(3,285)
INVESTING ACTIVITIES
Payments made for capital expenditures	(378)	(318)
Acquisitions of businesses (net of cash acquired)	—	(968)
Proceeds from investments	373	1,080
Payments for investments	(342)	(1,163)
Settlements of net investment hedges	(45)	124
Proceeds from beneficial interest in securitized trade receivables	800	1,432
Payments for investments in affiliates	(9)	(3)
Other, net	25	40
Cash provided by (used for) investing activities	424	224
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	1,158	1,490
Proceeds from short-term debt with maturities greater than 90 days	109	475
Repayments of short-term debt with maturities greater than 90 days	(198)	(166)
Proceeds from long-term debt	4,766	9,191
Repayments of long-term debt	(4,793)	(8,049)
Proceeds from the exercise of options for common shares	8	11
Dividends paid to common and preference shareholders	(237)	(225)
Other, net	(17)	(18)
Cash provided by (used for) financing activities	796	2,709
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7)	18
Net increase (decrease) in cash and cash equivalents and restricted cash	(100)	(334)
Cash and cash equivalents and restricted cash - beginning of period	393	605
Cash and cash equivalents and restricted cash - end of period	$293	$271
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2019	$425	6,899,683	$690	141,533,722	$1	$5,300	$8,179	$(6,919)	$(920)	$194	$6,525
Net income (loss)	5	—	—	—	—	—	(1,488)	—	—	1	(1,487)
Other comprehensive income (loss)	(17)	—	—	—	—	—	—	(315)	—	(6)	(321)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(9)	—	—	—	(9)
Share-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Issuance of common shares, including stock dividends	—	—	—	46,281	—	(1)	—	—	—	—	(1)
Balance, September 30, 2019	$413	6,899,683	$690	141,580,003	$1	$5,312	$6,611	$(7,234)	$(920)	$189	$4,649

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2018	$441	6,899,683	$690	141,065,939	$1	$5,253	$7,917	$(6,795)	$(920)	$197	$6,343
Net income (loss)	(1)	—	—	—	—	—	365	—	—	10	375
Other comprehensive income (loss)	(2)	—	—	—	—	—	—	(163)	—	1	(162)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	—	—
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(1)	(1)
Share-based compensation expense	—	—	—	—	—	10	—	—	—	—	10
Issuance of (conversion to) common shares	—	—	—	15,800	—	1	—	—	—	—	1
Balance, September 30, 2018	$438	6,899,683	$690	141,081,739	$1	$5,264	$8,203	$(6,958)	$(920)	$207	$6,487

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2019	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
Net income (loss)	9	—	—	—	—	—	(1,229)	—	—	—	(1,229)
Other comprehensive income (loss)	(20)	—	—	—	—	—	—	(278)	—	(5)	(283)
Dividends on common shares, $1.50 per share	—	—	—	—	—	—	(213)	—	—	—	(213)
Dividends on preference shares, $3.65625 per share	—	—	—	—	—	—	(26)	—	—	—	(26)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(12)	(12)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	—	30	—	—	—	—	30
Impact of adoption of new accounting standards (1)	—	—	—	—	—	—	21	(21)	—	—	—
Issuance of common shares, including stock dividends	—	—	—	468,922	—	4	(1)	—	—	—	3
Balance, September 30, 2019	$413	6,899,683	$690	141,580,003	$1	$5,312	$6,611	$(7,234)	$(920)	$189	$4,649

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2018	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
Net income (loss)	—	—	—	—	—	—	332	—	—	13	345
Other comprehensive income (loss)	(23)	—	—	—	—	—	—	(1,028)	—	(6)	(1,034)
Dividends on common shares, $1.46 per share	—	—	—	—	—	—	(206)	—	—	—	(206)
Dividends on preference shares, $3.65625 per share	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interest	461	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	31	—	—	—	—	31
Impact of adoption of new accounting standards	—	—	—	—	—	—	21	—	—	—	21
Issuance of (conversion to) common shares	—	(17)	—	434,910	—	7	—	—	—	—	7
Balance, September 30, 2018	$438	6,899,683	$690	141,081,739	$1	$5,264	$8,203	$(6,958)	$(920)	$207	$6,487
(1) See Note 2 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge” or the "Company"), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2018 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, forming part of Bunge’s 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.

Cash, Cash Equivalents, and Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(US$ in millions)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$291	$267
Restricted cash included in other current assets	2	4
Total	$293	$271

2.	ACCOUNTING PRONOUNCEMENTS
The below outlines updates on certain previously disclosed Accounting Standards Updates ("ASUs").
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses ("CECL") model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The new guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the guidance under a modified-retrospective approach with a cumulative effect adjustment to opening retained earnings as of the effective date. The impact of this standard on the Company's consolidated financial statements cannot be reasonably determined at this time as the company works through data gathering, estimation methodologies, judgments, and accounting policy elections. In addition, Bunge expects the impact to be influenced by the composition of the portfolio, and current and expected environment as of the adoption date.
Recently Adopted Accounting Pronouncements
On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842). Under the new provisions, all leases, except short-term leases, are recognized on the balance sheet as right-of-use assets and lease liabilities for the obligation to make payments under such leases. The Company has elected the amended transition approach provided by ASU 2018-11,

Leases (Topic 842): Targeted Improvements, which allows entities to apply the guidance as of the date of initial application by recognizing a cumulative-effect adjustment to opening retained earnings, with no retrospective adjustments. The Company also elected the package of practical expedients that permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs, as well as the practical expedient to not separate lease components from non-lease components in accounting for all classes of underlying assets. Upon adoption, the Company recorded $1,006 million of operating lease assets and $962 million of operating lease liabilities. Included in Operating lease assets at January 1, 2019 was $44 million of prepaid lease balances that were reclassified from Other non-current assets.
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

3.     GLOBAL COMPETITIVENESS PROGRAM AND PORTFOLIO RATIONALIZATION INITIATIVES
Global Competitiveness Program - In July 2017, the Company announced a comprehensive global competitiveness program to improve its cost position and deliver increased value to shareholders (the “Global Competitiveness Program” or "GCP"). When fully implemented, by the end of 2019, the GCP is expected to reduce the Company’s overhead costs by approximately $250 million annually. The Company identified key elements of its strategy to meet this goal, including adopting a zero-based budgeting process that will target excess costs in specific budget categories and improving efficiency and scalability by simplifying organizational structures, streamlining processes and consolidating back office functions globally, including the relocation of the Company’s global headquarters. In conjunction with the GCP, the Company has implemented other cost reduction and strategic initiatives to enhance the efficiency and performance of the Company’s business.

The table below sets forth, by segment, the types of costs recorded for the GCP:

	Nine Months Ended September 30,
	2019				2018
(US$ in millions)	Severance and Other Employee Benefit Costs	Consulting and Professional Services	Other Program Costs	Total Program Costs	Severance and Other Employee Benefit Costs	Consulting and Professional Services	Total Program Costs
Agribusiness Segment	$11	$3	$4	$18	$14	$16	$30
Edible Oils Segment	4	1	1	6	2	4	6
Milling Segment	2	—	1	3	—	2	2
Sugar and Bioenergy Segment	—	—	1	1	2	4	6
Fertilizer Segment	—	—	—	—	2	1	3
Total	$17	$4	$7	$28	$20	$27	$47

In addition to the above charges, nil and $1 million of severance and other employee benefit costs were recorded related to other industrial productivity initiatives for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018 costs recorded above, $2 million and $9 million, respectively, were recorded in Cost of goods sold (COGS) and $26 million and $39 million, respectively, were recorded in Selling, general and administrative expenses (SG&A).

Bunge's liability related to the GCP and other associated initiatives is primarily comprised of accruals for severance and other employee benefit costs. The following table sets forth the activity affecting the liability for severance and other employee benefit costs related to the GCP and other associated initiatives, which is recorded in Other current liabilities on the condensed consolidated balance sheet.

(US$ in millions)	Severance and Other Employee Benefit Costs
Balance at January 1, 2019	$3
Charges incurred	17
Cash payments	(10)
Balance at September 30, 2019	$10

Portfolio Rationalization Initiatives - The Company's portfolio rationalization initiatives may include the sale or disposal of long-lived assets and certain other investments, resulting in certain gains and charges being recorded in earnings. For the nine months ended September 30, 2019 and 2018, $1,659 million and $29 million, respectively, of such charges have been recognized. Non-cash impairment charges in 2019 of $1,524 million, recorded in COGS, relate to the formation of a joint venture involving the company's sugar and bioenergy operations in Brazil, as further discussed below. Additional non-cash impairment charges of $22 million, recorded in SG&A, relate to operating lease assets and leasehold improvements associated with the recently announced relocation of the company's global headquarters. Furthermore, $113 million of non-cash impairment charges, recorded in COGS, relate to PP&E subject to portfolio rationalization initiatives. Of the above charges recorded in the nine months ended September 30, 2019, $1,526 million, $98 million, $17 million, $17 million, and $1 million were recorded in the company's Sugar and Bioenergy, Agribusiness, Edible Oils Products, Milling Products, and Fertilizer segments, respectively.
On July 22, 2019, certain indirect wholly-owned subsidiaries of the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with certain wholly-owned subsidiaries of BP p.l.c. (collectively, “BP”) to form a 50/50 joint venture (the “Joint Venture”) relating to their sugar and bioenergy operations, in Brazil.
Pursuant to the Business Combination Agreement, the Company and BP will contribute their respective interests in their Brazilian sugar and bioenergy operations to the Joint Venture. The Company will receive cash proceeds of $775 million in the transaction, comprising $700 million in respect of non-recourse debt of the Company to be assumed by the Joint Venture at closing, and $75 million from BP, subject to customary closing adjustments. The Company intends to use the proceeds to reduce outstanding indebtedness under its credit facilities. The Joint Venture agreements provide for certain exit rights of the parties, including private sale rights beginning 18 months after closing and the ability by the Company to trigger an initial public offering of the Joint Venture after two years from closing, enabling future monetization potential. The transaction is expected to close in the fourth quarter of 2019, subject to customary closing conditions.
In connection with the entry into the Business Contribution Agreement, the Company has classified the assets and liabilities to be transferred to the Joint Venture under the Business Contribution Agreement as held for sale in its condensed, consolidated financial statements in the quarter ended September 30, 2019. Accordingly, the Company recorded those assets and liabilities at fair value, less estimated transaction costs. As a result of the classification as held for sale, the Company recognized an impairment charge in its Sugar and Bioenergy segment, principally related to the recognition of cumulative currency translation effects, of $1,524 million, recorded in COGS, in the quarter ended September 30, 2019.
During the period the company's sugar and bioenergy assets are held for sale, total Bunge shareholders' equity will be reduced by the above-mentioned impairment charge, as included in the impairment charges of $1,524 million recorded in the third quarter, were the consideration of cumulative foreign currency translation losses totaling $1,491 million. These cumulative currency translation effects are recorded as “Foreign currency translation adjustments” in accumulated other comprehensive income and will be released from accumulated other comprehensive income when the transaction closes. Accordingly, upon close, this release of cumulative currency translation effects will substantially offset the reduction of total equity from the impairment charge recorded in the quarter ended September 30, 2019.

The following table presents the major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale on the Condensed Consolidated Balance Sheet at September 30, 2019:

(US$ in millions)
Trade accounts receivable	$28
Inventories	306
Other current assets	139
Property, plant and equipment, net	812
Operating lease assets	271
Other non-current assets	44
Impairment provision to record at fair value, less cost to sell	(1,524)
Assets held for sale	$76

Trade accounts payable	$73
Current operating lease obligations	46
Other current liabilities	67
Non-current operating lease obligations	228
Other non-current liabilities	46
Liabilities held for sale	$460

4.     LEASES
The Company routinely leases storage facilities, transportation equipment, land, and office facilities which are typically classified as operating leases. The accounting for some of the Company's leases may require significant judgment when determining whether a contract is or contains a lease, the lease term, and the likelihood of renewal or termination options. Leases with an initial term of more than 12 months are recognized on the balance sheet as right-of-use assets (Operating lease assets) and lease liabilities for the obligation to make payments under such leases (Current operating lease obligations and Non-current operating lease obligations). As of the lease commencement date, the lease liability is initially measured as the present value of lease payments not yet paid. The lease asset is initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement (e.g., prepaid rent), lease incentives, and any initial direct costs. Over time, the lease liability is reduced for lease payments made and the lease asset is reduced through expense, classified as either Cost of goods sold or Selling, general and administrative expense depending upon the nature of the lease. Lease assets are subject to review for impairment in a manner consistent with Property, plant and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet, and lease expense for these short-term leases is recognized on a straight-line basis over the lease term.
The Company’s leases range in length of term, with an average remaining lease term of 6.4 years, but with certain land leases continuing for up to 93 years. Additionally, certain leases contain renewal options that can extend the lease term up to an additional 5 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive to the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of September 30, 2019, such weighted average discount rate was 6.5%.
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
The components of lease expense were as follows:

(US$ in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$97	$257
Short-term lease cost	270	571
Variable lease cost	9	17
Sublease income	(30)	(80)
Total lease cost	$346	$765

Supplemental cash flow information related to leases was as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows associated with operating leases	$252
Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease obligations	$229

Maturities of lease liabilities for operating leases as of September 30, 2019, are as follows:

(US$ in millions)
Remaining in 2019	$77
2020	275
2021	230
2022	186
2023	139
Thereafter	299
Total lease payments (1)	1,206
Less imputed interest	221
Total present value of lease liabilities	985
Less: Current operating lease obligations classified as held for sale (Note 3)	(46)
Non-current operating lease obligations classified as held for sale (Note 3)	(228)
Present value of lease liabilities, as separately presented on the condensed consolidated balance sheet	$711

(1) Minimum lease payments have not been reduced by minimum sublease income receipts of $41 million due in future periods under non-cancelable subleases. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of approximately 6 years, as well as an agreement with an unconsolidated joint venture in which the Company subleases rail cars with remaining sublease terms of approximately three to four years. Additionally, the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

As of September 30, 2019, the Company has additional operating leases for freight supply agreements on ocean freight vessels, that have not yet commenced, of $356 million. These operating leases will commence in 2019 and 2020, with lease terms of up to eight years.

Prior year lease disclosures
The following pertains to previously disclosed information from Note 21, Commitments and contingencies and Note 26, Lease commitments, contained in the Company's 2018 Annual Report on Form 10-K, which incorporates information about leases now in scope of ASC 842, Leases, disclosed above.
Operating leases for storage facilities, transportation equipment and office facilities—Future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial term of one year or more at December 31, 2018 are as follows:

(US$ in millions)
2019	$134
2020	107
2021	84
2022	58
2023	48
Thereafter	126
Total (1)	$557

(1) Minimum lease payments have not been reduced by minimum sublease income receipts of $43 million due in future periods under non-cancelable subleases.
Freight Supply Agreements—In the ordinary course of business, the Company enters into time charter agreements for the use of ocean freight vessels for the purpose of transporting agricultural commodities. In addition, the Company sells the right to use these ocean freight vessels when excess freight capacity is available. These agreements generally range from two months to approximately seven years. Future minimum payment obligations due under these agreements as of December 31, 2018 are as follows:

(US$ in millions)
2019	$172
2020 and 2021	176
2022 and 2023	121
2024 and thereafter	37
Total	$506

5.    TRADE STRUCTURED FINANCE PROGRAM
The Company engages in various trade structured finance activities to leverage the value of its global trade flows. For the nine months ended September 30, 2019 and 2018, net returns from these activities were $18 million and $23 million, respectively, and were included as a reduction of Cost of goods sold in the accompanying condensed consolidated statements of income. These activities include programs under which the Company generally obtains U.S. dollar-denominated letters of credit (“LCs”), each based on an underlying commodity trade flow, from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
As of September 30, 2019 and December 31, 2018, time deposits and LCs of $3,087 million and $4,729 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At September 30, 2019 and December 31, 2018, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.49% and 3.76%, respectively. During the nine months ended September 30, 2019 and 2018, total net proceeds from issuances of LCs were $2,281 million and $4,409 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

6.	INVENTORIES
Inventories by segment are presented below. Readily marketable inventories (“RMI”) are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms.  The Company engages in trading and distribution, or merchandising activities, and part of RMI can be attributable to such activities and is not held for processing. All other inventories are carried at lower of cost or net realizable value.

(US$ in millions)	September 30, 2019	December 31, 2018
Agribusiness (1)	$4,486	$4,551
Edible Oil Products (2)	694	742
Milling Products	160	220
Sugar and Bioenergy (3)	11	280
Fertilizer	115	78
Total	$5,466	$5,871

(1)
Includes RMI of $4,327 million and $4,365 million at September 30, 2019 and December 31, 2018, respectively.  Of these amounts, $3,283 million and $3,300 million can be attributable to merchandising activities at September 30, 2019 and December 31, 2018, respectively.

(2)	Includes RMI of $100 million and $88 million at September 30, 2019 and December 31, 2018, respectively.

(3)
Includes RMI of $10 million and $79 million at September 30, 2019 and December 31, 2018, respectively. Of these amounts, $4 million and $74 million can be attributable to merchandising activities at September 30, 2019 and December 31, 2018, respectively.

7.	OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2019	December 31, 2018
Unrealized gains on derivative contracts, at fair value	$899	$1,071
Prepaid commodity purchase contracts (1)	310	253
Secured advances to suppliers, net (2)	369	257
Recoverable taxes, net	435	500
Margin deposits	202	348
Marketable securities, at fair value, and other short-term investments	459	162
Deferred purchase price receivable, at fair value (3)	95	128
Income taxes receivable	27	102
Prepaid expenses	170	165
Other	193	185
Total	$3,159	$3,171

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
The Company provides cash advances to suppliers, primarily Brazilian farmers of soybeans and sugarcane, to finance a portion of the suppliers’ production costs.  The Company does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold.  The secured advances to farmers are reported net of allowances of $1 million at September 30, 2019 and $1 million at December 31, 2018.
Interest earned on secured advances to suppliers of $6 million and $6 million for the three months ended September 30, 2019 and 2018, respectively, and $19 million and $24 million for the nine months ended September 30, 2019 and 2018, respectively, is included in net sales in the condensed consolidated statements of income.

(3)	Deferred purchase price receivable represents additional credit support for the investment conduits in the Company’s trade receivables securitization program (see Note 14).
Marketable Securities and Other Short-Term Investments - The Company invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	September 30, 2019	December 31, 2018
Foreign government securities	$204	$55
Corporate debt securities	110	91
Certificates of deposit/time deposits	—	15
Equity securities	132	—
Other	13	1
Total	$459	$162

As of September 30, 2019 and December 31, 2018, $449 million and $144 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the nine months ended September 30, 2019, unrealized gains of $140 million have been recorded for investments still held at September 30, 2019.

8.	OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2019	December 31, 2018
Recoverable taxes, net (1)	$77	$112
Judicial deposits (1)	105	115
Other long-term receivables	5	8
Income taxes receivable (1)	210	221
Long-term investments	77	91
Affiliate loans receivable	28	29
Long-term receivables from farmers in Brazil, net (1)	72	93
Other	138	154
Total	$712	$823

(1)	These non-current assets arise primarily from the Company’s Brazilian operations and their realization could take several years.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $27 million and $27 million at September 30, 2019 and December 31, 2018, respectively.

Judicial deposits - Judicial deposits are funds the Company has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending resolution and bear interest at the SELIC rate, which is the benchmark rate of the Brazilian central bank.
Income taxes receivable - Income taxes receivable include overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be primarily utilized for settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate.
Affiliate loans receivable - Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with a remaining maturity of greater than one year.
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in other current assets as prepaid commodity contracts or secured advances to suppliers (see Note 7) and reclassified to other non-current assets when collection issues with farmers arise and amounts become past due with resolution of such matters expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2019 and the year ended December 31, 2018 was $192 million and $215 million, respectively.  The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2019		December 31, 2018
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$98	$85	$105	$89
Renegotiated amounts (2)	10	10	17	17
For which no allowance has been provided:
Legal collection process (1)	51	—	51	—
Renegotiated amounts (2)	5	—	10	—
Other long-term receivables	3	—	16	—
Total	$167	$95	$199	$106

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2019	2018	2019	2018
Beginning balance	$103	$98	$106	$113
Bad debt provisions	2	1	3	5
Recoveries	(3)	(4)	(8)	(7)
Write-offs	—	(1)	—	(2)
Transfers	1	—	1	—
Foreign exchange translation	(8)	(4)	(7)	(19)
Ending balance	$95	$90	$95	$90

9.	INCOME TAXES

Income tax expense is provided on an interim basis based on management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or non-recurring tax adjustments in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The effective tax rate is highly dependent on the geographic distribution of the Company’s worldwide earnings or losses and tax regulations in each jurisdiction. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly, including the realizability of deferred tax assets. Volatility in earnings within a taxing jurisdiction could result in a determination that additional valuation allowance adjustments may be warranted.
For the nine months ended September 30, 2019 and 2018, income tax expense related to continuing operations was $70 million and $106 million, respectively. The lower income tax expense for the nine months ended September 30, 2019 is primarily due to an overall pretax loss and the favorable resolution of uncertain tax positions.   The effective tax rate for the nine months ended September 30, 2019 was adversely impacted primarily due to non-deductible currency losses on the held for sale classification of the company's sugar milling business.  The effective tax rate for the nine months ended September 30, 2018 was closer to the statutory rate of 21%.
As a global enterprise, the Company files income tax returns that are subject to periodic examination and challenge by federal, state and foreign tax authorities. In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize. The Company is currently under examination or litigation in various locations throughout the world. While it is difficult to predict the outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that is more likely than not to be realized.

10.	OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2019	December 31, 2018
Unrealized losses on derivative contracts, at fair value	$683	$1,192
Accrued liabilities	531	618
Advances on sales	227	405
Other	341	287
Total	$1,782	$2,502

11.	FAIR VALUE MEASUREMENTS
The fair value standard describes three levels within its hierarchy that may be used to measure fair value.

Level	Description	Financial Instrument (Assets / Liabilities)
Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities.	Exchange traded derivative contracts. Marketable securities in active markets.
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

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy. The lowest level of input that is a significant component of the fair value measurement determines the placement of the entire fair value measurement in the hierarchy. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of fair value assets and liabilities within the fair value hierarchy levels.
The Company’s policy regarding the timing of transfers between levels, including both transfers into and transfers out of Level 3, is to measure and record the transfers at the end of the reporting period.
For a further definition of fair value and the associated fair value levels, refer to Note 15, Financial Instruments and Fair Value Measurements, included in the Company's 2018 Annual Report on Form 10-K.

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2019				December 31, 2018
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$3,854	$583	$4,437	$—	$4,286	$246	$4,532
Unrealized gain on derivative contracts (1):		1
Interest rate	—	71	—	71	—	6	—	6
Foreign exchange	3	364	—	367	—	473	—	473
Commodities	24	429	12	465	128	407	18	553
Freight	19	—	3	22	6	—	6	12
Energy	41	—	—	41	30	—	—	30
Deferred purchase price receivable (Note 14)	—	95	—	95	—	128	—	128
Other (2)	144	323	—	467	67	98	—	165
Total assets	$231	$5,135	$598	$5,965	$231	$5,398	$270	$5,899
Liabilities:
Trade accounts payable (3)	$—	$509	$190	$699	$—	$394	$47	$441
Unrealized loss on derivative contracts (4):
Interest rate	—	14	—	14	—	42	—	42
Foreign exchange	—	328	—	328	—	499	—	499
Commodities	35	245	20	300	152	446	23	621
Freight	26	—	4	30	13	—	6	19
Energy	31	—	2	33	43	—	1	44
Equity	1	—	—	1	—	—	—	—
Total liabilities	$93	$1,096	$216	$1,405	$208	$1,381	$77	$1,666

(1)
Unrealized gains on derivative contracts are generally included in other current assets. There were $60 million and $3 million included in other non-current assets at September 30, 2019 and December 31, 2018, respectively. There were also $7 million included in assets held for sale (Note 3) at September 30, 2019.

(2)	Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(3)	These payables are hybrid financial instruments for which the Company has elected the fair value option.

(4)
Unrealized losses on derivative contracts are generally included in other current liabilities. There are $1 million and $33 million included in other non-current liabilities at September 30, 2019 and December 31, 2018, respectively. There were also $22 million included in liabilities held for sale (Note 3) at September 30, 2019.

Readily marketable inventories—RMI reported at fair value are valued based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or OTC markets with appropriate adjustments for differences in local markets where the Company's inventories are located. In such cases, the inventory is classified within Level 2. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. In such cases, the inventory is classified as Level 3.
If the Company used different methods or factors to determine fair values, amounts reported as unrealized gains and losses on derivative contracts and RMI at fair value in the consolidated balance sheets and consolidated statements of income could differ. Additionally, if market conditions change subsequent to the reporting date, amounts reported in future periods as unrealized gains and losses on derivative contracts and RMI at fair value in the consolidated balance sheets and consolidated statements of income could differ.
Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange-traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables.

The Company's forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
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
Level 3 Readily marketable inventories and other—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sale contracts, and trade accounts payable, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the price of these unobservable inputs alone would not have a material effect on the Company's financial statements as these contracts do not typically exceed one future crop cycle.
Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations.
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2019 and 2018.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended September 30, 2019
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, July 1, 2019	$772	$(14)	$(335)	$423
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	81	—	1	82
Purchases	329	—	(14)	315
Sales	(744)	—	—	(744)
Issuances	—	—	—	—
Settlements	—	2	158	160
Transfers into Level 3	213	1	(1)	213
Transfers out of Level 3	(68)	—	1	(67)
Balance, September 30, 2019	$583	$(11)	$(190)	$382

1)
Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $60 million, $(1) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2019.

	Three Months Ended September 30, 2018
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, July 1, 2018	$1,225	$16	$(265)	$976
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	80	(12)	4	72
Purchases	317	—	(31)	286
Sales	(898)	—	—	(898)
Issuances	—	(2)	—	(2)
Settlements	—	(2)	231	229
Transfers into Level 3	255	(5)	(1)	249
Transfers out of Level 3	(33)	—	(32)	(65)
Balance, September 30, 2018	$946	$(5)	$(94)	$847

1) Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $50 million, $(19) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2018.

	Nine Months Ended September 30, 2019
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2019	$246	$(6)	$(47)	$193
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	263	(6)	14	271
Purchases	1,654	—	(446)	1,208
Sales	(2,077)	—	—	(2,077)
Issuances	—	(1)	—	(1)
Settlements	—	2	303	305
Transfers into Level 3	678	—	(30)	648
Transfers out of Level 3	(181)	—	16	(165)
Balance, September 30, 2019	$583	$(11)	$(190)	$382

1)
Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $160 million, $(10) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2019.

	Nine Months Ended September 30, 2018
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2018	$365	$2	$(116)	$251
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	189	(1)	17	205
Purchases	1,462	10	(282)	1,190
Sales	(1,444)	—	—	(1,444)
Issuances	—	(11)	—	(11)
Settlements	—	5	381	386
Transfers into Level 3	530	(9)	(80)	441
Transfers out of Level 3	(156)	(1)	(14)	(171)
Balance, September 30, 2018	$946	$(5)	$(94)	$847

1)
Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $31 million, $(17) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2018.

Certain assets and liabilities that have been classified as Assets held for sale and Liabilities held for sale are measured at fair value, less costs to sell, on a nonrecurring basis. In the third quarter of 2019, the Company recognized impairment charges of $1,524 million in its Sugar and Bioenergy segment related to a disposal group for which the related fair value was based upon the disposal group's estimated sales price determined using Level 3 inputs (See Note 3).

12.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivative instruments to manage several market risks, such as interest rate, foreign currency rate, and commodity risk. Some of those hedges the Company enters into qualify for hedge accounting in the financial statements (Hedge Accounting Derivatives) and some, while intended as economic hedges, do not qualify or are not designated for hedge accounting (Economic Hedge Derivatives). As these derivatives impact the financial statements in different ways, they are discussed separately below.
Hedge Accounting Derivatives - The Company uses derivatives in qualifying hedge accounting relationships to manage certain of its interest rate, foreign currency, and commodity risks. In executing these hedge strategies, the Company primarily relies on the shortcut and critical terms match methods in designing its hedge accounting strategy, which results in little to no net earnings impact for these hedge relationships. The Company monitors these relationships on a quarterly basis and performs a quantitative analysis to validate the assertion that the hedges are highly effective if there are changes to the hedged item or hedging derivative.
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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold or Selling, general and administrative expenses. These hedges mature at various times through March 2021. Of the amount currently in Accumulated other comprehensive income (loss), $(4) million is expected to be reclassified to earnings in the next twelve months.

Cash flow hedges of commodity risk - The Company manages commodity price risk on certain forecasted purchases and sales with commodity futures. The change in the value of the future is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the commodity future is reclassified to Net sales or Cost of goods sold. These hedges mature at various times through March 2021. Of the amount currently in Accumulated other comprehensive income (loss), $9 million is expected to be reclassified to earnings in the next twelve months.
Net investment hedges - The Company hedges the currency risk of certain of its foreign subsidiaries with currency forwards and intercompany loans for which the currency risk is remeasured through Accumulated other comprehensive income (loss). For currency forwards, the forward method is used. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings.
The table below provides information about the balance sheet values of hedged items and the notional amount of derivatives used in hedging strategies. The notional amount of the derivative is the number of units of the underlying (for example, the notional principal amount of the debt in an interest rate swap). The notional amount is used to compute interest or other payment streams to be made under the contract and is a measure of the Company’s level of activity. The Company discloses derivative notional amounts on a gross basis.

(US$ in millions)	September 30, 2019	December 31, 2018	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,272	$2,229	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$58	$(29)	$ Notional
Interest rate swap - notional amount	$2,221	$2,266	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$340	$312	$ Notional
Cross currency swap - notional amount	$340	$313	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$173	$50	$ Notional
Foreign currency option - notional amount	$50	$—	$ Notional

Cash flow hedges of commodity risk
Commodity price risk future - notional amount	327	—	Metric Tons

Net investment hedges
Foreign currency forward - notional amount	$899	$1,888	$ Notional
Carrying value of non-derivative hedging instrument	$868	$912	$ Notional

Economic Hedge Derivatives - In addition to using derivatives in qualifying hedge relationships, the Company enters into derivatives to economically hedge its exposure to a variety of market risks it incurs in the normal course of operations.
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

The Company uses derivative instruments referred to as forward freight agreements ("FFA") and FFA options to hedge portions of its current and anticipated ocean freight costs. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
The Company uses energy derivative instruments to manage its exposure to volatility in energy costs. Hedges may be entered into for natural gas, electricity, coal and fuel oil, including bunker fuel. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
The Company may also enter into other derivatives, including credit default swaps and equity derivatives to manage exposure to credit risk and broader macroeconomic risks, respectively. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
The table below summarizes the volume of economic derivatives as of September 30, 2019 and December 31, 2018. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	September 30,		December 31,
	2019		2018		Unit of Measure
	Long	(Short)	Long	(Short)
Interest rate
Swaps	$6,832	$(90)	$3,349	$(111)	$ Notional
FRAs	$614	$(396)	$139	$(149)	$ Notional
Currency
Forwards	$8,368	$(10,186)	$13,713	$(13,701)	$ Notional
Swaps	$127	$(122)	$127	$(535)	$ Notional
Futures	$—	$(17)	$—	$(16)	$ Notional
Options	$134	$(154)	$869	$(919)	Delta
Agricultural commodities
Forwards	41,559,859	(41,271,504)	25,523,840	(29,314,930)	Metric Tons
Swaps	—	(5,352,391)	—	(9,908,728)	Metric Tons
Futures	—	(248,058)	4,136,525	—	Metric Tons
Options	—	(176,980)	718,709	—	Metric Tons
Ocean freight
FFA	—	(2,746)	—	(90)	Hire Days
FFA options	—	(12)	302	—	Hire Days
Natural gas
Swaps	349,763	—	1,205,687	—	MMBtus
Futures	1,025,000	—	2,268,190	—	MMBtus
Energy - other
Forwards	5,534,290	—	5,536,290	—	Metric Tons
Futures	—	—	—	(29,367)	Metric Tons
Swaps	156,993	—	188,800	—	Metric Tons
Other
Swaps and futures	$185	$—	$52	$—	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(US$ in millions)		2019	2018
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(2)	$(1)

Cost of goods sold
Hedge accounting	Foreign currency	$—	$—
	Commodities	10
Economic hedges	Foreign currency	(20)	(32)
	Commodities	190	313
	Other (1)	(27)	14
Total Cost of goods sold		$153	$295

Interest expense
Hedge accounting	Interest rate	$(3)	$(3)
Economic hedges	Interest rate	1	—
Total Interest expense		$(2)	$(3)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(1)	$(6)
Economic hedges	Foreign currency	(17)	46
Total Foreign exchange gains (losses)		$(18)	$40

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$—	$—
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(10)	$3
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$12	$—
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(10)	$1
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$39	$7

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(2)	$—
Cash flow hedge of commodity risk		$(9)	$—
(1) Other includes the results from freight, energy and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Nine Months Ended September 30,
(US$ in millions)		2019	2018
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$—	$(2)

Cost of goods sold
Hedge accounting	Foreign currency	$—	$1
	Commodities	10	—
Economic hedges	Foreign currency	146	(446)
	Commodities	84	485
	Other (1)	1	14
Total Cost of goods sold		$241	$54

Interest expense
Hedge accounting	Interest rate	$(11)	$(3)
Economic hedges	Interest rate	(9)	—
Total Interest expense		$(20)	$(3)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$7	$(18)
Economic hedges	Foreign currency	14	2
Total Foreign exchange gains (losses)		$21	$(16)

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(2)	$(1)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(7)	$(2)
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$20	$—
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(55)	$134
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$44	$42

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$—	$(1)
Cash flow hedge of commodity risk		$(9)	$—

(1) Other includes the results from freight, energy and other derivatives.

13.	DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At September 30, 2019, there were $550 million of borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At September 30, 2019, there was $400 million outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $875 million in short-term borrowings outstanding under local bank lines of credit at September 30, 2019 to support working capital requirements.
At September 30, 2019, Bunge had $4,088 million of unused and available borrowing capacity under its committed credit facilities totaling $5,015 million with a number of lending institutions.
The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2019		December 31, 2018
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,646	$4,728	$4,622	$4,584

On July 1, 2019, Bunge entered into an unsecured five-year multi-currency syndicated term loan agreement (the "Term Loan") in the Japanese loan market, with certain lenders party thereto. The Term Loan is comprised of two tranches: Tranche A, Japanese Yen 30.7 billion ($285 million) bearing interest at three-month Yen LIBOR plus a margin of 0.75% and Tranche B, $90 million bearing interest at three-month LIBOR plus a margin of 1.30%. The proceeds were used to pre-pay amounts outstanding under Bunge’s existing multi-currency syndicated term loan facility in the Japanese loan market maturing in December 2019.

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

(US$ in millions)	September 30, 2019	December 31, 2018
Receivables sold which were derecognized from Bunge's balance sheet	$827	$826
Deferred purchase price included in other current assets	$95	$128

The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2019	2018
Gross receivables sold	$7,287	$7,233
Proceeds received in cash related to transfer of receivables	$7,069	$6,982
Cash collections from customers on receivables previously sold	$5,949	$6,832
Discounts related to gross receivables sold included in SG&A	$12	$10

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

15.	RELATED PARTY TRANSACTIONS
Notes receivable - Bunge holds a note receivable from Navegações Unidas Tapajós S.A., a 50% equity method investment in Brazil, having a carrying value of $19 million at September 30, 2019, which matures in September 2021, with interest based on CDI, the average overnight interbank loan rate in Brazil.

The Company holds a note receivable from Bunge SCF Grain LLC, a 50% equity method investment in the U.S., with a carrying value of $7 million at September 30, 2019, which matures on March 31, 2023, with an interest rate based on LIBOR.
In addition, the Company held notes receivables from other related parties totaling $6 million at September 30, 2019.
Notes payable - The Company holds a note payable with Bunge SCF Grain LLC with a carrying value of $26 million at September 30, 2019. This note matures on March 31, 2023 with a variable interest rate of 2.09%.
Other - The Company purchased agricultural commodity products from certain of its unconsolidated investees and other related parties totaling $330 million and $389 million for the three months ended September 30, 2019 and 2018, respectively, and $1,091 million and $1,183 million for the nine months ended September 30, 2019 and 2018, respectively. The Company also sold agricultural commodity products to certain of its unconsolidated investees and other related parties totaling $147 million and $155 million for the three months ended September 30, 2019 and 2018, respectively, and $478 million and $676 million for the nine months ended September 30, 2019 and 2018, respectively. In addition, the Company receives services from and provides services to its unconsolidated investees, including tolling, port services, administrative support, and other services. During the three months ended September 30, 2019 and 2018, the Company received services totaling $23 million and $39 million, respectively, and provided services of $7 million and $6 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company received services totaling $73 million and $95 million, respectively, and provided services of $17 million and $17 million, respectively. The Company believes all transaction values to be similar to those that would be conducted with third parties. Subsequent to the issuance of the June 30, 2019 interim condensed consolidated financial statements, the Company identified errors in the previously reported amounts of the purchased and sold agricultural commodity products from and to certain of its unconsolidated investees and other related parties for the three and nine months ended September 30, 2018. Previously reported amounts purchased were $352 million and $1,016 million, and previously reported amounts sold were $75 million and $294 million, for the three and nine months ended September 30, 2018, respectively.
At September 30, 2019 and December 31, 2018, the Company had approximately $26 million and $28 million of receivables from these related parties included in trade accounts receivable in the condensed consolidated balance sheets as of those dates. In addition, at September 30, 2019 and December 31, 2018, the Company had approximately $54 million and $26 million of payables to these related parties included in trade accounts payable in the condensed consolidated balance sheets as of those dates.

16.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Included in other non-current liabilities at September 30, 2019 and December 31, 2018 are the following amounts related to these matters:

(US$ in millions)	September 30, 2019 (1)	December 31, 2018
Non-income tax claims	$82	$94
Labor claims	72	78
Civil and other claims	85	95
Total	$239	$267

(1) At September 30, 2019, non-income tax claims, labor claims, and civil and other claims include $4 million, $23 million, and $2 million, respectively, related to the Company's Brazilian sugar and bioenergy operations, recorded in Liabilities held for sale.

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
On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge and each case is unique in facts and circumstances and applicable state law, the ruling has general precedent authority in lower court cases. Based on management’s review of the ruling (without considering the future success of any potential clarification or modulation of the ruling) and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. In the fourth quarter of 2018, Bunge participated in an amnesty program in the Brazilian state of Rio Grande do Sul, which resulted in a discounted settlement of certain cases. As a result, the liability was reduced to 239 million Brazilian reais (approximately $57 million) as of September 30, 2019.
As of September 30, 2019, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued the outstanding claims (including applicable interest and penalties) as of:

(US$ in millions)	Years Examined	September 30, 2019	December 31, 2018
ICMS	1990 to Present	$252	$264
PIS/COFINS	2004 through 2015	$215	$231

Argentina Export Tax
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, the Company has been subject to a number of assessments, proceedings, and claims related to its activities. During 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine tax authorities further assessed interest on these payments, which as of September 30, 2019, totaled approximately $321 million. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge is challenging these actions in the Argentine courts.
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

Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2019:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1) (2)	$303
Residual value guarantee (3)	260
Total	$563

(1)
Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, a Bunge subsidiary has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at September 30, 2019, Bunge's potential liability was $161 million, and it has recorded a $17 million obligation related to these guarantees.

(2)
Bunge has issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At September 30, 2019, Bunge's maximum potential future payments under these guarantees was $54 million, and no obligation has been recorded related to these guarantees.

(3)
Bunge has issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At September 30, 2019, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4, Leases).

Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly‑owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its 100% owned subsidiaries.  At September 30, 2019, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $6,176 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V.  There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

17.    REDEEMABLE NONCONTROLLING INTEREST
In connection with the acquisition of a 70% ownership interest in IOI Loders Croklaan ("Loders"), the Company has entered into a put/call arrangement with the Loders minority shareholder and may be required or elect to purchase the additional 30% ownership interest in Loders within a specified time frame.
The Company classifies these redeemable equity securities outside of permanent stockholders’ equity as the equity securities are redeemable at the option of the holder. The carrying amount of redeemable noncontrolling interests is the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss, equity capital contributions and distributions or (ii) the redemption value. Any resulting increases in the redemption amount, in excess of the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss and distributions, are affected by corresponding charges against retained earnings. Additionally, any such charges to retained earnings will affect Net income (loss) available to Bunge common shareholders as part of the Company's calculation of earnings per common share.

18.	EQUITY
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2019	$(6,567)	$(178)	$(174)	$(6,919)
Other comprehensive income (loss) before reclassifications	(341)	32	—	(309)
Amount reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Balance, September 30, 2019	$(6,908)	$(152)	$(174)	$(7,234)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2018	$(6,576)	$(80)	$(139)	$(6,795)
Other comprehensive income (loss) before reclassifications	(182)	8	(3)	(177)
Amount reclassified from accumulated other comprehensive income (loss)	15	(1)	—	14
Balance, September 30, 2018	$(6,743)	$(73)	$(142)	$(6,958)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(6,637)	$(145)	$(153)	$(6,935)
Other comprehensive income (loss) before reclassifications	(271)	1	—	(270)
Amount reclassified from accumulated other comprehensive income (loss)	—	(8)	(21)	(29)
Balance, September 30, 2019	$(6,908)	$(152)	$(174)	$(7,234)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2018	$(5,547)	$(244)	$(140)	$1	$(5,930)
Other comprehensive income (loss) before reclassifications	(1,225)	172	(2)	—	(1,055)
Amount reclassified from accumulated other comprehensive income (loss)	29	(1)	—	(1)	27
Balance, September 30, 2018	$(6,743)	$(73)	$(142)	$—	$(6,958)

19.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2019	2018	2019	2018
Income (loss) from continuing operations	$(1,482)	$367	$(1,220)	$333
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(6)	(9)	(9)	(13)
Income (loss) from continuing operations attributable to Bunge	(1,488)	358	(1,229)	320
Convertible preference share dividends	(8)	(8)	(25)	(25)
Income (loss) from discontinued operations, net of tax	—	7	—	12
Net income (loss) available to Bunge common shareholders - Basic	(1,496)	357	(1,254)	307
Add back convertible preference share dividends	—	8	—	—
Net income (loss) available to Bunge common shareholders - Diluted	$(1,496)	$365	$(1,254)	$307

Weighted-average number of common shares outstanding:
Basic	141,562,431	141,075,026	141,422,811	140,925,023
Effect of dilutive shares:
—stock options and awards (1)	—	653,334	—	798,388
—convertible preference shares (2)	—	8,176,814	—	—
Diluted	141,562,431	149,905,174	141,422,811	141,723,411

Basic earnings per common share:
Net income (loss) from continuing operations	$(10.57)	$2.48	$(8.87)	$2.09
Net income (loss) from discontinued operations	—	0.05	—	0.09
Net income (loss) attributable to Bunge common shareholders—basic	$(10.57)	$2.53	$(8.87)	$2.18

Diluted earnings per common share:
Net income (loss) from continuing operations	$(10.57)	$2.39	$(8.87)	$2.08
Net income (loss) from discontinued operations	—	0.05	—	0.08
Net income (loss) attributable to Bunge common shareholders—diluted	$(10.57)	$2.44	$(8.87)	$2.16

(1)
The weighted-average common shares outstanding-diluted excludes approximately 8 million and 5 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended September 30, 2019 and 2018, respectively.

The weighted-average common shares outstanding-diluted excludes approximately 8 million and 4 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Weighted-average common shares outstanding-diluted for the three months ended September 30, 2019 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares.

Weighted-average common shares outstanding-diluted for the nine months ended September 30, 2019 and 2018 excludes approximately 8 million and 8 million, respectively, weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares, respectively.

20.	SEGMENT INFORMATION
The Company has five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, and the type and class of customer and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment involves sugarcane growing and milling in Brazil, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The Fertilizer segment includes its port operations in Brazil and Argentina and its blending and retail operations in Argentina.
The “Other” column in the following table contains the reconciliation between the totals for reportable segments and Bunge's consolidated totals, which consists primarily of amounts attributable to corporate and other items not allocated to the reportable segments, discontinued operations, and inter-segment eliminations. Transfers between the segments are generally valued at market. The segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended September 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Other (1)	Total
Net sales to external customers	$7,008	$2,319	$437	$381	$178	$—	$10,323
Inter–segment revenues	1,225	37	1	—	8	(1,271)	—
Foreign exchange gains (losses)	(56)	5	—	(78)	—	—	(129)
Noncontrolling interests (1)	2	(7)	—	(1)	(2)	2	(6)
Other income (expense) – net	17	—	(1)	(1)	—	(11)	4
Segment EBIT (2)	44	52	7	(1,554)	21	(10)	(1,440)
Depreciation, depletion and amortization	(64)	(39)	(13)	(16)	(2)	—	(134)
Total assets	12,331	3,868	1,441	266	394	334	18,634

	Three Months Ended September 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Other (1)	Total
Net sales to external customers	$7,905	$2,298	$427	$629	$153	$—	$11,412
Inter–segment revenues	1,162	38	—	—	1	(1,201)	—
Foreign exchange gains (losses)	(23)	(2)	4	3	(2)	—	(20)
Noncontrolling interests (1)	(10)	(1)	—	1	(1)	2	(9)
Other income (expense) – net	(4)	(1)	(1)	(1)	—	(12)	(19)
Segment EBIT (2)	464	30	30	—	23	(12)	535
Discontinued operations (3)	—	—	—	—	—	7	7
Depreciation, depletion and amortization	(61)	(40)	(15)	(41)	(2)	—	(159)
Total assets	13,767	3,926	1,498	1,763	345	147	21,446

	Nine Months Ended September 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Other (1)	Total
Net sales to external customers	$20,995	$6,764	$1,293	$950	$355	$—	$30,357
Inter–segment revenues	3,471	110	1	1	28	(3,611)	—
Foreign exchange gains (losses)	(74)	4	3	(80)	—	—	(147)
Noncontrolling interests (1)	4	(13)	—	(1)	(2)	3	(9)
Other income (expense) – net	84	—	7	(3)	(2)	136	222
Segment EBIT (2)	335	125	41	(1,589)	28	125	(935)
Depreciation, depletion and amortization	(192)	(119)	(40)	(72)	(5)	—	(428)
Total assets	12,331	3,868	1,441	266	394	334	18,634

	Nine Months Ended September 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Other (1)	Total
Net sales to external customers	$24,092	$6,772	$1,262	$1,774	$300	$—	$34,200
Inter–segment revenues	3,457	128	—	18	1	(3,604)	—
Foreign exchange gains (losses)	(116)	2	4	—	(6)	—	(116)
Noncontrolling interests (1)	(9)	(6)	—	1	(2)	3	(13)
Other income (expense) – net	42	(5)	(3)	(14)	1	(12)	9
Segment EBIT (2)	612	69	73	(87)	12	(12)	667
Discontinued operations (3)	—	—	—	—	—	12	12
Depreciation, depletion and amortization	(192)	(113)	(44)	(108)	(6)	—	(463)
Total assets	13,767	3,926	1,498	1,763	345	147	21,446

(1)	Includes noncontrolling interests share of interest and tax to reconcile to consolidated Noncontrolling interests.

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

(3)	Represents Net income (loss) from discontinued operations.

A reconciliation of total Segment EBIT to Net income (loss) attributable to Bunge follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2019	2018	2019	2018
Total Segment EBIT from continuing operations	$(1,440)	$535	$(935)	$667
Interest income	8	7	22	21
Interest expense	(86)	(101)	(249)	(265)
Income tax (expense) benefit	28	(85)	(70)	(106)
Income (loss) from discontinued operations, net of tax	—	7	—	12
Noncontrolling interests' share of interest and tax	2	2	3	3
Net income (loss) attributable to Bunge	$(1,488)	$365	$(1,229)	$332

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

	Three Months Ended September 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$6,776	$526	$15	$200	$—	$7,517
Sales from contracts with customers	232	1,793	422	181	178	2,806
Net sales to external customers	$7,008	$2,319	$437	$381	$178	$10,323

	Three Months Ended September 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$7,641	$492	$22	$431	$—	$8,586
Sales from contracts with customers	264	1,806	405	198	153	2,826
Net sales to external customers	$7,905	$2,298	$427	$629	$153	$11,412

	Nine Months Ended September 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$20,335	$1,438	$50	$556	$—	$22,379
Sales from contracts with customers	660	5,326	1,243	394	355	7,978
Net sales to external customers	$20,995	$6,764	$1,293	$950	$355	$30,357

	Nine Months Ended September 30, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$23,209	$1,334	$48	$1,317	$—	$25,908
Sales from contracts with customers	883	5,438	1,214	457	300	8,292
Net sales to external customers	$24,092	$6,772	$1,262	$1,774	$300	$34,200

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

Third Quarter 2019 Overview

You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2018 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 for a discussion of our internal controls over financial reporting.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Income (Loss) Attributable to Bunge - For the quarter ended September 30, 2019, net income attributable to Bunge decreased by $1,853 million to a loss of $1,488 million from income of $365 million for the quarter ended September 30, 2018. This decrease resulted primarily from lower segment EBIT from our reportable segments of $1,977 million, predominantly in Sugar and Bioenergy, as we recorded an impairment charge of $1,524 million associated with the classification of our Brazilian sugar and bioenergy operations as held for sale, and Agribusiness.
Income Tax Expense - For the quarter ended September 30, 2019, income tax benefit related to continuing operations was $28 million, compared to income tax expense of $85 million for the quarter ended September 30, 2018. The income tax benefit for the third quarter of 2019 is primarily due to an overall pretax loss and the favorable resolution of uncertain tax positions. The effective tax rate for the three months ended September 30, 2019 was adversely impacted primarily due to non-deductible currency losses on the held for sale classification of the company's sugar milling business.  The effective tax rate for the three months ended September 30, 2018 was closer to the statutory rate of 21%.
Segment Overview

Agribusiness - EBIT for the third quarter of 2019 was $44 million compared to $464 million in the third quarter of 2018. In Oilseeds, soy crush margins were lower globally driven by the combination of farmer retention of soybeans in anticipation of higher prices and soft export demand for soymeal. Additionally, mark-to-market gains during the quarter were lower than last year.
In Grains, origination results were lower in North and South America primarily due to soft export demand, farmer retention related to the U.S.-China trade dispute, and the delayed harvest in the U.S. Results in ocean freight and trading and distribution were lower than last year.
In addition to the above, Agribusiness segment results were impacted by $92 million of impairment charges associated with property, plant, and equipment ("PP&E") and operating lease assets at various facilities associated with global competitiveness program and portfolio rationalization initiatives.
Edible Oil Products - EBIT for the third quarter of 2019 was $52 million compared to $30 million in the third quarter of 2018. Improved performance was largely driven by higher results in North America and Brazil, which benefited from a better supply-demand balance of soy oil, as well as improved execution. Bunge Loders Croklaan ("Loders") also contributed to the increased results.
Additionally, Edible Oils Products segment results were impacted by $17 million of impairment charges related to PP&E and operating lease assets at various facilities associated with global competitiveness program and portfolio rationalization initiatives.
Milling Products - EBIT for the third quarter of 2019 was $7 million compared to $30 million in the third quarter of 2018. The decline in segment performance was primarily driven by lower margins in the U.S. and lower volumes and margins in Mexico. Results in Brazil were comparable to last year.
Additionally, Milling Products segment results were impacted by $6 million of impairment charges related to PP&E and operating lease assets at various facilities associated with global competitiveness program and portfolio rationalization initiatives.
Sugar and Bioenergy - EBIT for the third quarter of 2019 was a loss of $1,554 million compared to break-even in the third quarter of 2018. Third quarter results were impacted by a $1,524 million impairment charge and $79 million of foreign exchange losses associated with the classification of our Brazilian sugar and bioenergy operations as held for sale.
Fertilizer - EBIT for the third quarter of 2019 was $21 million compared to $23 million in the third quarter of 2018. The lower results in the quarter were primarily driven by lower margins, which in part were offset by higher volumes.
Other - EBIT for the third quarter of 2019 was a loss of $10 million compared to a loss of $12 million in the third quarter of 2018. The 2019 loss relates to the results of our corporate venture capital unit. The results are primarily related to unrealized mark-to-market losses associated with one of its investments, which had its initial public offering during the second quarter of 2019. The 2018 loss is related to make-whole payments made in connection with the early extinguishment of $283 million of our 8.5% senior notes due 2019.
Segment Results
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended September 30,
(US$ in millions, except volumes)	2019	2018
Volumes (in thousands of metric tons):
Agribusiness	36,554	37,690
Edible Oil Products	2,462	2,332
Milling Products	1,131	1,151
Sugar and Bioenergy	1,083	1,955
Fertilizer	512	448

Net sales:
Agribusiness	$7,008	$7,905
Edible Oil Products	2,319	2,298
Milling Products	437	427
Sugar and Bioenergy	381	629
Fertilizer	178	153
Total	$10,323	$11,412

Cost of goods sold:
Agribusiness	$(6,759)	$(7,231)

Edible Oil Products	(2,159)	(2,164)
Milling Products	(397)	(369)
Sugar and Bioenergy	(1,836)	(610)
Fertilizer	(150)	(120)
Total	$(11,301)	$(10,494)

Gross profit:
Agribusiness	$249	$674
Edible Oil Products	160	134
Milling Products	40	58
Sugar and Bioenergy	(1,455)	19
Fertilizer	28	33
Total	$(978)	$918

Selling, general and administrative expenses:
Agribusiness	$(168)	$(173)
Edible Oil Products	(106)	(100)
Milling Products	(32)	(31)
Sugar and Bioenergy	(19)	(22)
Fertilizer	(5)	(7)
Other	1	—
Total	$(329)	$(333)

Foreign exchange gains (losses):
Agribusiness	$(56)	$(23)
Edible Oil Products	5	(2)
Milling Products	—	4
Sugar and Bioenergy	(78)	3
Fertilizer	—	(2)
Total	$(129)	$(20)

EBIT attributable to noncontrolling interests:
Agribusiness	$2	$(10)
Edible Oil Products	(7)	(1)
Milling Products	—	—
Sugar and Bioenergy	(1)	1
Fertilizer	(2)	(1)
Total	$(8)	$(11)

Other income (expense) - net:
Agribusiness	$17	$(4)
Edible Oil Products	—	(1)
Milling Products	(1)	(1)
Sugar and Bioenergy	(1)	(1)
Fertilizer	—	—
Other	(11)	(12)
Total	$4	$(19)

Segment EBIT:
Agribusiness	$44	$464
Edible Oil Products	52	30
Milling Products	7	30
Sugar and Bioenergy	(1,554)	—
Fertilizer	21	23
Other	(10)	(12)
Total	$(1,440)	$535
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,
(US$ in millions)	2019	2018
Net income (loss) attributable to Bunge	$(1,488)	$365
Interest income	(8)	(7)
Interest expense	86	101
Income tax expense (benefit)	(28)	85
(Income) loss from discontinued operations, net of tax	—	(7)
Noncontrolling interest's share of interest and tax	(2)	(2)
Total Segment EBIT	$(1,440)	$535

Agribusiness Segment - Agribusiness segment net sales decreased by 11% to $7.0 billion in the third quarter of 2019 compared to $7.9 billion in the third quarter of 2018. The decrease was primarily in our oilseed trading and distribution, and oilseed processing businesses, which were negatively impacted by the combination of farmer retention of soybeans in anticipation of higher soybean prices, and lower overall soybean meal prices due to increased global soybean meal availability and continued lower demand from China. Additionally, lower volumes and prices in our grain origination, and grain trading and distribution businesses, associated with lower supply in North America following adverse weather impacts, as well as lower demand from China related to the ongoing trade dispute, contributed to the decrease. These decreases were partially offset by higher prices in our Brazilian grain origination business due to increased demand from China associated with the ongoing trade dispute with the U.S.

Cost of goods sold decreased by 7% associated with the decreases in net sales discussed above, as well as favorable mark-to-market impacts in our grain origination and distribution businesses compared to the prior year, offset by an unfavorable mark-to-market impact in our oilseed processing business compared to the prior year, and approximately $79 million of impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives.

Gross profit decreased by $425 million in the third quarter of 2019 to $249 million from $674 million in the third quarter of 2018. The decrease was primarily due to a large unfavorable mark-to-market impact in our oilseed processing business compared to the prior year, lower results in ocean freight, and lower margins in our grain trading and distribution businesses, partially offset by favorable mark-to-market impacts in our grain origination and distribution businesses compared to the prior year.

SG&A expenses decreased $5 million to $168 million in the third quarter of 2019, from $173 million in the same period last year. The decrease was mainly due to savings from our GCP, partially offset by a $13 million impairment charge associated with the relocation of our global headquarters, and the write-off of an indemnification asset associated with the reversal of an uncertain tax position recorded in a previous year.

Foreign exchange results in the third quarter of 2019 were losses of $56 million compared to losses $23 million in the third quarter of 2018. Foreign exchange results are primarily driven by funding non-U.S. functional currency operations.

Other income (expense) - net was income of $17 million in the third quarter of 2019 compared to a loss of $4 million in the third quarter of 2018. The increase was primarily due to improved results from our soy crush investments in

South America, partially offset by lower results from a soy crush investment in Asia. Additionally, 2018 results included the loss on sale of an equity investment.

Segment EBIT decreased by $420 million to $44 million in the third quarter of 2019 from $464 million in the third quarter of 2018. The decrease was primarily due to lower gross profit and unfavorable foreign currency results, partially offset by higher other income (expense) - net and lower SG&A expenses compared to prior year.

Edible Oil Products Segment - Edible Oil Products segment net sales increased by 1% in the third quarter of 2019 to $2.3 billion compared to the third quarter of 2018. The increase was primarily due to higher volumes and higher prices in North America, driven by stronger domestic demand, as well as growth in Asia and Brazil, partially offset by Europe due to the depreciation of the euro against the U.S. dollar.
Cost of goods sold in the third quarter of 2019 remained relatively flat compared to the same period of 2018, as lower costs in third quarter of 2019, primarily in North America, were offset by $12 million of impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives.

Gross profit in the third quarter of 2019 increased by 19% to $160 million compared to $134 million for the third quarter of 2018. The increase was primarily due to higher volumes and margins in North America associated with higher demand, higher margins on packaged oils in Brazil compared to the prior year due to excess market supply in 2018, and improved results at Loders associated with the positive mark-to-market impact of foreign currency hedges, offset by $12 million of impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives.

SG&A expenses increased by $6 million to $106 million in the third quarter of 2019 compared to $100 million in the same period a year ago, primarily due to an impairment charge associated with the relocation of our global headquarters.

Segment EBIT increased to $52 million for the third quarter of 2019 from $30 million in the third quarter of 2018, primarily associated with higher gross profit.

Milling Products Segment - Milling Products segment net sales were $437 million in the third quarter of 2019, compared to $427 million for the same period a year ago. The increase was primarily driven by higher volumes and increased prices for wheat in Brazil, along with higher prices in our U.S. rice milling business, partially offset by lower volumes in Mexico.

Cost of goods sold increased by 8% to $397 million for the third quarter of 2019 from $369 million in the third quarter of 2018. The increase was primarily due to higher raw materials costs in Brazil, higher costs in our U.S. rice milling business, higher costs associated weather-related lower yields in our U.S. corn milling business, and an impairment charge related to portfolio rationalization initiatives. These increases were partially offset by lower volumes in Mexico.

Gross profit decreased to $40 million in the third quarter of 2019 compared to $58 million in the third quarter of 2018. The decrease was primarily due to softer demand in Mexico, reduced margins associated with lower yields in U.S. corn milling, and the above-mentioned impairment charge.

SG&A expenses of $32 million in the third quarter of 2019 increased by $1 million compared to the same period in 2018, primarily due to an impairment charge associated with the relocation of our global headquarters.

Segment EBIT was $7 million in the third quarter of 2019 compared to $30 million last year. The decrease was primarily due to lower gross profit in Mexico and the U.S., as well as the above-mentioned impairment charges.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased 39% to $381 million in the third quarter of 2019 compared to $629 million in the same quarter last year. The decrease in sales was primarily due to the exiting of our international trading and merchandising business in 2018.

Cost of goods sold increased $1,226 million to $1,836 million in the third quarter of 2019 compared to $610 million in the same period of 2018. The increase was primarily due to an impairment charge of $1,524 million associated with recognizing the segment's industrial operating assets, including their respective accumulated currency translation impacts, as held for sale. This increase was partially offset by lower costs aligned with the decrease in sales noted above.

Gross profit decreased $1,474 million to a loss of $1,455 million in the third quarter of 2019 from $19 million in 2018, primarily associated with lower sales and higher costs of goods sold, including the impairment charge associated with recognizing the segment's industrial operating assets, including their respective accumulated currency translation impacts, as held for sale.

SG&A expenses of $19 million in the third quarter of 2019 decreased by $3 million from $22 million in the same period of 2018, primarily associated with the exiting of our international trading and merchandising business in 2018.

Foreign exchange results in the third quarter of 2019 were losses of $78 million compared to gains of $3 million in the third quarter of 2018. Foreign exchange losses in 2019 are primarily associated with intercompany loans related to our Brazilian sugar and bioenergy operations classified as held for sale. Previously, these loans were classified as permanently invested and any related foreign exchange impacts were recorded in accumulated other comprehensive income (loss). However, upon classification of our sugar and bioenergy operations as held for sale, such loans can no longer be determined to be permanently invested, resulting in foreign exchange losses of $79 million on the remeasurement of such loans being recorded in the condensed consolidated statement of income.

Segment EBIT was a loss of $1,554 million in the third quarter of 2019 compared to break-even in the third quarter of 2018. The decrease was primarily due to the $1,524 million impairment charge and $79 million of foreign exchange losses associated with the classification of our Brazilian sugar and bioenergy operations as held for sale, as discussed above.

Fertilizer Segment - Fertilizer segment net sales were $178 million in the third quarter of 2019 compared to $153 million in the third quarter of 2018. The increase was primarily due to higher sales volumes in Argentina.

Cost of goods sold increased to $150 million in the third quarter of 2019, from $120 million in the third quarter of 2018, primarily due to higher sales volumes and maintenance costs.

Gross profit was $28 million in the third quarter of 2019 compared to $33 million in the comparable period of 2018. The decrease was mainly due to higher costs of goods sold.

SG&A expenses were $5 million in the third quarter of 2019 compared to $7 million in the comparable period of 2018. The decrease was primarily due to bad debt recoveries in 2019.

Segment EBIT decreased by $2 million to $21 million in the third quarter of 2019 compared to $23 million in the same period a year ago. The decrease was primarily due to lower gross profit, partially offset by lower SG&A expenses.

Other - Other segment EBIT was a loss of $10 million in the third quarter of 2019 compared to a loss of $12 million in the same period a year ago. The 2019 loss relates to the results of our corporate venture capital unit. The results are primarily related to unrealized mark-to-market losses associated with one of its investments, which had its initial public offering during the second quarter of 2019. The 2018 loss is related to make-whole payments made in connection with the early extinguishment of $283 million of our 8.5% senior notes due 2019.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended September 30,
(US$ in millions)	2019	2018
Interest income	$8	$7
Interest expense	(86)	(101)

Interest income increased to $8 million in the third quarter of 2019 compared to $7 million in the third quarter of 2018. Interest expense decreased by $15 million compared to 2018, primarily associated with lower overall average debt balances.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net Income (Loss) Attributable to Bunge - For the nine months ended September 30, 2019, net income attributable to Bunge decreased by $1,561 million to a loss of $1,229 million from income of $332 million in the nine months ended September 30, 2018. This decrease resulted primarily from lower segment EBIT from our reportable segments of $1,739 million, predominantly in Sugar and Bioenergy, as we recorded an impairment charge of $1,524 million associated with the classification of our Brazilian sugar and bioenergy operations as held for sale, partially offset by $125 million of EBIT associated with our corporate venture capital unit and SG&A savings associated with the GCP.
Income Tax Expense - For the nine months ended September 30, 2019 and 2018, income tax expense related to continuing operations was $70 million and $106 million, respectively. The lower income tax expense for the nine months ended September 30, 2019 is primarily due to an overall pretax loss and the favorable resolution of uncertain tax positions. The effective tax rate for the nine months ended September 30, 2019 was adversely impacted primarily due to non-deductible currency losses on the held for sale classification of the company's sugar milling business.  The effective tax rate for the nine months ended September 30, 2018 was closer to the statutory rate of 21%.

A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Nine Months Ended September 30,
(US$ in millions, except volumes)	2019	2018
Volumes (in thousands of metric tons):
Agribusiness	104,992	110,893
Edible Oil Products	7,099	6,601
Milling Products	3,349	3,463
Sugar and Bioenergy	2,727	4,972
Fertilizer	1,013	874

Net sales:
Agribusiness	$20,995	$24,092
Edible Oil Products	6,764	6,772
Milling Products	1,293	1,262
Sugar and Bioenergy	950	1,774
Fertilizer	355	300
Total	$30,357	$34,200

Cost of goods sold:
Agribusiness	$(20,197)	$(22,861)
Edible Oil Products	(6,312)	(6,389)
Milling Products	(1,163)	(1,087)
Sugar and Bioenergy	(2,403)	(1,757)
Fertilizer	(311)	(262)
Total	$(30,386)	$(32,356)

Gross profit:
Agribusiness	$798	$1,231
Edible Oil Products	452	383
Milling Products	130	175
Sugar and Bioenergy	(1,453)	17
Fertilizer	44	38
Total	$(29)	$1,844

Selling, general and administrative expenses:
Agribusiness	$(477)	$(536)
Edible Oil Products	(318)	(305)
Milling Products	(99)	(103)
Sugar and Bioenergy	(52)	(91)
Fertilizer	(12)	(19)
Other	(11)	—
Total	$(969)	$(1,054)

Foreign exchange gains (losses):
Agribusiness	$(74)	$(116)
Edible Oil Products	4	2
Milling Products	3	4
Sugar and Bioenergy	(80)	—
Fertilizer	—	(6)
Total	$(147)	$(116)

EBIT attributable to noncontrolling interests:
Agribusiness	$4	$(9)
Edible Oil Products	(13)	(6)
Milling Products	—	—
Sugar and Bioenergy	(1)	1
Fertilizer	(2)	(2)
Total	$(12)	$(16)

Other income (expense) - net:
Agribusiness	$84	$42
Edible Oil Products	—	(5)
Milling Products	7	(3)
Sugar and Bioenergy	(3)	(14)
Fertilizer	(2)	1
Other	136	(12)
Total	$222	$9

Segment EBIT:
Agribusiness	$335	$612
Edible Oil Products	125	69
Milling Products	41	73
Sugar and Bioenergy	(1,589)	(87)
Fertilizer	28	12
Other	125	(12)
Total	$(935)	$667

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Nine Months Ended September 30,
(US$ in millions)	2019	2018
Net income (loss) attributable to Bunge	$(1,229)	$332
Interest income	(22)	(21)
Interest expense	249	265
Income tax expense (benefit)	70	106
(Income) loss from discontinued operations, net of tax	—	(12)
Noncontrolling interest's share of interest and tax	(3)	(3)
Total Segment EBIT	$(935)	$667

Agribusiness Segment - Agribusiness segment net sales decreased by 13% to $21.0 billion in the nine months ended September 30, 2019 compared to $24.1 billion in the nine months ended September 30, 2018. The decrease was primarily due to lower volumes in our grain origination and distribution businesses, associated with lower supply in North America due to adverse weather conditions, slow farmer selling in Brazil, and lower average sales prices in our oilseed businesses due to increased global soybean meal availability, partly driven by increased supply in Argentina compared to last year’s drought, and lower demand from China as a result of the African swine fever outbreak.

Cost of goods sold decreased by 12%, primarily related to lower volumes and prices in our grain origination and grain trading and distribution businesses, as well as lower prices in our oilseed businesses, partially offset by an unfavorable mark-to-market impact in our oilseed processing business compared to the prior year, and approximately $84 million of impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives.

Gross profit decreased by $433 million to $798 million in the nine months ended September 30, 2019, from $1,231 million in the nine months ended September 30, 2018. The decrease was primarily due to lower results in our grain origination, and grain and oilseeds trading and distribution businesses, driven by lower volumes and margins in most regions, lower oilseed processing results, including an unfavorable mark-to-market impact compared to the prior year, and approximately $84 million of impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives.

SG&A expenses decreased $59 million to $477 million in the nine months ended September 30, 2019, which represented an 11% decrease from the $536 million in the same period last year. The decrease was mainly due to savings from actions associated with the GCP, as well as lower charges recognized in connection with the execution of the GCP itself, in addition to a depreciation of the Brazilian real against the U.S. dollar. These decreases were partially offset by an impairment charge associated with the relocation of our global headquarters and the write-off of a tax indemnification asset associated with the reversal of an uncertain tax position recorded in a previous year.

Foreign exchange results in the nine months ended September 30, 2019 were losses of $74 million compared to losses of $116 million in the nine months ended September 30, 2018. Foreign exchange results are primarily driven by funding non-U.S. functional currency operations. Results in 2018 were primarily driven by the devaluation of the Argentine peso on U.S. dollar loans to fund operations in Argentina.

Other income (expense) - net was income of $84 million in the nine months ended September 30, 2019 compared to income of $42 million in the nine months ended September 30, 2018. The increase was primarily due higher income earned from financial services activities and improved results from our soy crush investments in South America. Additionally, 2018 results include the loss on sale of an equity investment.

Segment EBIT decreased by $277 million to $335 million in the nine months ended September 30, 2019 from $612 million in the nine months ended September 30, 2018. The decrease was primarily due to lower results in our grain businesses, oilseed trading and distribution businesses, and oilseed processing business, including an unfavorable mark-to-market impact compared to the prior year, partially offset by lower foreign exchange losses and lower SG&A expenses.

Edible Oil Products Segment - Edible Oil Products segment net sales remained flat in the nine months ended September 30, 2019, at $6.8 billion, compared to the nine months ended September 30, 2018. Increased volumes driven by our acquisition of Loders on March 1, 2018, were offset by lower prices in the U.S., Europe, and Brazil.

Cost of goods sold in the nine months ended September 30, 2019 decreased 1% from the same period of 2018, which is substantially in line with net sales noted above. The increase caused by impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives was more than offset by lower prices in the U.S., Europe, and Brazil.

Gross profit in the nine months ended September 30, 2019 increased to $452 million compared to $383 million for the nine months ended September 30, 2018. The increase was primarily due to the acquisition of Loders, improved results in South America, due to higher margins on packaged oils in Brazil following excess market supply in 2018, higher volumes and a more favorable product mix in Argentina, and higher volumes and margins in the U.S. These increases were partially offset by the impairment charges noted above.

SG&A expenses increased by 4% to $318 million in the nine months ended September 30, 2019 compared to $305 million in the same period a year ago. The increase was driven by the acquisition of Loders and an impairment charge related to the relocation of our global headquarters, partially offset by lower costs in Europe and Brazil due to the depreciation of the euro and Brazilian real against the U.S. dollar, as well as from savings associated with the GCP.

Segment EBIT increased to $125 million for the nine months ended September 30, 2019, up from $69 million in the nine months ended September 30, 2018. The increase was primarily due to the acquisition of Loders, higher gross profit in South America and the U.S., and lower SG&A costs in Europe and Brazil, partially offset by the impairment charges noted above.

Milling Products Segment - Milling Products segment net sales were $1,293 million in the nine months ended September 30, 2019 compared to $1,262 million in the same period last year. The increase was primarily driven by higher prices for wheat products in Brazil, the acquisition of two corn mills in the U.S. ("Minsa") during the first quarter of 2018, and higher prices in our U.S. rice milling business. These increases were partially offset by lower volumes in Mexico.

Cost of goods sold increased by 7% to $1,163 million for the nine months ended September 30, 2019 from $1,087 million in the nine months ended September 30, 2018. The increase was primarily due to the higher raw material costs in Brazil, higher costs in our U.S. rice milling business, impairment charges associated with our U.S. extrusion business and portfolio rationalization initiatives, as well as additional costs associated with the acquisition of Minsa. These increases were partially offset by lower volumes in Mexico.

Gross profit decreased to $130 million in the nine months ended September 30, 2019, down from $175 million in the nine months ended September 30, 2018. The decrease was primarily associated with lower volumes and margins in Brazil and Mexico, as well as the impairment charges noted above.

SG&A expenses decreased to $99 million in the nine months ended September 30, 2019 from $103 million. The decrease was primarily due to savings from the GCP and the depreciation of the Brazilian real against the U.S. dollar. Additionally, 2018 was impacted by acquisition costs related to Minsa.

Other income (expense) - net was income of $7 million in the nine months ended September 30, 2019 compared to a loss of $3 million in the nine months ended September 30, 2018. The increase was primarily due to a gain on an arbitration settlement in the U.S. in 2019.

Segment EBIT decreased to $41 million in the nine months ended September 30, 2019, from $73 million in the nine months ended September 30, 2018. The decrease was primarily due to lower gross profit in Brazil and Mexico, as well as impairment charges associated with our U.S. extrusion business and portfolio rationalization initiatives, partially offset by an arbitration settlement gain and lower SG&A expenses.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased to $950 million in the nine months ended September 30, 2019 compared to $1.8 billion in the same period last year. The 46% decrease in sales was primarily due to the exiting of our international trading and merchandising business in 2018, as well as lower global sugar sales volumes and prices, partially offset by higher ethanol sales volumes and prices in Brazil.

Cost of goods sold increased 37% to $2,403 million in the nine months ended September 30, 2019 compared to $1,757 million in the same period September 30, 2018. The increase was primarily due to an impairment charge of $1,524 million associated with recognizing the segment's industrial operating assets, including their respective accumulated currency translation impacts, as held for sale. This increase was partially offset by lower costs aligned with the decrease in sales noted above.

Gross profit decreased to a loss of $1,453 million in the nine months ended September 30, 2019 from income of $17 million in the nine months ended September 30, 2018, primarily associated with lower sales and higher costs of goods sold, including the impairment charge associated with recognizing the segment's industrial operating assets, including their respective accumulated currency translation impacts, as held for sale.

SG&A expenses decreased by 43% to $52 million in the nine months ended September 30, 2019 from $91 million in the comparable period September 30, 2018, primarily associated with the exiting of our international trading and merchandising business, lower bad debt expenses, savings and lower costs associated with the GCP, and the impact of depreciation of the Brazilian real against the U.S. dollar.

Foreign exchange results in the nine months ended September 30, 2019 were losses of $80 million compared to nil in the nine months ended September 30, 2018. Foreign exchange losses in 2019 are primarily associated with intercompany loans related to our Brazilian sugar and bioenergy operations classified as held for sale. Previously, these loans were classified as permanently invested and any related foreign exchange impact was recorded in OCI. However, upon classification of our sugar and bioenergy operations as held for sale, such loans can no longer be determined to be permanently invested. As such, any foreign exchange impact is recorded in the condensed consolidated statement of income.

Other income (expense) - net was a loss of $3 million in the nine months ended September 30, 2019 compared to a loss of $14 million in the nine months ended September 30, 2018. Results in 2018 included a $16 million loss related to the sale of an equity investment.

Segment EBIT decreased to a loss of $1,589 million in the nine months ended September 30, 2019 from a loss of $87 million in the nine months ended September 30, 2018. The decrease was mainly due to the $1,524 million impairment charge and foreign exchange losses associated with the classification of our Brazilian sugar and bioenergy operations as held for sale, as discussed above.

Fertilizer Segment - Fertilizer segment net sales increased 18% to $355 million in the nine months ended September 30, 2019 compared to $300 million in the nine months ended September 30, 2018. The increase was primarily due to higher sales volumes and prices in Argentina.

Cost of goods sold for the nine months ended September 30, 2019 were $311 million compared to $262 million for the nine months ended September 30, 2018. The increase was primarily due to higher sales volumes. Additionally, 2018 costs were impacted by unfavorable foreign currency translation.

Gross profit increased by $6 million to $44 million in the nine months ended September 30, 2019, from $38 million in the nine months ended September 30, 2018, due to higher sales volumes and the impact of favorable foreign currency translation compared to the prior year.

SG&A expenses decreased by $7 million to $12 million in the nine months ended September 30, 2019, from $19 million in the comparable period September 30, 2018. The decrease was primarily due to bad debt recoveries during 2019.

Segment EBIT improved by $16 million to $28 million in the nine months ended September 30, 2019 from $12 million in the same period a year ago. The increase was primarily due to higher gross profit, lower overall expenses, and better foreign exchange results.

Other - Other segment EBIT was $125 million in the nine months ended September 30, 2019 compared to a loss of $12 million in the nine months ended September 30, 2018. Results in 2019 relate to our corporate venture capital unit activities, which benefited from the initial public offering of one of its investments during the second quarter of 2019 and subsequent unrealized mark-to-market gains. The 2018 loss is related to make-whole payments in connection with the early extinguishment of $283 million of our 8.5% senior notes due 2019.

Interest - A summary of consolidated interest income and expense follows:

	Nine Months Ended September 30,
(US$ in millions)	2019	2018
Interest income	$22	$21
Interest expense	(249)	(265)

Interest income increased to $22 million in the nine months ended September 30, 2019 compared with $21 million in the nine months ended September 30, 2018. Interest expense decreased by $16 million compared to 2018 primarily associated with lower overall average debt balances.
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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.47 and 1.54 at September 30, 2019 and December 31, 2018, respectively.
Cash and Cash Equivalents - Cash and cash equivalents were $291 million and $389 million at September 30, 2019 and December 31, 2018, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.
Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, wheat and sugar that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $4,437 million and $4,532 million at September 30, 2019 and December 31, 2018, respectively (see Note 6 - Inventories, to our condensed consolidated financial statements).
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
Revolving Credit Facilities - At September 30, 2019, we had approximately $5,015 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,088 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	September 30, 2019	September 30, 2019	December 31, 2018
Commercial paper	2023	$600	$550	$—
Long-term revolving credit facilities (1)	2020 - 2023	$4,415	377	500
Total		$5,015	$927	$500

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

We had no borrowings outstanding at September 30, 2019 under our unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision.
We had $377 million of borrowings outstanding at September 30, 2019 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2020 (the ‘‘2020 Facility’’). Borrowings under the 2020 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the 2020 Facility. Amounts under the 2020 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the 2020 Facility by up to $250 million pursuant to an accordion provision. We have the option to request an extension of the maturity date of the 2020 Facility for two additional one-year periods. Each lender in its sole discretion may agree to any such extension request.
We had no borrowings outstanding at September 30, 2019 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "2022 Facility"). Borrowings under the 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
We had no borrowings outstanding at September 30, 2019 under our unsecured $700 million, 5-year revolving credit facility, maturing on May 1, 2023. Additionally, subject to lender approval, we may request an increase, in an amount not to exceed $100 million, to the revolving credit facility commitments pursuant to an accordion provision. We entered into this facility in connection with our previously announced strategy to reduce our exposure to the sugar milling business in Brazil. This facility is upon fulfillment of certain conditions convertible into a non-recourse secured term loan facility with our sugar milling business as the borrower, and therewith providing financial flexibility for us to fund our sugar milling business on a stand-alone basis. In connection with the previously announced agreement to form a joint venture relating to our Brazilian sugar and bioenergy operations, we intend to convert this facility on or prior to the closing of the joint venture transaction (See Note 3, Global Competitiveness Program and Portfolio Rationalization Initiatives, to our condensed consolidated financial statements).
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At September 30, 2019, $550 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At September 30, 2019 there were $400 million of borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt - Our short and long-term debt increased by $1,099 million at September 30, 2019 from December 31, 2018, primarily due to the funding of working capital requirements. For the nine months ended September 30, 2019, our average short and long-term debt outstanding was approximately $6,250 million compared to approximately $7,019 million for the nine months ended at September 30, 2018. Our long-term debt balance was $4,646 million at September 30, 2019 compared to $4,622 million at December 31, 2018. The following table summarizes our short-term debt at September 30, 2019.

(US$ in millions)	Outstanding Balance at September 30, 2019	Weighted Average Interest Rate at September 30, 2019	Highest Balance Outstanding During Quarter Ended September 30, 2019	Average Balance During Quarter Ended September 30, 2019	Weighted Average Interest Rate During Quarter Ended September 30, 2019
Bank borrowings (1)	$1,275	8.80%	$1,354	$1,291	7.09%
Commercial paper	550	2.36%	550	518	2.54%
Total	$1,825		$1,904	$1,809

(1)
Includes $269 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia Pacific countries at a weighted average interest rate of 31.67% as of September 30, 2019.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	September 30, 2019	December 31, 2018
Short-term debt: (1)	20
Short-term debt (2)	$1,825	$750
Current portion of long-term debt	65	419
Total short-term debt	1,890	1,169

Long-term debt (3):
Revolving credit facility expiry 2020	377	500
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	56	54
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A) (4)	284	258
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B) (4)	88	85
3.50% Senior Notes due 2020	499	498
3.00% Senior Notes due 2022	398	397
1.85% Senior Notes due 2023 - Euro	871	916
4.35% Senior Notes due 2024	595	595
3.25% Senior Notes due 2026	695	695
3.75% Senior Notes due 2027	595	594
Other	188	30
Subtotal	4,646	4,622
Less: Current portion of long-term debt	(65)	(419)
Total long-term debt	4,581	4,203
Total debt	$6,471	$5,372

(1)	Includes secured debt of $1 million and $9 million at September 30, 2019 and December 31, 2018, respectively.

(2)
Includes $269 million and $136 million of local currency bank borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 31.67% and 23.61% as of September 30, 2019 and December 31, 2018, respectively.

(3)	Includes secured debt of $5 million and $17 million at September 30, 2019 and December 31, 2018, respectively.

(4)	On July 1, 2019, Bunge refinanced its unsecured JPY 28.5 billion and $85 million Term Loan Agreement, dated as of December 12, 2014, which extends the maturity date to July 1, 2024.
Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2019 was as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Negative
Moody’s	P-1	Baa3	Stable
Fitch	F1	BBB-	Stable

(1)	Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2019.
On July 1, 2019, we entered into an unsecured five-year multi-currency syndicated term loan agreement (the "Term Loan") in the Japanese loan market, with certain lenders party thereto. The Term Loan is comprised of two tranches: Tranche A, Japanese Yen 30.7 billion ($285 million) bearing interest at three-month Yen LIBOR plus a margin of 0.75% and Tranche B, $90 million bearing interest at three-month LIBOR plus a margin of 1.30%. The proceeds were used to pre-pay amounts outstanding under our existing multi-currency syndicated term loan facility in the Japanese loan market maturing in December 2019.
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
Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2019	December 31, 2018
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,312	5,278
Retained earnings	6,611	8,059
Accumulated other comprehensive income	(7,234)	(6,935)
Treasury shares, at cost - 2019 and 2018 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	4,460	6,173
Noncontrolling interest	189	205
Total equity	$4,649	$6,378

Total Bunge shareholders’ equity was $4,460 million at September 30, 2019 compared to $6,173 million at December 31, 2018. The decrease during the nine months ended September 30, 2019 was primarily due to $1,229 million of net loss attributable to Bunge, $271 million cumulative translation losses and $213 million and $26 million of declared dividends to common and preferred shareholders, respectively.
Net loss attributable to Bunge was primarily due to an impairment charge of $1,524 million associated with the formation of a 50/50 joint venture relating to the company's sugar and bioenergy operations in Brazil. Included in the impairment charges of $1,524 million recorded in the third quarter, was consideration for cumulative foreign currency translation losses totaling $1,491 million. These cumulative currency translation effects are recorded as “Foreign currency translation adjustments” in accumulated other comprehensive income and will be released from accumulated other comprehensive income when the transaction closes. Accordingly, upon close, this release of cumulative currency translation effects will substantially offset the reduction in total equity from the impairment charge recorded in the quarter ended September 30, 2019 (See Note 3, Global Competitiveness Program and Portfolio Rationalization Initiates, to our condensed consolidated financial statements).
Noncontrolling interest decreased to $189 million at September 30, 2019 from $205 million at December 31, 2018. The decrease during the nine months ended September 30, 2019 was primarily due to dividends paid to noncontrolling interest entities.
As of September 30, 2019, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.2149 Bunge Limited common shares, based on the conversion price of $82.3119 per share, subject to certain additional anti-dilution adjustments (which represents 8,382,425 Bunge Limited common shares at September 30, 2019). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
For the nine months ended September 30, 2019, our cash and cash equivalents and restricted cash decreased by $100 million, compared to a decrease of $334 million in cash and cash equivalents and restricted cash for the nine months ended September 30, 2018.
Cash used for operating activities was $1,313 million for the nine months ended September 30, 2019 compared to $3,285 million for the nine months ended September 30, 2018. Net cash outflows for operating activities was lower for the nine months ended September 30, 2019, due to lower working capital requirements, primarily associated with inventory, and the lower use of cash associated with beneficial interests in securitized trade receivables, compared to the nine months ended September 30, 2018.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the nine months ended September 30, 2019 and 2018, we recorded foreign currency losses on our debt of $152 million and $134 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange loss on net debt” in our condensed consolidated statements of cash flows. This adjustment is required as these losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.

Cash provided by investing activities was $424 million in the nine months ended September 30, 2019 compared to $224 million in the nine months ended September 30, 2018. For the nine months ended September 30, 2019, payments were made for capital expenditures of $378 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil, as well as other capital projects at various facilities. In addition, payments were made for investments of $342 million, primarily related to deposits in South America and promissory notes related to financial services, which were more than offset by proceeds from such investments of $373 million. Cash provided by investing activities was primarily associated with proceeds of $800 million from beneficial interests in securitized trade receivables. For the nine months ended September 30, 2018, payments made for capital expenditures were $318 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil and the upgrade of our crush facility in Italy, as well as other capital projects at various facilities. In addition, we acquired Loders for $895 million, net of cash acquired, and Minsa for $73 million, net of cash acquired. Further, payments were made for investments of $1,163 million, primarily related to deposits, treasuries and bonds in South America related to financial services activities, which were partially offset by proceeds from such investments of $1,080 million. These payments were additionally offset by proceeds of $1,432 million from beneficial interests in securitized trade receivables.
Cash provided by financing activities was $796 million in the nine months ended September 30, 2019 compared to $2,709 million in the nine months ended September 30, 2018. In the nine months ended September 30, 2019, the net increase of $1,042 million in borrowings was primarily related to the funding of working capital needs. In addition, we paid dividends of $237 million to our common shareholders and holders of our convertible preference shares. In the nine months ended September 30, 2018, the net increase of $2,941 million in borrowings was primarily related to the funding of acquisitions, higher working capital needs, and to finance capital expenditures. In addition, we paid dividends of $225 million to our common shareholders and holders of our convertible preference shares.
Off-Balance Sheet Arrangements
Guarantees - We have issued or were a party to the following guarantees at September 30, 2019:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$303
Residual value guarantee (3)	260
Total	$563

(1)
We have issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at September 30, 2019, our potential liability was $161 million, and we have recorded a $17 million obligation related to these guarantees.

(2)
We have issued guarantees to certain third parties related to the performance of our unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At September 30, 2019, Bunge's maximum potential future payments under these guarantees was $54 million, and no obligation has been recorded related to these guarantees.

(3)
We have issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2019 through 2024. At September 30, 2019, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4, Leases, to our condensed consolidated financial statements).

We have provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by its 100% owned subsidiaries. At September 30, 2019, debt with a carrying amount of $6,176 million related to these guarantees is included in our condensed consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends
We paid a regular quarterly cash dividend of $0.50 per share on September 3, 2019 to common shareholders of record on August 20, 2019. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2019 to shareholders of record on August 15, 2019. On August 2, 2019, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.50 per common share. The dividend will be payable on December 2, 2019 to common shareholders of record on November 18, 2019. We also announced on August 2, 2019 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on December 1, 2019 to shareholders of record on November 15, 2019.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 22, 2019. There were no material changes to Bunge’s critical accounting policies during the nine months ended September 30, 2019. For recent accounting pronouncements refer to Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other OTC derivative instruments that we utilize to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from forward cash contracts, as well as OTC derivative instruments. Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through regular reviews of exposures and credit analysis by regional credit teams, as well as reviews by global and corporate committees that monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
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

	Nine Months Ended September 30, 2019		Year Ended December 31, 2018
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$405	$(41)	$2,131	$(213)
Lowest daily aggregated position value	$(673)	$(67)	$(624)	$(62)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2019 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $50 million for the nine months ended September 30, 2019 and foreign exchange losses of $344 million for the year ended December 31, 2018 related to permanently invested intercompany loans.
We have significant operations in Argentina and, up until June 30, 2018, had utilized the official exchange rate of the Argentine peso published by the Argentine government for its commercial transactions and re-measurement purposes of financial statements. Argentina has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates, requiring the Argentine government to take mitigating actions. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, our Argentine subsidiaries and joint ventures changed their functional currency to the U.S. dollar. This change in functional currency did not have a material impact on our consolidated financial statements.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.

The aggregate fair value of our short and long-term debt based on market yields at September 30, 2019, was $6,552 million with a carrying value of $6,471 million. There was no significant change in our interest rate risk at September 30, 2019.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at September 30, 2019 would result in a decrease of approximately $62 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at September 30, 2019 would cause an increase of approximately $51 million in the fair value of our debt.
A hypothetical 100 basis point change in LIBOR would result in a change of approximately $50 million in our interest expense on our variable rate debt at September 30, 2019. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements.

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
As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the third quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As part of the GCP (see Note 3 -  Global Competitiveness Program and Portfolio Rationalization Initiatives, to our condensed consolidated financial statements), the Company is simplifying organizational structures, streamlining processes and consolidating back office functions globally. In connection with this initiative, the Company has and will continue to align and streamline the design and operation of its internal controls over financial reporting. This initiative is not in response to any identified deficiency or weakness in the Company’s internal controls over financial reporting, but is expected, over time, to result in changes to the Company's internal controls over financial reporting.

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
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Note 16 to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $65 million and $60 million, for labor and civil claims, respectively, as of September 30, 2019. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 133 million Brazilian reais (approximately $32 million as of September 30, 2019) related to a legacy environmental claim in Brazil.

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
Bunge Limited has learned of two isolated instances in which its Swiss subsidiary, Bunge S.A., directly or indirectly dealt with Iran in situations other than licensed humanitarian sales of agricultural commodity and food products.  In the first instance, a third party chartering one of its vessels twice transported iron ore from Iran to China.  Bunge S.A. did not receive any payments directly linked to these voyages, though it realized approximately $810,000 of revenue as a result of sub-chartering the vessel during the months in which these two voyages occurred.  In the second instance, Bunge S.A., during the period of U.S. participation in the JCPOA, provided fueling to an Iranian government-owned shipping line vessel in Brazil which was transporting agricultural goods to Iran for a third party.  Bunge S.A. did not realize any gain from this transaction but instead passed on the cost of the fuel by offsetting it against amounts owed to the Iranian government-owned shipping line for a different vessel engaged in a shipment of Bunge agricultural goods authorized by license from OFAC.  These were both isolated instances, and both occurred prior to the reimposition of sanctions on Iran in the fourth quarter of 2018.  Other than in connection with licensed exports of humanitarian goods to Iran, Bunge does not intend to have any other dealings with the Government of Iran.

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

BUNGE LIMITED

Date: October 30, 2019	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer