Form 10-K
period 2019-12-31
Bunge LTD
filed 2020-02-21
CIK 1144519

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-16625
BUNGE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0231912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1391 Timberlake Manor Parkway
St. Louis
Missouri	63017
(Address of principal executive offices)	(Zip Code)
(314) 292-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value per share	BG	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 28, 2019, as reported by the New York Stock Exchange, was approximately $7,651 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of February 14, 2020, 141,854,379 Common Shares, par value $.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2020 Annual General Meeting of Shareholders to be held on May 21, 2020 are incorporated by reference into Part III.

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

•	our capital allocation plans, funding needs and financing sources;

•	the effectiveness of our risk management strategies;

•	the outcome of our strategic review process;

•	our ability to achieve the efficiencies, savings and other benefits anticipated from our portfolio rationalization and business realignment initiatives;

•	operational risks, including industrial accidents, natural disasters and cybersecurity incidents; and

•	changes in foreign exchange policy or rates;

•	other factors affecting our business generally.
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
Business Overview
We are a leading global agribusiness and food company with integrated operations that stretch from the farm to consumer foods. We believe we are a leading:

•	global oilseed processor and producer of vegetable oils and protein meals, based on processing capacity;

•	global grain processor, based on volume;

•	seller of packaged vegetable oils worldwide, based on sales;

•	producer and seller of wheat flours, bakery mixes and dry milled corn products in North and South America, based on volume; and

•	producer of sugar and ethanol in Brazil, through our interest in the recently-formed BP Bunge Bioenergia joint venture.
In May 2019, we announced a new, global operating model, aligned with our commercial activities of handling and processing agricultural commodities and commodity products, managing physical product flows, and risk management and optimization, thus representing a shift away from our previous regional approach. The new operating model will increase our strategic flexibility and customer focus. Additionally, in 2019 we substantially completed our Global Competitiveness Program, launched in 2017 to improve our cost position and deliver increased value to shareholders.
As of December 31, 2019, we continue to conduct our operations in five reportable segments: Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer. However, in conjunction with the aforementioned announcement, these reportable segments may change upon the further evolution of our new global operating model and related reporting structure. We refer to the Edible Oil Products and Milling Products segments collectively as our Food and Ingredients businesses. Key elements of our corporate strategy include enhancing our global expertise and footprint in grains and oilseeds through targeted, capital-efficient investments and strategic partnerships, by working with customers to develop products, services and solutions that meet current and future needs in food and feed applications, and through a strong focus on cost efficiency and continuous improvement. Our strategy is aligned with long-term global macroeconomic and consumer growth trends, including a commitment to sustainability.
Our Agribusiness segment is an integrated, global business principally involved in the purchase, storage, transportation, processing and sale of agricultural commodities and commodity products. Our Agribusiness operations and assets are located in North and South America, Europe and Asia-Pacific, and we have merchandising and distribution offices throughout the world.
Our Food and Ingredients businesses consist of two reportable business segments: Edible Oil Products and Milling Products. The Edible Oil Products segment includes businesses that sell vegetable oils and fats, including cooking oils, shortenings, margarines, mayonnaise and specialty ingredients. In December 2019, we entered into an agreement to sell our Brazilian margarine and mayonnaise assets to Seara Alimentos S.A. The Milling Products segment includes businesses that sell wheat flours, bakery mixes, corn-based products and rice. The operations and assets of our Edible Oil Products segment are primarily located in North and South America, Europe and Asia-Pacific, and the operations and assets of our Milling Products segment are located in North and South America.
In December 2019, we contributed our Brazilian sugar and bioenergy operations into a joint venture with the Brazilian biofuels business of BP p.l.c. ("BP"). These operations formed the majority of our Sugar and Bioenergy segment through which we produced and sold sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process. The joint venture, BP Bunge Bioenergia, in which we have a 50% interest, operates on a stand-alone basis with a total of 11 mills located across the Southeast, North and Midwest regions of Brazil. BP Bunge Bioenergia is now the second largest operator by effective crushing capacity in the Brazilian sugarcane ethanol biofuel industry. As a result of this transaction, we no longer consolidate our Brazilian sugar and bioenergy operations in our consolidated financial statements. We account for our interest in the joint venture under the equity method of accounting.
Our Fertilizer segment is involved in producing, blending and distributing fertilizer products for the agricultural industry in South America, with operations and retail distribution activities in Argentina, Uruguay and Paraguay, and port facilities in Argentina and Brazil.

History and Corporate Information
Bunge Limited is a limited liability company formed under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We trace our history back to 1818 when we were founded as a trading company in Amsterdam, The Netherlands. We are a holding company and substantially all of our operations are conducted through our subsidiaries. Our principal executive offices and corporate headquarters are located at 1391 Timberlake Manor Parkway, St. Louis, Missouri 63017, United States of America and our telephone number is (314) 292-2000. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.
Agribusiness
Overview—Our Agribusiness segment is an integrated, global business involved in purchasing, storing, transporting, processing and selling agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biodiesel industries, through a global network of facilities. Our footprint is well balanced, with approximately 33% of our processing capacity located in South America, 27% in North America, 26% in Europe and 14% in Asia-Pacific.
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
Distribution and Logistics—We have developed an extensive global logistics network to transport our products, including trucks, railcars, river barges and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate either directly or through joint venture arrangements, various port terminal facilities, including in Brazil, Argentina, the United States, Canada, Russia, Ukraine, Poland, Vietnam and Australia.
Financial Services and Activities—We also offer various financial services, principally trade structured finance and financial risk management services, to customers and other third parties. Our trade structured finance operations leverage our international trade flows to generate trade finance derived liquidity in emerging markets for third parties. Our financial risk management services include structuring and marketing risk management products to enable agricultural producers and end users of commodities to manage commodity price risk exposures. We also engage in foreign exchange and other financial instrument trading via our financial services business. Additionally, we provide financing services to farmers, primarily in Brazil, from whom we purchase soybeans and other agricultural commodities. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations.
Biodiesel—We own and operate biodiesel facilities in Europe and Brazil and have equity method investments in biodiesel producers in Europe and Argentina. This business is complementary to our core Agribusiness operations as in each case we supply some of the raw materials (refined or partially refined vegetable oil) used in their production processes.
Raw Materials—We purchase oilseeds and grains either directly from farmers or indirectly through intermediaries. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors such as weather, government programs and policies and farmer planting and selling decisions, our operations in major crop growing regions have enabled us to source adequate raw materials for our operational needs.
Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings, and geographic location. Major competitors include but are not limited to: The Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Group ("Louis Dreyfus"), Glencore International PLC, Wilmar International Limited ("Wilmar") and COFCO International ("COFCO").
Food and Ingredients
Overview—Our Food and Ingredients businesses include two reportable business segments: Edible Oil Products and Milling Products. We primarily sell our products to three customer types or market channels: food processors, food service companies, and retail outlets. The principal raw materials used in our Food and Ingredients businesses are various crude and further processed vegetable oils and fats in our Edible Oil Products segment, as well as wheat, corn and rice in our Milling Products segment. These raw materials are mostly agricultural commodities that we either produce or purchase from third parties. We believe that our global integrated business model enables us to realize synergies between our Agribusiness and Food and Ingredients operations through raw material procurement, logistics, risk management and the co-location of industrial facilities, enabling us to supply customers with reliable, high quality products on a global basis. As many of the products we sell in our Food and Ingredients businesses are staple foods or ingredients, these businesses generally benefit from macro population and income growth rates. Additionally, our Food and Ingredients businesses are focused on capitalizing on growing global consumer food trends, including a desire for less processed, healthier foods, interest in new flavors, and increases in snacking and eating outside the home.
Edible Oil Products
Products—Our edible oil products include packaged and bulk oils and fats, including cooking oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed and canola oil that we produce in our Agribusiness segment oilseed processing operations as raw materials in this business. We also refine and fractionate palm oil, palm kernel oil, coconut oil, and shea butter, and blend and refine olive oil. Additionally, we produce specialty ingredients derived from vegetable oils, such as lecithin, which is used as an emulsifier in a broad range of food products. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have edible oil refining and packaging facilities in North America, South America, Europe, Asia-Pacific, and Africa. Our edible oil products business is largely business to business ("B2B") focused in North America, while in South America, Europe and Asia-Pacific it comprises a mix of B2B and business to consumer ("B2C") offerings.

In Brazil, our retail edible oil brands include Soya, the leading consumer packaged vegetable oil brand, as well as Primor and Salada. We are also a leading supplier of shortenings to the food processor market. We also produce processed tomato and other staple food products, including sauces, condiments and seasonings under several brand names. In December 2019, we entered into an agreement to sell our Brazilian margarine and mayonnaise assets to Seara Alimentos S.A.

In the United States and Canada, we offer food manufacturers, bakeries, confectionary, and food service operators high-quality solutions to fit their goals, such as delivering desired tastes and textures, or reducing trans-fats or saturated fats in their products. Our products include trans-fat free high-oleic canola oil, which is low in saturated fats, and high-oleic soybean oil, which is highly stable and trans-fat free. We have also developed proprietary fiber addition processes that allow bakery and food processor customers to achieve significant saturated fat reductions in shortenings. We also offer expeller-pressed and physically-refined oils to food service customers under the Whole Harvest brand, and produce margarines and buttery spreads, including our leading Country Premium brand, for food service, food processor and retail private label customers.

In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Olek, Unisol, Ideal, Oleina, Maslenitsa, Oliwier, Salat Rozumnitsa and Komili. We are also a leader in margarines, under brand names including Smakowita, Maslo Rosline, Masmix, Optima, Deli Reform, Keiju, Evesol, Linco, Gottgott, Suvela and Finuu. Additionally, we produce a variety of products for the confectionary and bakery industries. We are also a significant B2B oils supplier in the Western European food service channel.

In Asia, we offer a range of consumer and B2B products, including bakery, culinary, confectionary and infant nutrition products. In India, our consumer brands include Dalda, Ginni and Chambal edible oils; Dalda and Gagan vanaspatis; and Masterline professional bakery fats. In China, we offer consumer edible oils products under the Dou Wei Jia brand.

Customers—Our customers include baked goods companies, snack food producers, confectioners, restaurant chains, food service operators, infant nutrition companies, and other food manufacturers who use vegetable oils and shortenings as ingredients in their operations. Other customers include grocery chains, wholesalers, distributors, and other retailers who sell to consumers either under our own brand names or private labels. These customers include global and national food processors and manufacturers, many of which are leading brand owners in their product categories.

Competition—Competition is based on a number of factors, including price, raw material procurement, distribution capability, cost structure, brand recognition, product quality, innovation, technical support, product innovation, composition and nutritional value, and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. Our principal competitors in the Edible Oil Products segment include, but are not limited to: ADM, AAK AB, Cargill, Fuji Oil Co. Ltd. and Wilmar, as well as local competitors in each region.

Milling Products
Products—Our Milling Products segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico, corn-based products, derived from both the dry and wet corn milling processes, in the United States and Mexico, and milled rice products in the United States and Brazil.
Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours, and Gradina and Pre-Mescla bakery premixes. Our wheat flour and bakery mix brands in Mexico include Espiga, Esponja, Francesera, Chulita, Galletera and Pastelera. Our corn milling products primarily consist of dry-milled corn meals and flours, wet-milled masa and flours, flaking and brewer's grits, as well as soy-fortified corn meal, corn-soy blend, and other similar products. As part of our corn portfolio, we also sell whole grain and fiber ingredients. In the United States, we offer ancient grains, such as quinoa and millet, in our portfolio. We also produce a range of extruded products that include die-cut pellets for the snack food industry. Additionally, we offer non-GMO products in the United States, including corn varieties. We mill and sell bulk and packaged rice in the United States and sell branded rice in Brazil under the Primor brand.
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
Competition—Competition is based on a variety of factors, including price, raw material procurement, brand recognition, product quality, nutritional profile, dietary trends and distribution capabilities. In Brazil, our major competitors are M. Dias Branco, J. Macedo and Moinho Anaconda, as well as many small regional producers. Our major competitors in Mexico include Elizondo Agroalimentos, S.A. de C.V., Harinera Anáhuac, S.A. de C.V., Molinera de México S.A. de C.V., and Grupo Trimex S.A. Our major competitors in North American corn milling include Cargill, Didion Inc., SEMO Milling, LLC, Life Line Foods, LLC and Gruma S.A.B. de C.V. Our major competitors in our U.S. rice milling business include ADM and Farmers' Rice Cooperative.
Sugar and Bioenergy
Prior to the formation of the BP Bunge Bioenergia joint venture in December 2019, our sugar and bioenergy business consisted of eight sugarcane mills in Brazil. In our former sugar and bioenergy business, we used sugarcane to produce sugar and ethanol, which was supplied by a combination of our own plantations and third-party farmers. Additionally, through cogeneration facilities at our sugarcane mills, we produced electricity from the burning of sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in boilers, which enabled our mills to meet their energy requirements. Any surplus electricity was sold to the local grid or other large third-party users of electricity. All of these activities were assumed by our BP Bunge Bioenergia joint venture. As a result of this transaction, we account for our interest in the joint venture under the equity method of accounting and no longer consolidate our Brazilian sugar and bioenergy operations in our consolidated financial statements.
In connection with the formation of the BP Bunge Bioenergia joint venture, we combined our eight mills, the plantations we owned and managed, and related assets, together with BP’s sugar and bioenergy business in Brazil, which included three mills and related assets. The mills of the BP Bunge Bioenergia joint venture are supplied with sugarcane grown on approximately 313,000 hectares of land. In 2019, approximately 70% of our total milled sugarcane came from our owned or managed plantations and 30% was purchased from third-party suppliers. These mills allow the BP Bunge Bioenergia joint venture to produce sugar, ethanol and electricity, as further described below.

•
Sugar-The BP Bunge Bioenergia joint venture produces two types of sugar: very high polarity ("VHP") raw sugar and crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract, and is sold almost exclusively for export. Crystal sugar is a non-refined white sugar and is principally sold domestically in Brazil.

•
Ethanol-BP Bunge Bioenergia produces and sells two types of ethanol: hydrous and anhydrous. Hydrous ethanol is consumed directly as a transport fuel, while anhydrous ethanol is blended with gasoline in transport fuels.

•	Electricity-BP Bunge Bioenergia generates electricity from burning sugarcane bagasse in our mills.
We expect that the sugar produced at BP Bunge Bioenergia’s mills will be sold in both the Brazilian domestic market, primarily in the confectionary and food processing industries, and export markets. The ethanol is expected to be sold primarily to customers for use in the Brazilian domestic market to meet the demand for fuel, with sugar and ethanol also exported in the international market. BP Bunge Bioenergia competes with other sugar and ethanol producers both in Brazil and internationally, and with beet sugar processors, along with producers of other sweeteners and biofuels in the global market. Major competitors in Brazil include Cosan Limited/Raizen, São Martinho S.A. and Biosev (Louis Dreyfus). Major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos S.A., Sucden S.A., ED&F Man Limited and COFCO.

Fertilizer
Overview—Through our operations in Argentina, Uruguay and Paraguay, we produce, blend and distribute a range of liquid and dry NPK fertilizers, including nitrogen-based liquid and solid phosphate fertilizers. NPK refers to nitrogen (N), phosphate (P) and potassium (K), the main components of chemical fertilizers, used for the production of crops, including soybeans, corn and wheat. Our operations in Argentina, Uruguay and Paraguay are closely linked to our grain origination activities, as we supply fertilizer to producers that supply us with grain. In Brazil, we operate a terminal in the Port of Santos that discharges and handles imported fertilizers and provides logistics and support services. Our Brazilian grain operations also supply farmers, through barter agreements, with third-party produced fertilizer.
Products and Services—We offer a complete fertilizer portfolio, including SSP, ammonia, and ammonium thiosulfate that we produce, as well as monoammonium phosphate, diammonium phosphate, triple supersphosphate, urea, urea-ammonium nitrate, ammonium sulfate and potassium chloride that we purchase from third parties and resell. We primarily market our products under the Bunge brand, with liquid fertilizers marketed under the Solmix brand.
Raw Materials—Our main raw materials in this segment are concentrated phosphate rock, sulfuric acid, natural gas and sulfur. The prices of fertilizer raw materials are typically based on international prices that reflect global supply and demand factors, as well as global transportation and other logistics costs. Each of these fertilizer raw materials is readily available in the international market from multiple sources.
Competition—Competition is based on a number of factors, including delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, sometimes including customer financing terms. Our main competitors in our fertilizer operations in Argentina are Nutrien Ltd. (Agrium/ASP), YPF S.A., Profertil S.A., COFCO (Nidera B.V.), Yara International ASA and Louis Dreyfus.
Risk Management
Risk management is a fundamental aspect of our business. Engaging in the hedging of risk exposures and anticipating market developments are critical to protecting and enhancing our return on assets. As such, we are active in derivative markets for agricultural commodities, energy, ocean freight, foreign currency, and interest rates. We seek to leverage the market insights that we gain through our global operations across our businesses by actively managing our physical and financial positions on a daily basis. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Insurance
In each country in which we conduct business, our operations and assets are subject to varying degrees of risk and uncertainty. We insure our businesses and assets in each country in a manner that we deem appropriate for a company of our size and activities, based on an analysis of the relative risks and costs. We believe that our geographic dispersion of assets helps mitigate the risk to our business from an adverse event affecting a specific facility. However, if we were to incur a significant loss or liability for which we were not insured in full or in part, it could have a materially adverse effect on our business, financial condition and results of operations.
Operating Segments and Geographic Areas
We have included financial information about our reportable segments and our operations by geographic area in Note 28 - Segment Information to our consolidated financial statements included as part of this Annual Report on Form 10-K.
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
Seasonality
In our Agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year, since we are geographically diversified between the northern and southern hemispheres, and we sell and distribute products throughout the year. However, the first quarter of the year has generally been our weakest in terms of financial results due to the timing of the North and South American oilseed harvests, as the North American harvest peaks in the third and fourth quarters, and the South American harvest peaks in the second quarter. Our North and South American grain merchandising and oilseed processing activities are, therefore, generally at lower levels during the first quarter.
In our Food and Ingredients businesses, demand for certain of our food items may be influenced by holidays and other annual events.
In our Fertilizer segment, we are subject to seasonal trends based on the South American agricultural growing cycle as farmers typically purchase the bulk of their fertilizer needs in the second half of the year.
Government Regulation
In each of the countries in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters. Our operations and those of our suppliers are also subject to restrictions on land use in certain protected areas, forestry reserve requirements, and limitations on water use. Additionally, from time-to-time, agricultural production shortfalls in certain regions, and growing demand for agricultural commodities for feed, food and fuel use have caused prices for relevant agricultural commodities to rise. High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to ensure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets.
Many countries use and produce biofuels as alternatives to traditional fossil fuels. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed or canola, and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in the last decade in response to both periods of high fossil fuel prices and to government incentives to produce biofuels offered in many countries, including the United States, Brazil, Argentina and several South East Asian and European countries. Furthermore, in several countries, governmental authorities are mandating biofuels use in transport fuels at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuels industry and related legislation.
Environmental Matters and Sustainability
We incorporate sustainability into many areas of our business, from how we plan and develop our strategic goals and operate our facilities to how we engage with our customers, suppliers, employees, communities and other stakeholders. Our philosophy is to "Act, Conserve and Engage" and our efforts include policies and initiatives to reduce deforestation, conserve natural resources in our operations and engage across our sector to address the sustainability challenges in the agribusiness and food value chain. We periodically communicate our progress through various disclosure platforms, including annual sustainability reports and the Carbon Disclosure Project (CDPs), among others.
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
Additionally, our business could be affected in the future by the regulation or taxation of greenhouse gas emissions or policies related to national emission reduction plans. We regularly assess the potential impacts to our business resulting from regulation or policies aimed at reducing greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and we may be required to make additional investments to modify our facilities, equipment and processes. As a result, the effects of additional climate change regulatory initiatives could have adverse impacts on our business and results of operations. Physical effects of climate change, including shifts in agricultural production areas and climatic volatility, could in the long-term result in incidents of stranded physical assets. We believe the breadth and diversification of our global asset network, as well as our participation in the global trade of agricultural commodities, help to mitigate these risks.

Employees
As of December 31, 2019 and 2018, we had approximately 24,000 employees and 31,000 employees, respectively. The decrease in the number of employees is primarily related to the formation of the BP Bunge Bioenergia joint venture in December 2019, to which we contributed our Brazilian sugar and bioenergy operations. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.
Available Information
Our website address is www.bunge.com. Through the "Investors: SEC Filings" section of our website, it is possible to access our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available through our website. Our periodic reports and amendments, and the Section 16 filings, are available through our website free of charge as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.
Through the "Investors: Governance" section of our website (www.bunge.com), it is also possible to access copies of the charters for our Audit Committee, Compensation Committee, Finance and Risk Policy Committee, Corporate Governance and Nominations Committee, Sustainability and Corporate Responsibility Committee, and Strategic Review Committee. Our Corporate Governance Guidelines and our Code of Conduct are also available on our website. Each of these documents is also made available free of charge through our website.
The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this report, or filed with the SEC.
In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, where you may obtain a copy of all of the materials we file publicly with the SEC. The SEC website address is www.sec.gov.

Executive Officers and Key Employees of the Company
Set forth below is certain information concerning the executive officers and key employees of the company.

Name	Position
Gregory A. Heckman	Chief Executive Officer
Deborah Borg	Executive Vice President and Chief Human Resources and Communications Officer
Aaron Buettner	President, Bunge Loders Croklaan
Christos Dimopoulous	President, Global Supply Chains
Pierre Mauger	Chief Transformation Officer
John W. Neppl	Executive Vice President and Chief Financial Officer
Raul Padilla	President, Global Operations
Joseph A. Podwika	Executive Vice President and Chief Legal Officer
Robert Wagner	Chief Risk Officer
Brian Zachman	President, Global Risk Management
Gregory A. Heckman, 57-Mr. Heckman was appointed Chief Executive Officer in January 2019.  He joined our Board of Directors in October 2018 and continues to serve as a Board member. Mr. Heckman is the founding partner of Flatwater Partners, a private investment firm, and has over 30 years of experience in the agriculture, energy and food processing industries. He served as Chief Executive Officer of The Gavilon Group from 2008 to 2015. Prior to Gavilon, he served as Chief Operating Officer of ConAgra Foods Commercial Products and President and Chief Operating Officer of ConAgra Trade Group. Mr. Heckman serves on the Board of Directors of OCI N.V. He holds a Bachelor of Science degree in Agricultural Economics and Marketing from the University of Illinois at Urbana-Champaign.
Deborah Borg, 43-Ms. Borg joined Bunge in November 2015. She joined Bunge from Dow Chemical, where she served as President Dow USA, a role in which she was responsible for regional business strategy and external relationships with customers, government organizations and joint venture partners. She started her career at Dow in 2000 as Human Resources Manager for Australia / New Zealand and went on to hold regional and business HR roles in Asia, Europe and North America. She also served as Global HR Director, Marketing and Sales, and led the Human Capital Planning and Development function for Dow focusing on talent acquisition, retention, diversity and development. Previously, Ms. Borg served in HR and talent development roles with General Motors Australia. Ms. Borg serves on the Board of Directors of Schweitzer-Mauduit International, Inc., a leading global performance materials company. She holds a bachelor’s degree in Business Management in Human Resources and a master’s degree in Training and Change Management from Victoria University, Australia.
Aaron Buettner, 46-Mr. Buettner has served as President, Bunge Loders Croklaan (BLC) since May 2019, after having started his career at Bunge in September 2015 as Vice President, Global Oils segment. Prior to joining Bunge, Mr. Buettner worked at Cargill for 19 years in a variety of commercial, finance and general management leadership roles in the United States, Russia and Asia Pacific refined oils businesses. He holds a bachelor’s degree in Accounting and Computer Science from the University of Northern Iowa and an M.B.A. from the University of Chicago Booth School of Business.
Christos Dimopoulos, 46-Mr. Dimopoulos has served as President, Global Supply Chains since May 2019. Mr. Dimopoulos joined Bunge in 2004 and served most recently as President, Agribusiness. He joined the company in 2004 as a grain trader and subsequently held a variety of roles of increasing responsibility in the Agribusiness segment. Prior to Bunge, Mr. Dimopoulos held roles in Europe and the United States with Tradigrain and Intrade Risk Management. He holds a bachelor’s degree in Business Management and Marketing from HEC Lausanne in Switzerland.
Pierre Mauger, 47-Mr. Mauger has served as Chief Transformation Officer since May 2019. He started his career at Bunge in 2013 as Chief Development Officer. Prior to joining Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013, overseeing client relationships with leading global companies in the commodity processing and trading, agrochemicals and fertilizer sectors, as well as with governments. Prior to that, he served as a partner in the firm's consumer goods practice. He joined McKinsey as an associate in 2000. Mr. Mauger previously worked as an auditor at Nestlé and KPMG. He holds a bachelor’s degree in Economics and Business Finance from Brunel University in the United Kingdom and an M.B.A. from INSEAD.
John W. Neppl, 54- Mr. Neppl was appointed Executive Vice President and Chief Financial Officer in May 2019. Mr. Neppl joined Bunge from Green Plains Inc., where he served as Chief Financial Officer. Prior to Green Plains, Mr. Neppl served as chief financial officer of The Gavilon Group, LLC, an agriculture and energy commodities management firm with an extensive global footprint. Mr. Neppl held senior financial management positions at ConAgra Foods, Inc., including senior financial officer of ConAgra Trade Group and Commercial Products division as well as assistant corporate controller. Prior to ConAgra, Mr. Neppl was corporate controller at Guarantee Life Companies. He began his career as an auditor with Deloitte & Touche. He is a member of the Creighton University Heider College of Business Dean’s Advisory Board, as well as its Accounting Department Advisory Board. Mr. Neppl holds a bachelor’s degree in Business Administration with a major in Accounting from Creighton University. He is also a certified public accountant (inactive status).
Raul Padilla, 64-Mr. Padilla has served as President, Global Operations since May 2019. Previously, Mr. Padilla was Chief Executive Officer of Bunge South America, having served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since 2010. Prior to that, he was Chief Executive Officer of Bunge Argentina since 1999, having joined the company in 1997 as Commercial Director. Mr. Padilla has over 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.
Joseph A. Podwika, 57-Mr. Podwika has served as Executive Vice President and Chief Legal Officer since November 2019. Mr. Podwika joined Bunge from Nutrien Ltd. where he was Executive Vice President and Chief Legal Officer. He was previously Senior Vice President, General Counsel and Secretary with PotashCorp, where he was responsible for delivery of legal services and the corporate compliance program, in addition to corporate governance processes in his role as corporate secretary. Before joining PotashCorp, Mr. Podwika worked in the legal department of International Paper Company in Memphis, Tennessee and was in private practice with Jaeckle, Fleischmann & Mugel in Buffalo, New York. He earned an English degree with highest honors at State University of New York at Buffalo and a Juris Doctorate from Northwestern University School of Law.
Robert Wagner, 42-Mr. Wagner has served as Chief Risk Officer since June 2019. Prior to joining Bunge, Mr. Wagner was Chief Risk Officer at Tricon International, Ltd. with global responsibility and leadership of the company’s risk management team. Prior to Tricon, he was Group Chief Risk Officer at COFCO Agri Ltd in Geneva, Switzerland, where he was responsible for leading a team to build and provide world-class risk oversight across the company’s global operations. Prior to COFCO, he held the Chief Risk Officer position for The Gavilon Group, LLC, where he was member of the firm’s Executive Committee and had responsibility for both the market risk management and credit departments. Mr. Wagner earned a Bachelor of Science degree in International Business from Minnesota State University at Moorhead and a Master of Science degree in Agricultural Economics from North Dakota State University. He also holds an M.B.A. from Creighton University. He is a member of the Board of Trustees and prior Treasurer and Chair of the Finance Committee at The Brownell Talbot School in Omaha, Nebraska
Brian Zachman, 48-Mr. Zachman joined the Company in January 2019 as President of Global Risk Management. Prior to that, Mr. Zachman held portfolio management positions focused on agricultural commodity derivatives, most recently with Millennium Limited Partners since 2014 and prior to that with SAC Capital from 2012 to 2014. Mr. Zachman previously worked at Bunge from 1999 to 2012, serving in a number of commercial and trading roles within Agribusiness. Prior to that, he held various commercial and merchant roles with Cargill and ConAgra. Mr. Zachman holds a Bachelor of Arts degree in Economics from the University of Minnesota-Duluth.
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

Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting and selling decisions, currency fluctuations, government agriculture programs and policies, global inventory levels, demand for biofuels, weather and crop conditions, and demand for and supply of competing commodities and substitutes. These factors may cause volatility in our operating results.

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

Additionally, our operating costs and the selling prices of certain of our products are sensitive to changes in energy prices. Our industrial operations utilize significant amounts of electricity, natural gas and coal, and our transportation operations are dependent upon diesel fuel and other petroleum-based products. Significant increases in the cost of these items and currency fluctuations could adversely affect our operating costs and results. We also sell certain biofuel products, such as ethanol and biodiesel, which are closely related to, or may be substituted for, petroleum products. As a result, the selling prices of ethanol and biodiesel can be impacted by the selling prices of oil, gasoline and diesel fuel. In turn, the selling prices of the agricultural commodities and commodity products that we sell, such as corn and vegetable oils that are used as feedstocks for biofuels, are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices. Prices for petroleum products and biofuels are affected by market factors and government fuel policies, over which we have no control. Lower prices for oil, gasoline or diesel fuel could result in decreased selling prices for ethanol, biodiesel and their raw materials, which could adversely affect our revenues and operating results.

Our business is seasonal, and our results may fluctuate depending on the harvest cycle of the crops upon which we rely and seasonal fluctuations related to the sale of our consumer products.

As with any agricultural business enterprise, our business operations are seasonal in nature. For example, in our Agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year since we are geographically diversified between the northern and southern hemispheres. The first quarter of the year, however, has generally been our weakest in terms of financial results due to the timing of the North and South American oilseed harvests, as the North American oilseed harvest peaks in the third and fourth quarters, while the South American harvest peaks in the second quarter. This creates price fluctuations, which result in fluctuations in our inventories and a degree of seasonality in our gross profit. In our Fertilizer segment, we are subject to seasonal trends based on the South American agricultural growing cycle as farmers typically purchase the bulk of their fertilizer needs in the second half of the year. In addition, certain of our consumer food products are influenced by holidays and other annual events. Seasonality could have a material adverse effect on our business and financial performance. In addition, our quarterly results may vary as a result of the effects of fluctuations in commodities prices, production yields and costs.

We face intense competition in each of our businesses.
We face significant competition in each of our businesses and we have numerous competitors, some of which are larger, more diversified and have greater financial resources than we have. Additionally, in recent years we have experienced regional Agribusiness competitors entering new geographies where previously they did not compete with us, and certain customers seeking to procure certain commodities directly rather than through historical suppliers such as us. As many of the products we sell are global commodities, the markets for our products are highly price competitive, and in many cases also sensitive to product substitution. Additionally, the geographic location of assets can competitively advantage or disadvantage us with respect to our competitors in certain regions. We also face competition from changing technologies and shifting industry practices, such as increased on-farm crop storage in several regions, which allows producers to retain commodities for extended periods and increase price pressure on purchasers such as us. To compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, developing and offering products that meet customer needs, optimizing our geographic presence in key markets, and developing and maintaining appropriate market share and customer relationships. We also compete for talent in our industries, particularly commercial personnel. Competition could cause us to lose market share and talented employees, exit certain lines of business, increase marketing or other expenditures, increase our raw material costs or reduce pricing, each of which could have an adverse effect on our business and profitability.

We are vulnerable to the effects of supply and demand imbalances in our industries.

Historically, the market for some agricultural commodities and fertilizer products has been cyclical, with periods of high demand and capacity utilization stimulating new plant investment and the addition of incremental processing or production capacity by industry participants to meet the demand. The timing and extent of this expansion may then produce excess supply conditions in the market, which, until the supply/demand balance is again restored, negatively impacts product prices and operating results. During times of reduced market demand, we may suspend or reduce production at some of our facilities. The extent to which we efficiently manage available capacity at our facilities will affect our profitability. We also expect the results from our equity investment in the BP Bunge Bioenergia joint venture to be impacted by any potential shortage of, or increasing costs for, sugarcane.
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
For example, Brazil has experienced significant political uncertainty in recent years due to high profile political corruption scandals, the impeachment of a former president, and general uncertainty regarding the election of a new president that took office during 2019. Additionally, Brazil’s economy has been slow to recover from a severe downturn in 2015 and 2016. The depressed and uncertain economic and political environment in Brazil has adversely affected consumer confidence levels and spending, which has led to reduced demand for products in our Food and Ingredients businesses in the country. The pace of economic improvement is uncertain, and there can be no assurance that economic and political conditions will not continue to affect market and consumer confidence or deteriorate further in the near term. Additionally, a slowdown in China's economy over a prolonged period could lead to reduced global demand for agricultural commodities. For example, in December 2019, a novel strain of coronavirus surfaced in Wuhan, China.  Although cases have been confirmed in other countries, the outbreak has been largely concentrated in China where certain businesses have suspended or terminated operations, a portion of the population has been subject to self-imposed or mandatory quarantines and economic activity has slowed. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.

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

We are a global business with a substantial majority of our assets and operations located outside the United States. In addition, our business strategies may involve expanding or developing our business in emerging market regions, including Eastern Europe, Asia-Pacific, the Middle East and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:

•	adverse trade policies or trade barriers on agricultural commodities and commodity products;

•	inflation and hyperinflation and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates;

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

•
sovereign risk and the risk of government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets;

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

Additionally, there continues to be a great deal of uncertainty regarding U.S. and global trade policies for companies with multinational operations like ours. In recent years, there has been an increase in populism and nationalism in various countries around the world and consequently historical free trade principles are being challenged. For example, the U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. As we continue to operate our business globally, our success will depend, in part, on the nature and extent of any such changes and how well we are able to anticipate, respond to and effectively manage any such changes.

Government policies and regulations affecting the agricultural sector and related industries could adversely affect our operations and profitability.

Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions, price controls on agricultural commodities and energy policies (including biofuels mandates), can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. Additionally, regulation of financial markets and instruments in the United States and internationally may create uncertainty as these laws are adopted and implemented and may impose significant additional risks and costs that could impact our risk management practices. Further, increases in food and fertilizer prices have in the past resulted in increased scrutiny of our industries under antitrust and competition laws in various jurisdictions and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liabilities on us that could have a material adverse effect on our operating results and financial condition. Future governmental policies, regulations or actions impacting our industries may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business in existing and target markets, or engage in risk management activities and otherwise cause our financial results to suffer.

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

Additionally, we have several joint ventures and investments where we may have limited control over governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows. We recently entered into the BP Bunge Bioenergia joint venture related to our sugar and ethanol business in Brazil, which resulted in the transfer of all assets and operations of this business into a new entity where we hold a 50% interest. We share control with BP, our joint venture partner, in BP Bunge Bioenergia and, as a result, our ability to realize the benefits of this joint venture will depend, in part, on our ability to work with and cooperate with BP and the ability of the leadership of BP Bunge Bioenergia to, among other things, integrate the operations of our business with that of BP into one organization, manage costs associated with such integration, retain key employees and realize the synergies expected from the joint venture. In addition, the business and financial performance of the BP Bunge Bioenergia joint venture may be adversely affected if there is a significant shortage of sugarcane supply, which is the principal raw material used in the production of ethanol and sugar, or if there is an increase in the cost of available sugarcane, which could result from any termination of the joint venture’s partnership or supply contracts.

We are subject to industry and other risks that could adversely affect our reputation and financial results.

We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims and recalls. We are also subject to shifts in customer and consumer preferences and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. Also, increasing focus on climate change, deforestation, water, animal welfare and human rights concerns and other risks associated with the global food system may lead to increased activism focusing on food companies and their suppliers, governmental intervention and consumer responses. These risks could adversely affect our or our suppliers’ reputation and business and our ability to procure the materials we need to operate our business.

As a company whose products comprise staple food and feed products sold globally, as well as ingredients included in trusted food brands of our customers, maintaining a good corporate reputation is critical to our continued success. Reputational value is based in large part on perceptions, which can shift rapidly in response to negative incidents. The failure or alleged failure to maintain high standards for quality, safety, integrity, environmental sustainability and social responsibility, including with respect to raw materials and services obtained from suppliers, even if untrue, may result in tangible effects, such as reduced demand for our products, disruptions to our operations, increased costs and loss of market share to competitors. Our reputation and results of operations could also be adversely impacted by changing consumer preferences and perceptions relating to some of the products we sell, such as with regard to the quantity and type of fats, sugars and grains consumed, as well as concerns regarding genetically modified crops. Failure to anticipate, adapt or respond effectively to these trends or issues may result in material adverse effects on our business, financial condition, and results of operations.

We are subject to numerous laws and regulations globally, which could adversely affect our operating results.
Due to our global business operations, we are required to comply with numerous laws and regulations in the countries where we operate. These include general business regulations, such as with respect to taxes, accounting, anti-corruption and fair competition, global trade, trade sanctions, product safety, the manufacturing, transport and sale of our products, environmental matters and the handling and production of regulated substances. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with regulatory obligations, we may be subject to environmental liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. Our industrial activities can also result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or the expenditure of significant amounts to remediate safety issues or repair damaged facilities. We may incur material costs or liabilities to comply with environmental, health and safety requirements. Any failure to comply with applicable laws and regulations may subject us to fines, penalties and other liabilities, as well as damage to our reputation.
Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries. Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products, or to provide services outside the United States. Furthermore, embargoes and sanctions imposed by the U.S. and other governments restricting or prohibiting sales to specific persons or countries or based on product classification may expose us to potential criminal or civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or in certain locations the manner in which existing laws might be administered or interpreted.

In addition, continued government and public emphasis in countries where we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight or other limitations on the agricultural industry, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, certain aspects of our business and the larger food production chain generate carbon emissions. The imposition of regulatory restrictions on greenhouse gas emissions, which may include limitations on greenhouse gas emissions, other restrictions on industrial operations, taxes or fees on greenhouse gas emissions, and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transporting our products, which could adversely affect our business, cash flows and results of operations.

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
In Brazil, where there have been limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. As of December 31, 2019 and 2018, respectively, we had approximately $568 million and $609 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.
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

As of December 31, 2019, we had $4,315 million of aggregate unused committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities and $4,994 million in total debt. Our debt levels could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are, and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources"

Access to credit markets and pricing of company debt is also dependent on maintaining appropriate credit ratings, and one of our financial objectives has been to maintain an investment grade credit rating. While our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt, reductions in our credit ratings would increase our borrowing costs and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on favorable terms, as well as impair our ability to compete effectively relative to competitors with higher credit ratings.

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

Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our exposures may not always be fully hedged, and our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our risk management strategies may seek to position our overall portfolio relative to expected market movements. While we have implemented a broad range of risk monitoring and control procedures and policies to mitigate potential losses, they may not in all cases be successful in anticipating a significant risk exposure and protecting us from losses that have the potential to impair our financial position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk"

We may not be able to achieve the targeted benefits anticipated from our portfolio rationalization and business realignment initiatives.

In May 2019, we announced a new, global operating model aligned with our commercial activities of handling and processing agricultural commodities and commodity products, managing physical product flows, and risk management and optimization. This organizational realignment, could, among other things, require a significant investment of capital and human resources and may be costly and disruptive to our operations, and could impose substantial demands on the time of management. The realignment may also require, among other things, changes in our systems, modification of internal control procedures and training of employees or third party resources. The impact of any strategic or operational challenges we face during or as a result of the realignment could adversely affect our business, financial condition, results of operation and cash flows.

In addition, we may not achieve the targeted benefits under the realignment, or we may not achieve them within our expected timetable. Unexpected delays, increased costs, adverse effects on our internal control environment, the inability to retain or motivate employees, or other challenges arising from the realignment could adversely affect our ability to realize its intended benefits.

The loss of, or a disruption in, our manufacturing and distribution operations or other operations and systems could adversely affect our business.

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

We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance, and other information and processes necessary to operate and manage our business. Increased social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our information technology systems, networks and services. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. While we have implemented security measures and disaster recovery plans designed to protect the security and continuity of our networks and critical systems, these measures may not adequately prevent adverse events such as breaches or failures from occurring, or mitigate their severity if they do occur. If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber-based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery, or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations and produce financial reports, as well as significant costs and lost business opportunities until they are remediated. We may also be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, potential regulatory penalties and damage to our reputation. These impacts may adversely impact our business, results of operations and financial condition, as well as our competitive position.

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

Additionally, changes in tax laws could materially impact our effective tax rate and the monetization of recoverable tax assets (indirect tax credits). Furthermore, the ongoing efforts in corporate tax transparency by the Organization of Economic Cooperation and Development ("OECD") and a number of countries has resulted in additional mandatory disclosures, which will likely cause additional scrutiny of the Company's tax positions and potentially increased tax assessments.
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
Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions provide for:

•
directors to be removed without cause at any special general meeting only upon the affirmative vote of at least 66% of all votes attaching to all shares entitling the holder to attend and vote on the resolution then in issue;

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

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
The following tables provide information on our principal operating facilities as of December 31, 2019.
Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	155,285	16,730,237
Food and Ingredients	94,264	2,337,800
Sugar and Bioenergy (1)	—	—
Fertilizer	2,235	838,695

(1)
In December 2019, we contributed our Brazilian sugar and bioenergy operations forming the majority of our Sugar and Bioenergy segment into BP Bunge Bioenergia, a joint venture with the Brazilian biofuels business of BP p.l.c. As a result of this transaction, we no longer consolidate our sugar and bioenergy operations in Brazil in our consolidated financial statements. We account for our interest in the joint venture under the equity method of accounting.

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	82,491	6,485,465
South America	76,599	9,798,993
Europe	62,343	2,588,132
Asia-Pacific	30,351	1,034,142
Agribusiness
In our Agribusiness segment, we have 158 commodity storage facilities globally, which are located close to agricultural production areas or export locations. We also have 51 oilseed processing plants globally. We have 37 merchandising, distribution, and administrative offices throughout the world.
Food and Ingredients
In our Food and Ingredients businesses, we have 115 refining, packaging and milling facilities throughout the world. We also have 123 commodity storage facilities globally that are located close to food and ingredient locations. In addition, to facilitate distribution in Brazil, we operate eight distribution centers.

Sugar and Bioenergy
In December 2019, we transferred our eight sugarcane mills, all of which are located in Brazil, to BP Bunge Bioenergia, a new sugar and ethanol joint venture with BP p.l.c. This new joint venture operates on a stand-alone basis and we no longer consolidate those operations in our consolidated financial statements. We account for our interest in the joint venture under the equity method of accounting.
Fertilizer
In our Fertilizer segment, we operate three fertilizer processing and blending plants in Argentina and fertilizer ports in Brazil and Argentina.
Other
Our corporate headquarters located in St. Louis, Missouri, occupies approximately 150,000 square feet of space under a lease that expires in December 2022. We also own or lease other office space for our operations worldwide.
We believe that our facilities are adequate to address our operational requirements.

Item 3.    Legal Proceedings
We are subject to various legal proceedings and risks globally in the course of our business, including claims, suits, and government investigations or proceedings involving competition, tax, labor and employment, environmental, commercial disputes, and other matters. Although we cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, we make provisions for potential liabilities when we deem them probable and reasonably estimable. These provisions are based on current information and legal advice and are adjusted from time to time according to developments. We do not expect the outcome of these proceedings, net of established reserves, to have a material adverse effect on our financial condition or results of operations. However, due to their inherent uncertainty, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims and it is possible that a resolution of one or more such proceedings could result in judgments, awards, fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period.
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Notes 14 - Income Taxes and 22- Commitments and Contingencies to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information
Our common shares trade on the New York Stock Exchange under the ticker symbol "BG".

(b)	Approximate Number of Holders of Common Stock
To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2019, we had 141,813,142 common shares outstanding, which were held by approximately 71 registered holders.

(c)	Dividends
We have historically paid and expect to continue to pay cash dividends to holders of our common shares on a quarterly basis. In addition, holders of our 4.875% cumulative convertible perpetual preference shares are entitled to annual dividends per share in the amount of $4.875 per year payable quarterly, when, as and if declared by the Board of Directors in accordance with the terms of those shares. Any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our Board of Directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.
Under Bermuda law, a company's board of directors may not declare or pay dividends from time to time if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities. Under our bye-laws, each common share is entitled to dividends if, as and when dividends are declared by our Board of Directors, subject to any preferred dividend right of the holders of any preference shares. There are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares.
We paid quarterly dividends on our common shares of $0.50 per share in each of the four quarters of 2019. We paid quarterly dividends on our common shares of $0.46 per share in each of the first two quarters of 2018 and $0.50 per share in each of the last two quarters of 2018. On December 13, 2019, we declared a regular quarterly cash dividend of $0.50 per share payable on March 2, 2020 to shareholders of record on February 17, 2020.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2019, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	7,505,953	(2)	$68.06	(3)	1,502,326	(4)

(1)	Includes our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, Equity Incentive Plan, 2007 Non-Employee Directors' Equity Incentive Plan and 2017 Non-Employee Directors' Equity Incentive Plan.

(2)
Includes non-statutory stock options outstanding as to 5,727,358 common shares, performance-based restricted stock unit awards as to 794,395 common shares, and vested and deferred restricted stock units outstanding (including dividend equivalents payable in common shares) as to 1,956 common shares, as well as 982,244 unvested and restricted stock units outstanding (including dividend equivalents payable in common shares) under our various equity incentive plans noted in (1) above. Dividend equivalent payments that are credited to each participant’s account are paid in our common shares at the time the award is settled.

(3)
Calculated based on non-statutory stock options outstanding under our 2016 Equity Incentive Plan and 2009 Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit, performance-based restricted stock unit awards and deferred restricted stock unit awards under our various equity incentive plans noted in (1) above.

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

(e) Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2013 through the quarter ended December 31, 2019. The graph sets the beginning value of our common shares and the indices at $100 and assumes that all dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index.

(f)	Purchases of Equity Securities by Registrant and Affiliated Purchasers
In May 2015, we established a program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the year ended December 31, 2019. Total repurchases under the program from its inception in May 2015 through December 31, 2019 were 4,707,440 shares for $300 million. Bunge completed the previous program of $975 million during the first quarter of 2015 with the repurchase of 2,460,600 common shares for $200 million.
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
Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected historical financial information as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our audited consolidated financial statements and related notes.

	Year Ended December 31,
(US$ in millions)	2019	2018	2017	2016	2015
Consolidated Statements of Income Data:
Net sales	$41,140	$45,743	$45,794	$42,679	$43,455
Cost of goods sold	(40,598)	(43,477)	(44,029)	(40,269)	(40,761)
Gross profit	542	2,266	1,765	2,410	2,694
Selling, general and administrative expenses	(1,351)	(1,423)	(1,437)	(1,284)	(1,430)
Interest income	31	31	38	51	43
Interest expense	(339)	(339)	(263)	(234)	(258)
Foreign exchange gains (losses)	(117)	(101)	95	(8)	(8)
Other income (expense)—net	173	48	40	10	(24)
Gain (loss), net on disposal of affiliate investments, subsidiaries and assets	(36)	(26)	9	122	47
Investment in affiliate impairments	—	—	(17)	(59)	—
Goodwill and intangible impairments	(108)	—	—	(12)	(13)
Income (loss) from continuing operations before income tax	(1,205)	456	230	996	1,051
Income tax (expense) benefit	(86)	(179)	(56)	(220)	(296)
Income (loss) from continuing operations	(1,291)	277	174	776	755
Income (loss) from discontinued operations, net of tax	—	10	—	(9)	35
Net income (loss)	(1,291)	287	174	767	790
Net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	11	(20)	(14)	(22)	1
Net income (loss) attributable to Bunge	(1,280)	267	160	745	791
Convertible preference share dividends and other obligations	(34)	(34)	(34)	(36)	(53)
Adjustment of redeemable noncontrolling interest	(8)	—	—	—	—
Net income (loss) available to Bunge common shareholders	$(1,322)	$233	$126	$709	$738

	Year ended December 31,
(US$, except outstanding share data)	2019	2018	2017	2016	2015
Per Share Data:
Earnings (loss) per common share—basic
Net income (loss) from continuing operations	$(9.34)	$1.58	$0.90	$5.13	$4.90
Net income (loss) from discontinued operations	—	0.07	—	(0.06)	0.24
Net income (loss) attributable to Bunge common shareholders	$(9.34)	$1.65	$0.90	$5.07	$5.14
Earnings (loss) per common share—diluted
Net income (loss) from continuing operations	$(9.34)	$1.57	$0.89	$5.07	$4.84
Net income (loss) from discontinued operations	—	0.07	—	(0.06)	0.23
Net income (loss) attributable to Bunge common shareholders	$(9.34)	$1.64	$0.89	$5.01	$5.07
Cash dividends declared per common share	$2.00	$1.96	$1.80	$1.64	$1.48
Weighted-average common shares outstanding—basic	141,492,289	140,968,980	140,365,549	139,845,124	143,671,546
Weighted-average common shares outstanding—diluted	141,492,289	141,703,783	141,265,077	148,226,475	152,238,967

	December 31,
(US$ in millions)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash and cash equivalents	$320	$389	$601	$934	$411
Inventories(1)	5,038	5,871	5,074	4,773	4,466
Working capital(2)	3,653	3,896	4,188	3,408	3,576
Total assets	18,317	19,425	18,871	19,188	17,914
Short-term debt, including current portion of long-term debt	1,278	1,169	319	1,195	1,517
Long-term debt	3,716	4,203	4,160	3,069	2,926
Convertible perpetual preference shares(3)	690	690	690	690	690
Common shares and additional paid-in-capital	5,330	5,279	5,227	5,144	5,106
Total equity	6,030	6,378	7,357	7,343	6,652

	Year ended December 31,
(in millions of metric tons)	2019	2018	2017	2016	2015
Other Data:
Volumes:
Agribusiness	140.0	146.3	142.9	134.6	134.1
Edible Oil Products	9.6	9.0	7.7	7.0	6.8
Milling Products	4.5	4.6	4.5	4.5	4.2
Total Food and Ingredients	14.1	13.6	12.2	11.5	11.0
Sugar and Bioenergy (4)	3.8	6.5	9.4	8.8	10.4
Fertilizer	1.5	1.3	1.3	1.3	1.0
_______________________________________________________________________________

(1)
Included in inventories were readily marketable inventories of $3,934 million, $4,532 million, $4,056 million, $3,855 million and $3,666 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Readily marketable inventories are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.

(2)	Working capital is calculated as current assets less current liabilities.

(3)
Bunge has 6,899,683 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.2224 Bunge Limited common shares (8,434,172 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.

(4)
In December 2019, we contributed our Brazilian sugar and bioenergy operations, which formed the majority of our Sugar and Bioenergy segment, into BP Bunge Bioenergia, a joint venture with the Brazilian biofuels business of BP p.l.c. As a result of this transaction, we no longer consolidate our sugar and bioenergy operations in Brazil in our consolidated financial statements. We account for our interest in the joint venture under the equity method of accounting.

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
Sugar and Bioenergy
Prior to the formation of the BP Bunge Bioenergia joint venture in December 2019, our bioenergy and sugarcane ethanol business in Brazil consisted of eight sugarcane mills in Brazil. In our former bioenergy and sugarcane ethanol business, we used sugarcane to produce sugar and ethanol, which was supplied by a combination of our own plantations and third-party farmers. Additionally, through cogeneration facilities at our sugarcane mills, we produced electricity from the burning of sugarcane bagasse (the fibrous portion of the sugarcane that remains after the extraction of sugarcane juice) in boilers, which enabled our mills to meet their energy requirements. Any surplus electricity was sold to the local grid or other large third-party users of electricity. All of these activities were assumed by our BP Bunge Bioenergia joint venture. Following the formation of the joint venture, we accounted for our interest in the joint venture under the equity method of accounting and ceased to consolidate our sugar and bioenergy operations in Brazil in our consolidated financial statements.

Profitability in this segment is affected by the profitability of the joint venture and, therefore the value of our investment and the amount and timing of distributions we receive, if any. In turn, the profitability of the joint venture is affected by the availability and quality of sugarcane, which impacts capacity utilization rates and the amount of sugar that can be extracted from the sugarcane, and by market prices of sugar and ethanol. The availability and quality of sugarcane is affected by many factors, including weather, geographical factors such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the yield decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five to seven consecutive harvests, depending on location. The joint venture owns and/or has partnership agreements to manage farmland on which it grows and harvests sugarcane, and also purchases sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the state of São Paulo sugarcane, sugar and ethanol council, and are based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for the joint venture's products is affected by such factors as changes in global or regional economic conditions, the financial condition of customers and customer access to credit, worldwide consumption of food products, population growth rates, changes in per capita income and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane.
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
Income Taxes
As a Bermuda exempted company, we are not subject to income taxes on income in our jurisdiction of incorporation.  However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 35%. The jurisdictions that significantly impact our effective tax rate are Brazil, the United States, Argentina and Bermuda. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction in which we operate, and the use of estimates and assumptions regarding future events.
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

Results of Operations
2019 Overview
For the year ended December 31, 2019, net income attributable to Bunge decreased by $1,547 million to a loss of $1,280 million from income of $267 million in 2018. This decrease resulted from lower segment EBIT from our reportable segments of $1,721 million, predominantly in Sugar and Bioenergy, where we recorded charges of $1,673 million associated with the sale of our Brazilian sugar and bioenergy operations, in Edible Oils Products, due to a $108 million goodwill impairment charge, and in Agribusiness, primarily from lower results in our oilseed processing, grain origination, and grain trading and distribution businesses.
Income tax expense was $86 million in 2019, compared to income tax expense of $179 million in 2018. The effective tax rate for 2019 was negative 7% compared to 39% in 2018. The effective tax rate for 2019 was adversely impacted primarily due to non-deductible losses related to the deconsolidation of our Brazilian sugar and bioenergy operations, partially offset by a favorable earnings mix. The higher effective tax rate for 2018 was primarily due to an unfavorable earnings mix, coupled with an income tax charge of $48 million for valuation allowances established in Brazil and China.
Total segment EBIT was a loss of $891 million in 2019 compared to income of $737 million in 2018. EBIT for 2019 included charges of $1,673 million associated with the sale of our Brazilian sugar and bioenergy operations, a goodwill impairment charge of $108 million associated with our 2018 acquisition of IOI Loders Croklaan ("Loders"), $42 million of severance, employee benefit and other program costs related to our Global Competitiveness Program (“GCP”), $4 million of severance and other employee benefit costs related to other industrial initiatives, $5 million of restructuring charges in our Brazilian industrial sugar operations, and $38 million of indirect tax charges in Brazil. In addition, EBIT included $159 million of asset impairment charges at various facilities associated with portfolio rationalization initiatives, and a $22 million impairment charge associated with the relocation of our global headquarters. EBIT also included a $6 million loss on the sale of an equity investment, $6 million of integration fees, an $11 million write-off of a tax indemnification asset associated with the reversal of an uncertain tax position recorded in a previous year, a $19 million gain on the sale of assets, and a $9 million gain from an arbitration settlement. EBIT for 2018 included $51 million of severance, employee benefit and other program costs related to the GCP, $9 million of severance and other employee benefit costs related to other industrial initiatives, $10 million of restructuring charges in our Brazilian industrial sugar operations, and $10 million of indirect tax credits in Brazil. In addition, EBIT included $10 million of impairment charges related to European port assets, $29 million of losses on the disposition of equity interests in Brazil and Asia, $19 million of acquisition fees, and a $24 million loss on the extinguishment of debt.

Agribusiness Segment EBIT decreased by $154 million to $491 million in 2019, from $645 million in 2018, primarily due to lower results in our oilseed processing, grain origination, and grain trading and distribution businesses, driven by lower volumes and margins in most regions, as well as impairment charges at various facilities associated with portfolio rationalization initiatives. These negative impacts were partially offset by better results in our ocean freight and financial services businesses, as well as lower SG&A expenses and foreign currency losses.
Edible Oil Products Segment EBIT decreased $63 million to $59 million in 2019 from $122 million in 2018, primarily due to a goodwill impairment charge related to the 2018 acquisition of Loders, partially offset by higher volumes and margins in the U.S. and Europe, and higher volumes and margins associated with a more favorable product mix in Argentina.
Milling Products Segment EBIT decreased by $31 million to $59 million in 2019, from $90 million in 2018 driven by lower volumes and margins in Brazil and Mexico, as well as impairment charges associated with certain portfolio rationalization initiatives.
Sugar and Bioenergy Segment EBIT decreased by $1,488 million to a loss of $1,623 million in 2019, primarily due to $1,673 million in charges associated with the contribution of our Brazilian sugar and bioenergy operations to our newly formed joint venture, BP Bunge Bioenergia, in December 2019.
Fertilizer Segment EBIT increased $15 million to $54 million in 2019, primarily due to higher sales volumes, lower overall expenses, and more favorable foreign exchange results.
Segment Results
Bunge has five reportable segments; Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similarities in their economic characteristics, products and services offered, production processes, types and classes of customer served, and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities, and thus high volume and low margin. The Edible Oil Products segment involves the manufacturing and marketing of products derived from vegetable oils. The Milling Products segment involves the manufacturing and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy segment primarily comprises our investment in BP Bunge Bioenergia, a joint venture formed in December 2019 that combined Bunge's Brazilian sugar and bioenergy operations, through which we produced and sold sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process, together with the Brazilian biofuels business of BP. The Fertilizer segment includes the activities of our port operations in Brazil and Argentina and blending and distribution operations in Argentina.

A summary of certain items in our consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
Volume (in thousands of metric tons):
Agribusiness	139,968	146,309	142,855
Edible Oil Products	9,606	9,024	7,731
Milling Products	4,531	4,604	4,460
Sugar and Bioenergy (1)	3,836	6,509	9,389
Fertilizer	1,508	1,328	1,329
Net sales:
Agribusiness	$28,407	$32,206	$31,741
Edible Oil Products	9,186	9,129	8,018
Milling Products	1,739	1,691	1,575
Sugar and Bioenergy (1)	1,288	2,257	4,054
Fertilizer	520	460	406
Total	$41,140	$45,743	$45,794
Cost of goods sold:
Agribusiness	$(27,315)	$(30,772)	$(30,808)
Edible Oil Products	(8,572)	(8,575)	(7,519)
Milling Products	(1,578)	(1,464)	(1,366)
Sugar and Bioenergy (1)	(2,691)	(2,276)	(3,955)
Fertilizer	(442)	(390)	(381)
Total	$(40,598)	$(43,477)	$(44,029)
Gross profit (loss):
Agribusiness	$1,092	$1,434	$933
Edible Oil Products	614	554	499
Milling Products	161	227	209
Sugar and Bioenergy (1)	(1,403)	(19)	99
Fertilizer	78	70	25
Total	$542	$2,266	$1,765
Selling, general & administrative expenses:
Agribusiness	$(679)	$(740)	$(805)
Edible Oil Products	(451)	(412)	(361)
Milling Products	(130)	(136)	(138)
Sugar and Bioenergy (1)	(69)	(112)	(114)
Fertilizer	(16)	(23)	(19)
Other	(6)	—	—
Total	$(1,351)	$(1,423)	$(1,437)
Foreign exchange gain (loss):
Agribusiness	$(32)	$(104)	$85
Edible Oil Products	—	—	3
Milling Products	4	2	(3)
Sugar and Bioenergy (1)	(89)	7	11
Fertilizer	—	(6)	(1)
Total	$(117)	$(101)	$95

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
EBIT attributable to noncontrolling interests:(2)
Agribusiness	$2	$(14)	$(9)
Edible Oil Products	7	(12)	(8)
Milling Products	—	—	—
Sugar and Bioenergy (1)	—	1	—
Fertilizer	(3)	(2)	(2)
Total	$6	$(27)	$(19)
Other income (expense):
Agribusiness	$108	$79	$56
Edible Oil Products	(3)	(8)	(7)
Milling Products	5	(3)	(5)
Sugar and Bioenergy (1)	(7)	4	(4)
Fertilizer	(5)	—	—
Other	75	(24)	—
Total	$173	$48	$40

Gain (loss), net on disposition of equity interests—Agribusiness	$—	$(10)	$9
Equity investment impairment—Agribusiness	$—	$—	$(13)
Goodwill impairment—Edible Oils Products	$(108)	$—	$—
Gain on sale of assets—Milling Products	$19	$—	$—
Loss on disposition of equity interest/subsidiaries—Sugar and Bioenergy	$(55)	$(16)	$—
Equity investment impairment—Sugar and Bioenergy	$—	$—	$(4)
Segment EBIT:(2)
Agribusiness	$491	$645	$256
Edible Oil Products	59	122	126
Milling Products	59	90	63
Sugar and Bioenergy (1)	(1,623)	(135)	(12)
Fertilizer	54	39	3
Other	69	(24)	—
Total	$(891)	$737	$436
Depreciation, depletion and amortization:
Agribusiness	$(254)	$(257)	$(267)
Edible Oil Products	(159)	(153)	(105)
Milling Products	(54)	(58)	(61)
Sugar and Bioenergy (1)	(74)	(146)	(164)
Fertilizer	(7)	(8)	(12)
Total	$(548)	$(622)	$(609)

Net income (loss) attributable to Bunge	$(1,280)	$267	$160

(1)
In December 2019, we contributed our Brazilian sugar and bioenergy operations forming the majority of our Sugar and Bioenergy segment into the BP Bunge Bioenergia joint venture. As a result of this transaction, as of December 2019, we no longer consolidate our sugar and bioenergy operations in Brazil in our consolidated financial statements. We account for our interest in the joint venture under the equity method of accounting.

(2)
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
A reconciliation of net income attributable to Bunge to Total Segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
Net income (loss) attributable to Bunge	$(1,280)	$267	$160
Interest income	(31)	(31)	(38)
Interest expense	339	339	263
Income tax expense	86	179	56
(Income) loss from discontinued operations, net of tax	—	(10)	—
Noncontrolling interests' share of interest and tax	(5)	(7)	(5)
Total segment EBIT	$(891)	$737	$436

2019 Compared to 2018
Net Income Attributable to Bunge— For the year ended December 31, 2019, net income attributable to Bunge decreased by $1,547 million to a loss of $1,280 million, from income of $267 million in 2018. This decrease resulted primarily from lower segment EBIT of $1,628 million, predominantly in Sugar and Bioenergy, due to $1,673 million in charges associated with the sale of our Brazilian sugar and bioenergy operations, in Edible Oils Products, due to a $108 million goodwill impairment charge, and in Agribusiness, due to lower results in our oilseed processing business.
Income Tax Expense— In the year ended December 31, 2019, income tax expense was $86 million compared to income tax expense of $179 million in 2018. The effective tax rate for 2019 was negative 7% compared to 39% for 2018. The effective tax rate in 2019 was adversely impacted by non-deductible losses related to the deconsolidation of our Brazilian sugar and bioenergy operations, partially offset by a favorable earnings mix. The higher effective tax rate for 2018 was primarily due to an unfavorable earnings mix, coupled with an income tax charge of $48 million for valuation allowances established in Brazil and China.
Agribusiness Segment— Agribusiness segment net sales decreased by 12% to $28.4 billion in 2019, compared to $32.2 billion in 2018. The decrease was primarily due to lower sales volumes in our grain origination, trading and distribution businesses, associated with lower supply in North America, due to adverse weather conditions and the ongoing US-China trade dispute, and lower farmer selling in Brazil through much of the year. Additionally, net sales decreased due to lower average sales prices in our oilseed businesses, following increased global soybean meal availability, due to increased Argentinian supply compared to last year’s drought and limited harvest, coupled with lower Chinese demand as a result of the African Swine Fever outbreak.
Cost of goods sold decreased by 11% in 2019 compared to 2018, primarily related to lower sales volumes and purchase prices in our grain origination, trading and distribution businesses, coupled with lower purchase prices and improved trading results in our oilseed businesses. These impacts were partially offset by unfavorable mark-to-market in our oilseed processing business compared to the prior year, and approximately $87 million of impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives.
Gross profit decreased to $1,092 million in 2019, from $1,434 million in 2018. The decrease was primarily due to lower oilseed processing results, including unfavorable mark-to-market compared to the prior year, and lower results in our grain origination, trading and distribution businesses, driven by lower volumes and margins in most regions, as well as approximately $87 million of PP&E impairment charges at various facilities associated with portfolio rationalization initiatives. These negative impacts were partially offset by better results in our oilseed trading and distribution business, higher results in our ocean freight business, and better results in our financial services businesses.

SG&A expenses decreased $61 million to $679 million in 2019, which represented an 8% decrease from $740 million last year. The decrease was mainly due to savings from actions associated with the GCP, as well as lower charges recognized in connection with the execution of the GCP itself, in addition to the depreciation of the Brazilian real against the U.S. dollar. These decreases were partially offset by an impairment charge associated with the relocation of our global headquarters and the write-off of a tax indemnification asset associated with the reversal of an uncertain tax position recorded in a previous year.
Foreign exchange results in 2019 were losses of $32 million, compared to losses of $104 million in 2018. Foreign exchange results are primarily driven by funding non-U.S. functional currency operations. Results in 2018 were primarily driven by the devaluation of the Argentine peso on U.S. dollar loans to fund operations in Argentina.
Other income (expenses) - net was income of $108 million in 2019, compared to income of $79 million in 2018. The increase was primarily due to higher income earned from financial services activities and improved results from our soy crush investments in South America. Additionally, 2018 results included the loss on sale of an equity investment.
Segment EBIT decreased by $154 million in 2019 to $491 million, from $645 million in 2018. The decrease was primarily due to lower profits in our oilseed processing business, including an unfavorable mark-to-market impact on forward contracts compared to the prior year, as well as lower profits in our grain origination, trading and distribution businesses, partially offset by higher results in our ocean freight business, better results in our financial services businesses, lower SG&A expenses, and lower foreign exchange losses.
Edible Oil Products Segment— Edible oil products segment net sales increased by 1% in 2019 to $9.2 billion, compared to $9.1 billion in 2018. Increased sales volumes driven by our acquisition of Loders on March 1, 2018, were offset by lower prices in the U.S., Europe, and Brazil.
Cost of goods sold in 2019 remained essentially flat compared to 2018, which is substantially in line with net sales noted above. The increase caused by $30 million of impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives and $26 million of indirect tax charges was offset by lower sales prices in the U.S., Europe, and Brazil.
Gross profit in 2019 increased to $614 million, compared to $554 million in 2018. The increase was primarily due to higher sales volumes in the U.S. and Europe, and higher sales volumes and a more favorable product mix in Argentina. These increases were partially offset by the impairment charges and indirect tax charges noted above.
SG&A expenses increased by 9% to $451 million in 2019 compared to $412 million in the same period a year ago. The increase was driven by a full year ownership of Loders, as well as impairment charges related to the relocation of our global headquarters and a distribution center in Brazil, partially offset by lower costs in Europe and Brazil due to depreciation of the euro and Brazilian real against the U.S. dollar, and from savings associated with the GCP.
Other income (expenses) - net in 2019 included a goodwill impairment charge of $108 million associated with our 2018 acquisition of Loders.
Segment EBIT decreased to $59 million in 2019, from $122 million in 2018. The decrease was primarily due to the aforementioned goodwill and other impairment charges, partially offset by higher gross profit in the U.S., Europe, and Argentina.
Milling Products Segment— Milling products segment net sales increased 3% to $1,739 million in 2019, compared to $1,691 million in 2018. The increase was primarily driven by higher sales prices for wheat products in Brazil, the acquisition of two corn mills in the U.S. ("Minsa") during the first quarter of 2018, and higher sales prices in our U.S. rice milling business. These increases were partially offset by lower sales volumes in Mexico.
Cost of goods sold in 2019 increased 8% to $1,578 million, compared to $1,464 million in 2018. The increase was primarily due to higher raw material costs in Brazil, higher raw material costs in our U.S. rice milling business, impairment charges associated with various portfolio rationalization initiatives, as well as additional costs associated with the acquisition of Minsa. These increases were partially offset by lower sales volumes in Mexico.
Gross profit decreased by 29% to $161 million in 2019, down from $227 million in 2018. The decrease was primarily associated with lower margins in Brazil, lower volumes in Mexico, and the impairment charges noted above.
SG&A expenses decreased 4% to $130 million in 2019, compared to $136 million in 2018. The decrease was primarily due to savings from the GCP and the depreciation of the Brazilian real against the U.S. dollar. Additionally, 2018 was impacted by acquisition costs related to Minsa.

Other income (expenses) - net was income of $5 million in 2019, compared to expense of $3 million in 2018. The increase was primarily due to a gain on an arbitration settlement in the U.S. in 2019.
Segment EBIT decreased to $59 million in 2019 from $90 million in 2018. The decrease was primarily due to lower gross profit in Brazil and Mexico, as well as impairment charges associated with certain portfolio rationalization initiatives, partially offset by a gain on the sale of wheat milling assets in Brazil, an arbitration settlement gain, and lower overall SG&A expenses.
Sugar and Bioenergy Segment— Sugar and Bioenergy segment net sales decreased to $1,288 million in 2019, compared to $2,257 million in 2018. The 43% decrease in sales was primarily due to the exiting of our international trading and merchandising business in 2018, as well as lower global sugar sales volumes and prices, partially offset by higher ethanol sales volumes and prices in Brazil. Additionally, in December 2019 we contributed our Brazilian sugar and bioenergy operations to our newly formed joint venture, BP Bunge Bioenergia.
Cost of goods sold increased by 18% to $2,691 million in 2019, compared to $2,276 million in 2018. The increase was primarily due to charges of $1,524 million associated with the sale of our Brazilian sugar and bioenergy operations. This increase was partially offset by lower costs aligned with the decrease in net sales noted above.
Gross profit was a loss of $1,403 million in 2019, compared to a loss of $19 million in 2018, primarily associated with lower sales and higher costs of goods sold, including the above mentioned charges associated with the contribution of our Brazilian sugar and bioenergy operations to our newly formed joint venture, BP Bunge Bioenergia.
SG&A expenses decreased by $43 million to $69 million in 2019, from $112 million in 2018, primarily associated with the exiting of our international trading and merchandising business, lower bad debt expenses, savings and lower costs associated with the GCP, the impact of depreciation of the Brazilian real against the U.S. dollar, as well as the contribution of our Brazilian sugar and bioenergy operations in December 2019 to our newly formed joint venture, BP Bunge Bioenergia.
Foreign currency results in 2019 were losses of $89 million, compared to gains of $7 million in 2018. Foreign exchange losses in 2019 were primarily associated with intercompany loans related to our Brazilian sugar and bioenergy operations that were classified as held for sale in the third quarter of 2019. Previously, these loans were classified as permanently invested and any related foreign exchange impact was recorded in Other comprehensive income (loss). However, upon classification of our sugar and bioenergy operations as held for sale, such loans could no longer be determined to be permanently invested. As such, any foreign exchange impact was recorded in the condensed consolidated statement of income.
Other income (expense) - net was a loss of $7 million in 2019, compared to income of $4 million in 2018. The decrease was primarily associated with lower results from our equity method investments.
Segment EBIT decreased to a loss of $1,623 million in 2019, from a loss of $135 million in 2018. The decrease was mainly due to $1,673 million in charges associated with the contribution of our Brazilian sugar and bioenergy operations to our newly formed joint-venture, BP Bunge Bioenergia, as discussed above.
Fertilizer Segment— Fertilizer segment net sales increased to $520 million in 2019, compared to $460 million in 2018. The increase was primarily due to higher sales volumes in Argentina.
Cost of goods sold in 2019 were $442 million, compared to $390 million in 2018. The increase was primarily due to higher sales volumes. Additionally, 2018 costs were impacted by unfavorable foreign currency movements.
Gross profit increased by $8 million to $78 million in 2019, from $70 million in 2018. The increase was primarily due to higher sales volumes and favorable foreign currency impacts compared to the prior year.
SG&A expenses decreased by $7 million to $16 million in 2019 from $23 million in 2018. The decrease was primarily due to bad debt recoveries during 2019.
Foreign exchange results for 2019 were flat, compared to a loss of $6 million in 2018. Results for 2018 primarily relate to foreign currency hedges of imports of inventories during the first six months of the year.
Segment EBIT increased by $15 million to $54 million in 2019, from $39 million in 2018. The increase was primarily due to higher gross profit, lower overall expenses, and favorable foreign exchange results.
Other— Other segment EBIT was $69 million in 2019, compared to a loss of $24 million in 2018. Results in 2019 relate to our corporate venture capital unit activities, which benefited from the initial public offering of one of its investments during the second quarter of 2019 and subsequent gains on sales of such securities. The 2018 loss is related to make-whole payments in connection with the early extinguishment of $600 million of our 8.5% senior notes due 2019.

Interest—A summary of consolidated interest income and expense follows:

	Year Ended December 31,
(US$ in millions)	2019	2018
Interest income	$31	$31
Interest expense	(339)	(339)
Interest income remained constant during 2019 and 2018 at $31 million. Interest expense remained constant at $339 million in 2019 and 2018. Average debt balances were lower in 2019 than in 2018, however, total interest expense remained flat due to the overall debt mix.
Discontinued Operations— In 2019 we no longer report discontinued operations. Income from discontinued operations (retail fertilizer business in Brazil) in 2018 was $10 million, which was mainly comprised of a gain on the final settlement from the liquidation of an entity in 2004, foreign exchange gains due to the depreciation of the Brazilian real, and the recovery of bad debt provisions, partially offset by an $11 million charge related to the final settlement on the sale of the Brazilian retail fertilizer business in 2013.

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
Other— Other segment EBIT (loss) of $24 million in 2018 relates to a loss on extinguishment of debt, which was recorded in other income (expense). See Note 17 - Long-Term Debt and Credit Facilities, to our consolidated financial statements included in this Annual Report on Form 10-K for more information.
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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.55 and 1.54 at December 31, 2019 and 2018, respectively.

Cash and Cash Equivalents—Cash and cash equivalents were $320 million at December 31, 2019 and $389 million at December 31, 2018. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short-term deposits with highly rated financial institutions and in U.S. government securities.
Readily Marketable Inventories ("RMI")—RMI are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $3,934 million and $4,532 million at December 31, 2019 and December 31, 2018, respectively (see Note 5 - Inventories, to our consolidated financial statements included as part of this Annual Report on Form 10-K).
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
Revolving Credit Facilities—At December 31, 2019, we had $4,315 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,315 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2019	December 31, 2019	December 31, 2018

Commercial Paper	2023	$600	$—	$—
Long-Term Revolving Credit Facilities (1)	2022 - 2023	3,715	—	500
Total		$4,315	$—	$500

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

On December 16, 2019, we entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) which amends and extends our unsecured $1.75 billion revolving credit facility we entered into on December 12, 2017 (as amended by the Amendment and Restatement Agreement, the “Revolving Credit Facility”), adding a sustainability-linked mechanism to the facility. Through the sustainability-linked mechanism, the interest rate under the Revolving Credit Facility is tied to five sustainability performance targets that highlight and measure the continued advancement of our sustainability initiatives across the following three areas: 1) reducing greenhouse gas emissions by improving industrial efficiency; 2) increasing traceability for main agricultural commodities; and 3) supporting increasing levels of adoption of sustainable practices across the wider soybean and palm supply chain. We may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments in an amount not to exceed $250 million pursuant to an accordion provision set forth in the Revolving Credit Facility. Pursuant to the Amendment and Restatement Agreement, the Revolving Credit Facility will mature on December 12, 2022. Borrowings under the Revolving Credit Facility will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Services Inc. and S&P Global Ratings. Amounts under the Revolving Credit Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each such quarterly payment date. We also will pay a fee that will vary from 0.10% to 0.40% based on our utilization of the Revolving Credit Facility. We had no borrowings outstanding at December 31, 2019, under the Revolving Credit Facility.

We had no borrowings outstanding at December 31, 2019 under our unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision.
We had no borrowings outstanding at December 31, 2019 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "2022 Facility"). Borrowings under the 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At December 31, 2019, no borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In November 2019, the $700 million, 5-year revolving credit facility, maturing on May 1, 2023 was converted into a term loan and then subsequently transferred to the recently formed joint venture, BP Bunge Bioenergia, on a non-recourse basis.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2019 there were no borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt—Our short and long-term debt decreased by $378 million at December 31, 2019 from December 31, 2018, primarily due to decreased working capital requirements at the end of the year. For the year ended December 31, 2019, our average short and long-term debt outstanding was approximately $6,142 million compared to approximately $6,929 million for the year ended December 31, 2018. Our long-term debt outstanding balance was $4,223 million at December 31, 2019 compared to $4,622 million at December 31, 2018. The following table summarizes our short-term debt activity at December 31, 2019.

(US$ in millions)	Outstanding Balance at December 31, 2019	Weighted Average Interest Rate at December 31, 2019 (1)	Highest Balance Outstanding During 2019 (1)	Average Balance During 2019 (1)	Weighted Average Interest Rate During 2019 (1)
Bank Borrowings	$771	13.83%	$1,579	$1,140	7.58%
Commercial Paper	—	—	600	413	2.67%
Total	$771	13.83%		$1,553	6.28%

(1)
Includes $348 million of local currency borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a weighted average interest rate of 27.16% as of December 31, 2019.

The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2019	2018
Short-term debt: (1)
Short-term debt (2)	$771	$750
Current portion of long-term debt	507	419
Total short-term debt	1,278	1,169
Long-term debt:
Revolving credit facility expiring 2022 (4)	—	500
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	—	54
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A) (5)	281	258
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B) (5)	89	85
3.50% Senior Notes due 2020	499	498
3.00% Senior Notes due 2022	398	397
1.85% Senior Notes due 2023 - Euro	899	916
4.35% Senior Notes due 2024	596	595
3.25% Senior Notes due 2026	696	695
3.75% Senior Notes due 2027	595	594
Other	170	30
Subtotal	4,223	4,622
Less: Current portion of long-term debt	(507)	(419)
Total long-term debt (3)	3,716	4,203
Total debt	$4,994	$5,372

(1)	Includes secured debt of $1 million and $9 million at December 31, 2019 and December 31, 2018, respectively.

(2)
Includes $348 million and $136 million of local currency borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a weighted average interest rate of 27.16% and 23.61% as of December 31, 2019 and December 31, 2018, respectively.

(3)	Includes secured debt of $15 million and $17 million at December 31, 2019 and December 31, 2018, respectively.

(4)
On December 16, 2019, Bunge extended the existing three-year revolving credit facility totaling $1,750 million, scheduled to mature on December 12, 2020, for two additional years, to December 12, 2022.

(5)	On July 1, 2019, Bunge refinanced its unsecured Japanese yen 28.5 billion and $85 million Term Loan Agreement, dated as of December 12, 2014, which extends the maturity date to July 1, 2024.
Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2019 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB	Negative
Moody's	P-1	Baa3	Stable
Fitch	F1	BBB-	Stable

(1)	Short-term rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2019.
Trade Receivable Securitization Program—We initially entered into our trade receivable securitization program (the "Program") in June 2011, which provides us with an additional source of liquidity. On May 26, 2016, Bunge and certain of its subsidiaries renewed and amended the $700 million Program, which terminates on May 26, 2021. Each committed purchaser's commitment to fund trade receivables sold under the Program would have terminated on May 26, 2019 unless extended in accordance with the terms of the receivables transfer agreement. On February 19, 2019, we exercised a portion of the $300 million accordion feature under this Program to increase the aggregate size of the facility by $100 million to an aggregate of $800 million and extended the committed purchasers' commitment to fund trade receivables under the Program until May 26, 2020.

	December 31,
(US$ in millions)	2019	2018
Receivables sold which were derecognized from Bunge's balance sheet	$801	$826
Deferred purchase price included in Other current assets	$105	$128
The table below summarizes the cash flows and discounts of our trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2019	2018	2017
Gross receivables sold	$10,120	$9,803	$10,022
Proceeds received in cash related to transfer of receivables	$9,868	$9,484	$9,734
Cash collections from customers on receivables previously sold	$8,434	$9,173	$9,659
Discounts related to gross receivables sold included in SG&A	$15	$14	$9
Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.
Our risk of loss following the sale of the trade receivables is limited to the deferred purchase price receivable (the "DPP"), which at December 31, 2019 and 2018 had a fair value of $105 million and $128 million, respectively, and is included in other current assets in our consolidated balance sheets (see Note 19 - Trade Receivables Securitization Program, to our consolidated financial statements included as part of this Annual Report on Form 10-K). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2019, 2018 and 2017 were insignificant.
Interest Rate Swap Agreements—We may use interest rate swaps as hedging instruments and record the swaps at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates.

Equity—Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2019	2018
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,329	5,278
Retained earnings	6,437	8,059
Accumulated other comprehensive income	(5,624)	(6,935)
Treasury shares, at cost (2019 and 2018—12,882,313)	(920)	(920)
Total Bunge shareholders' equity	5,913	6,173
Noncontrolling interests	117	205
Total equity	$6,030	$6,378
Total Bunge shareholders' equity was $5,913 million at December 31, 2019 compared to $6,173 million at December 31, 2018. The decrease in Bunge shareholders' equity during the year ended December 31, 2019 was primarily due to $283 million and $34 million of declared dividends to common and preferred shareholders, respectively, and net loss attributable to Bunge of $1,280 million, partially offset by the release of $1,493 million of cumulative translation losses that were reclassified to earnings in connection with the sale of our Brazilian sugar and bioenergy operations.
Noncontrolling interest decreased to $117 million at December 31, 2019 from $205 million at December 31, 2018 primarily due to dividends paid and returns of capital to non-controlling interest holders, as well as from an agreement for Bunge to purchase certain noncontrolling interests from the holder, partially offset by income attributable to our noncontrolling interest entities.
At December 31, 2019, we had 6,899,683 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.2224 Bunge Limited common shares, based on the conversion price of $81.8087 per share, subject to certain additional anti-dilution adjustments (which represents 8,434,172 Bunge Limited common shares at December 31, 2019). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
2019 Compared to 2018—In 2019, our cash and cash equivalents, and restricted cash decreased by $71 million, compared to a decrease of $212 million in 2018.
Cash used for operating activities was $808 million for the year ended December 31, 2019 compared to cash used for operating activities of $1,264 million for the year ended December 31, 2018. Net cash outflows from operating activities was lower for the year ended December 31, 2019, primarily due to the lower use of cash associated with beneficial interests in securitized trade receivables, partially offset by higher working capital requirements, when compared to the year ended December 31, 2018. Cash provided by (used for) operating activities for all periods presented reflects the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which changed the presentation of cash flows in relation to our trade receivables securitization program. Particularly impacted are the cash receipts from payments on the deferred purchase price, which are now classified as cash inflows from investing activities, whereas previously they were classified as inflows from operating activities.

Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the years ended December 31, 2019 and December 31, 2018, we recorded foreign currency losses of $139 million and $139 million, respectively, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gain) loss on net debt” in our consolidated statements of cash flows. This adjustment is required as these losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Cash provided by investing activities was $1,503 million for the year ended December 31, 2019 compared to $410 million for the year ended December 31, 2018. During 2019, payments were made for capital expenditures of $524 million, primarily related to the replanting of sugarcane for our industrial sugar business in Brazil, which were subsequently transferred to the BP Bunge Bioenergia joint venture in December 2019, as well as other capital projects at various facilities. In addition, payments were made for investments of $393 million, primarily related to deposits in South America and promissory notes related to financial services, which were more than offset by proceeds from such investments and the sale of equity securities associated with an investment subsequent to its initial public offering of $449 million. Cash provided by investing activities was primarily associated with proceeds of $1,312 million from beneficial interests in securitized trade receivables and $729 million from the divestiture of businesses and disposals of property, plant, and equipment. During 2018, payments were made for capital expenditures of $493 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil, which were subsequently transferred to the BP Bunge Bioenergia joint venture in December 2019, and the upgrade of our crush facility in Italy, as well as other capital projects at various facilities. In addition, we acquired Loders for $908 million, net of cash acquired, and Minsa USA for $73 million, net of cash acquired. Further, payments were made for investments of $1,184 million, primarily related to deposits, treasuries and bonds in South America related to financial services, which were substantially offset by proceeds from such investments of $1,098 million. Cash provided by investing activities was primarily associated with proceeds of $1,888 million from beneficial interests in securitized trade receivables, as well as cash inflows related to settlements of net investment hedges of $66 million in the year ended December 31, 2018, primarily driven by the depreciation of the Brazilian real relative to the U.S. dollar in 2018.
Cash used for financing activities was $771 million in the year ended December 31, 2019, compared to cash provided by financing activities of $631 million for the year ended December 31, 2018. The net decrease of $438 million in borrowings in 2019 was primarily related to lower working capital needs as well as lower overall debt needs following the transfer of our industrial sugar business in Brazil to the BP Bioenergia joint venture. In addition, we paid dividends of $317 million to our common shareholders and holders of our convertible preference shares. The net increase of $956 million in borrowings in 2018 was primarily related to the funding of acquisitions, financing capital expenditures and funding working capital needs. In 2018, dividends paid to our common shareholders and holders of our convertible preference shares were $305 million.
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
Brazilian Farmer Credit
Background—We advance collateralized funds to counterparties (farmers and crop resellers), primarily to secure the origination of soybeans for our soybean processing facilities in Brazil. These activities are generally intended to be short-term in nature. The ability of our counterparties to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields. As a result, these arrangements are typically secured, including by a farmer's crop and, in many cases, land and other assets. In the event of counterparty default, we generally initiate legal proceedings to recover the defaulted amounts. However, the legal recovery process through the judicial system is a long-term process, generally spanning a number of years. Additionally, we may seek to renegotiate certain terms of our contract with the defaulting supplier in order to accelerate the recovery of amounts owed.
Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2018 to December 31, 2019, the Brazilian real depreciated by approximately 4%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.
We periodically evaluate the collectability of our farmer receivables and record allowances if we determine that collection is doubtful. We base our determination of the allowance on analyses of the credit quality of individual accounts, also considering the economic and financial condition of the farming industry and other market conditions, as well as the value of any collateral related to amounts owed. We continuously review defaulted farmer receivables for impairment on an individual account basis. We consider all accounts in legal collections processes to be defaulted and past due. For such accounts, we determine the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell. For all renegotiated accounts (current and past due), we consider changes in farm economic conditions and other market conditions, our historical experience related to renegotiated accounts, and the fair value of collateral in determining the allowance for doubtful accounts.
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
Interest earned on secured advances to suppliers of $26 million, $30 million and $44 million for the years ended December 31, 2019, 2018 and 2017, respectively, is included in net sales in the consolidated statements of income.
The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Note 6 - Other Current Assets and Note 12 - Other Non-Current Assets, to our consolidated financial statements included as part of this Annual Report on Form 10-K for more information.

	December 31,
(US$ in millions)	2019	2018
Prepaid commodity contracts	$98	$199
Secured advances to suppliers (current)	336	248
Total (current)	434	447
Commodities not yet priced(1)	(9)	(6)
Net	425	441
Secured advances to suppliers (non-current)	134	162
Total (current and non-current)	559	603
Allowance for uncollectible amounts (current and non-current)	$(65)	$(70)

(1)	Commodities delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2019 and 2018.
Capital Expenditures
Our cash payments made for capital expenditures were $524 million, $493 million and $662 million for the years ended December 31, 2019, 2018 and 2017, respectively. We intend to make capital expenditures of approximately $450 million in 2020. The forecasted decrease compared to prior years is primarily due to the sale of our Brazilian sugar and bioenergy operations, as we will no longer have expenditures for sugar planting and associated maintenance. Our priorities for 2020 capital expenditures are to maintain the cash generating capacity of our assets through maintenance, compliance, and safety initiatives, as well as certain productivity and growth projects. We intend to fund these capital expenditures primarily with cash flows from operations.

Off-Balance Sheet Arrangements
Guarantees
We have issued or were party to the following guarantees at December 31, 2019:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$300
Residual value guarantee (3)	254
Total	$554

(1)
We have issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at December 31, 2019, our potential liability was $168 million and we have recorded a $16 million obligation related to these guarantees.

(2)
We have issued guarantees to certain third parties related to the performance of our unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At December 31, 2019, our maximum potential future payments under these performance guarantees was $46 million, and no obligation has been recorded related to these guarantees.

(3)
We have issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2020 through 2026. At December 31, 2019, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 27, Leases, to our consolidated financial statements).

We have provided a Guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
In addition, we have provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued by, our subsidiaries. At December 31, 2019, our consolidated balance sheet includes debt with a carrying amount of $4,688 million related to these guarantees. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

Contractual Obligations
The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2020	2021 - 2022	2023 - 2024	2025 and thereafter
Short-term debt	$771	$771	$—	$—	$—
Long-term debt(1)	4,204	512	518	1,871	1,303
Variable interest rate obligations	25	6	11	8	—
Interest obligations on fixed rate debt	550	124	198	130	98
Non-cancelable lease obligations(2)	859	243	345	163	108
Capital commitments	39	39	—	—	—
Freight supply agreements(3)	190	84	53	53	—
Inventory purchase commitments	705	691	14	—	—
Power supply purchase commitments	42	27	7	6	2
Other commitments and obligations(4)	89	37	42	6	4
Total contractual cash obligations(5)	$7,474	$2,534	$1,188	$2,237	$1,515

(1)	Excludes components of long-term debt attributable to fair value hedge accounting of $37 million and deferred financing fees and unamortized premiums of $18 million.

(2)
Represents future minimum payments under non-cancelable leases with initial terms of one year or more. Minimum lease payments have not been reduced by minimum sublease income receipts of $34 million due in future periods under non-cancelable subleases.

(3)
Represents purchase commitments for time on ocean freight vessels and railroad freight lines for the purpose of transporting agricultural commodities. The ocean freight service agreements are short term contracts with a duration of less than a year. Ocean freight service agreements with terms in excess of one year are included in non-cancelable lease obligations. The railroad freight service agreements require a minimum monthly payment regardless of the actual level of freight services used. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of such freight services compared to the rates at which we have contracted them may affect margins on the sales of agricultural commodities.

(4)	Represents other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.

(5)
Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2019, Bunge had tax liabilities of $53 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 14 - Income Taxes to our consolidated financial statements.

Employee Benefit Plans
We expect to contribute $19 million to our defined benefit pension plans and $5 million to our postretirement benefit plans in 2020.

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
Inventories and Derivatives
Our RMI, forward RMI purchase and sale contracts, and exchange traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs. We estimate fair values of commodity inventories and forward purchase and sale contracts on these inventories based on exchange-quoted prices, adjusted for differences in local markets. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. The significant unobservable inputs for RMI and physically settled forward purchase and sale contracts relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, we use proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums and discounts in our contracts. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of Cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and Cost of goods sold could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as inventories, unrealized gains and losses on derivative contracts, and Cost of goods sold could differ.
Allowances for Uncollectible Accounts
Accounts receivable and secured advances to suppliers are stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. We establish an allowance for uncollectible trade accounts receivable and secured advances to farmers based on historical experience, farming, economic and other market conditions, as well as specific customer collection issues. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined that collection of the balance is unlikely.
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
We evaluate this single portfolio segment by class of receivables, which is defined as a level of information (below a portfolio segment) in which the receivables have the same initial measurement attribute and a similar method for assessing and monitoring risk. We have identified accounts in legal collection processes and renegotiated amounts as classes of long-term receivables from farmers. Valuation allowances for accounts in legal collection processes are determined by us on individual accounts based on the fair value of the collateral provided as security for the secured advance or credit sale. The fair value is determined using a combination of internal and external resources, including published information concerning Brazilian land values by region. To determine the valuation allowances for renegotiated amounts, we consider our historical experience with the individual farmers, current weather and crop conditions, as well as the fair value of non-crop collateral.
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
Goodwill
When we acquire a business, the consideration is first assigned to identifiable assets and liabilities, including intangible assets, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, including market participants, projected growth rates, the amounts and timing of future cash flows, and the discount rates applied to the cash flows. Determining the useful life of an asset also requires significant judgement.

Our goodwill balance is not amortized to expense. Instead, it is tested for impairment at least annually. We perform our annual impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) verify there are no changes to our reporting units with goodwill balances; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units; (4) estimate the fair value of each reporting unit using a discounted cash flow model and/or using market multiples; (5) compare the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, we recognize an impairment charge for such amount, but not exceeding the total amount of goodwill allocated to that reporting unit.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, identification and allocation of the assets and liabilities to each of our reporting units, and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analysis, we make estimates and significant judgments about the future cash flows of that reporting unit aligned with management’s strategic business plans. Changes in judgment related to these assumptions and estimates could result in further goodwill impairment charges. We believe that the assumptions and estimates used are appropriate based on the information currently available to management. Estimates based on market earnings multiples of peer companies identified for the reporting unit may also be used, where available. Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment.
During the fourth quarter of 2019, we performed our annual impairment assessment and determined that the estimated fair values of our goodwill reporting units, except our Loders reporting unit, were substantially in excess of each of their carrying values. See Note 8, Goodwill, to our consolidated financial statements, for additional information relating to a goodwill impairment charge of $108 million recorded in 2019 related to our Loders reporting unit.
Property, Plant and Equipment and Other Finite-Lived Intangible Assets
Long-lived assets include property, plant and equipment and other finite-lived intangible assets. Property, plant and equipment and finite-lived intangible assets are depreciated or amortized over their estimated useful life on a straight line basis. When facts and circumstances indicate that the carrying values of these assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the undiscounted projected future cash flows to be generated by such assets from their use and ultimate disposal. If it appears that the carrying value of our assets is not recoverable, we recognize an impairment loss as a charge against results of operations. Our judgments related to the expected useful lives of these assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of these assets, changes in these factors could cause us to realize material impairment charges. We recorded impairment charges of $180 million for property, plant, and equipment and intangible assets during the year ended December 31, 2019, primarily related to portfolio rationalization initiatives.
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
We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The calculation of our uncertain tax positions involves complexities in the application of intricate tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2019 and 2018, we had recorded uncertain tax positions of $53 million and $120 million, respectively, in our consolidated balance sheets. For additional information on income taxes, please refer to Note 14 - Income Taxes to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Recoverable Taxes
We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services and other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payments by the applicable government agencies and the offset of outstanding balances against income or certain other taxes owed to the applicable governments, where permissible. At December 31, 2019 and 2018, the allowance for recoverable taxes was $78 million and $37 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
New Accounting Pronouncements
See Note 1—Nature of Business, Basis of Presentation, and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
As a result of our global activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs, which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations, but exposure limits are centrally set and monitored, operating under a global governance framework. Additionally, our Board of Directors' Finance and Risk Policy Committee and our internal Management Risk Committee oversee our global market risk governance framework, including risk management policies and limits.

We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options, major financial institutions, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in the fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 15 - Financial Instruments and Fair Value Measurements to our consolidated financial statements included as part of this Annual Report on Form 10-K for a more detailed discussion of our use of derivative instruments.
Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter (OTC) derivative instruments that we use to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties, as well as unrealized gains from forward cash contracts and OTC derivative instruments. Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through a regular review of exposures and credit analysis by regional credit teams, as well as a review by global and corporate committees that monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened. This increased risk is monitored through, among other things, exposure reporting, increased communication with key counterparties, management reviews, and specific focus on counterparties or groups of counterparties that we may determine as high risk. We have reduced exposures and associated position limits in certain cases, and also decreased our use of non-exchange cleared derivative instruments.
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time to time, we have experienced instances of counterparty non-performance, as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were executed and the contractual forward delivery period.
We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural commodities used and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volumetric, drawdown, and value-at-risk ("VaR") limits. We measure and review our commodity positions on a daily basis. We also employ stress-testing techniques in order to quantify our exposures to price and liquidity risks under non-normal or event driven market conditions.
Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and OTC and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values of each agricultural commodity, calculated by valuing all of our commodity positions for the period at quoted market prices, where available, or by utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$603	$(60)	$2,131	$(213)
Lowest daily aggregated position value	$(673)	$(67)	$(624)	$(62)

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
Energy Risk
We purchase various energy commodities such as electricity, natural gas and bunker fuel, which are used to operate our manufacturing facilities and ocean freight vessels. These energy commodities are subject to price risk. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, to manage our exposure to volatility in energy costs and market prices. These energy derivatives are included in other current assets and other current liabilities on the consolidated balance sheets at fair value.
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2019 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in Other comprehensive income (loss) are foreign currency gains (losses) of $929 million and $(344) million for the years ended December 31, 2019 and 2018, respectively, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2019, was $5,089 million with a carrying value of $4,994 million.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at December 31, 2019 would result in a decrease of approximately $62 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our senior debt at December 31, 2019 would cause an increase of approximately $64 million in the fair value of our debt.
A hypothetical 100 basis point change in LIBOR would result in a change of approximately $35 million in our interest expense on our variable rate debt at December 31, 2019. Some of our variable rate debt is denominated in currencies other than U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See "Risk Factors - We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business" for a discussion of certain risks related to LIBOR.
Derivative Instruments
Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap, futures and option contracts in certain of our operations to mitigate the risk of exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow or fair value hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.

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
Commodity Derivatives—We primarily use derivative instruments to manage our exposure to movements associated with agricultural commodity prices. We generally use exchange traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities held as inventories or subject to forward purchase and sale contracts, but may also enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange traded futures contracts, representing the unrealized gains and/or losses on these instruments, are settled daily, generally through our 100% owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange traded futures and forward purchase and sale contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related RMI are included in Cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.
Ocean Freight Derivatives—We use derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of our current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives are recorded in Cost of goods sold.
Energy Derivatives—We use derivative instruments for various purposes including to manage our exposure to volatility in energy costs, and our exposure to market prices related to the sale of biofuels. Our operations use substantial amounts of energy, including natural gas, coal and fuel oil, including bunker fuel. Changes in the fair values of energy derivatives are recorded in Cost of goods sold.
Other Derivatives—We may also enter into other derivatives, including credit default swaps and equity derivatives, to manage our exposure to credit risk and broader macroeconomic risks, respectively. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
For more information, see Note 16 - Derivative Instruments and Hedging Activities to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data
Our financial statements and related schedule required by this item are contained on pages F-1 through F-60 and on page E-1 included as part of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As part of our transition from a regional structure to a new global operating model announced in May 2019, and the GCP (see Note 2 -  Global Competitiveness Program and Portfolio Rationalization Initiatives, to our consolidated financial statements), the Company is simplifying organizational structures, streamlining processes and consolidating back office functions globally. In connection with these initiatives, the Company has and will continue to align and streamline the design and operation of its internal controls over financial reporting. These initiatives are not in response to any identified deficiency or weakness in the Company’s internal controls over financial reporting, but are expected, over time, to result in changes to the Company's internal controls over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls may also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited

Opinion on Internal Control over Financial Reporting
        We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019 of the Company and our report dated February 21, 2020 expressed an unqualified opinion on the consolidated financial statements and financial statement schedule.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

New York, New York
February 21, 2020

Item 9B.    Other Information
None.
PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2020 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2020 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance-Board Meetings and Committees-Audit Committee," "Corporate Governance-Board Composition and Independence," "Audit Committee Report," "Corporate Governance-Corporate Governance Guidelines and Code of Conduct" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business-Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2020 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2020 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2020 Annual General Meeting of Shareholders under the captions "Corporate Governance-Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2020 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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

4.5*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Fifth Amended and Restated Pooling Agreement, dated as of June 28, 2004, among Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference from the Registrant's Form 10-K filed February 27, 2012)

10.2
Fifth Amended and Restated Series 2000-1 Supplement, dated as of June 28, 2004, among Bunge Funding Inc., Bunge Management Services, Inc., as Servicer, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch, as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York Mellon, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser (incorporated by reference from the Registrant's Form 10-K filed February 27, 2012)

10.3
Credit Agreement, dated September 6, 2017, among Bunge Limited Finance Corp., as Borrower, CoBank ACB, as Administrative Agent and Lead Arranger, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on September 7, 2017)

10.4
Guaranty, dated as of September 6, 2017, between Bunge Limited, as Guarantor, and CoBank ACB, as Administrative Agent (incorporated by reference from the Registrant’s Form 8-K filed on September 7, 2017)

Exhibit Number	Description

10.5
Eighth Amendment to and Restatement of the Receivables Transfer Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)

10.6
Ninth Amendment to the Receivables Transfer Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)

10.7
Tenth Amendment to the Receivables Transfer Agreement, dated October 11, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)

10.8
Eleventh Amendment to the Receivables Transfer Agreement, dated May 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 23, 2018)

10.9
Twelfth Amendment to the Receivables Transfer Agreement, dated October 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 23, 2018)

10.10
Thirteenth Amendment to the Receivables Transfer Agreement, dated January 12, 2018, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers

10.11
Fourteenth Amendment to the Receivables Transfer Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers

10.12
Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's form 10-K filed on February 28, 2017)

10.13
Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.14
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.15
Subordinated Loan Agreement, dated June 1, 2011, among Bunge Finance B.V., as Subordinated Lender, Bunge Securitization B.V., as Seller, Bunge Finance B.V., as Master Servicer, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

Exhibit Number	Description

++10.16
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

10.17
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

10.18
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
U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.20
First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.21
Revolving Credit Agreement, dated as of May 1, 2018, among Bunge Limited Finance Corp., as Revolving Borrower, Sumitomo Mitsui Banking Corporation, as Revolving Administrative Agent, and certain Revolving Lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on May 3, 2018)

10.22
Guaranty, dated as of May 1, 2018, by Bunge Limited, as Guarantor, to Sumitomo Mitsui Banking Corporation, as Revolving Administrative Agent for the benefit of the Revolving Administrative Agent and the Revolving Lenders (incorporated by reference from the Registrant’s Form 8-K filed on May 3, 2018)

10.23
Framework Agreement, dated May 1, 2018, among Bunge Limited, Bunge Limited Finance Corp., as Revolving Borrower, the Pre-Export Borrowers party thereto, Sumitomo Mitsui Banking Corporation, as Revolving Administrative Agent and Pre-Export Administrative Agent, certain Revolving Lenders party thereto and certain Pre-Export Lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on May 3, 2018)

10.24
Second Amended and Restated Pre-Export Facility Agreement, dated August 1, 2018, among the Pre-Export Borrowers party thereto, the Pre-Export Lenders party thereto, Sumitomo Mitsui Banking Corporation, as Pre-Export Administrative Agent, and Banco Rabobank International Brasil S.A., as Pre-Export Collateral Agent (incorporated by reference to the Pre-Export Facility Agreement from the Registrant’s Form 8-K filed on May 3, 2018) NTD: While the original Amended and Restated Pre-Export Facility Agreement was included in the May 3, 2018 Form 8-K, it was determined that the Second Amended and Restated Pre-Export Facility Agreement dated August 1, 2018 was not material.

10.25
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

10.26	Annex X, dated as of December 14, 2018 (incorporated by reference from the Registrant's Form 8-K filed on December 17, 2018)
10.27
Ninth Amended and Restated Guaranty, dated as of December 14, 2018, by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, in its capacity as Letter of Credit Agent, and the Letter of Credit Banks named therein, JPMorgan Chase Bank, N.A., as Administrative Agent under the Liquidity
Agreement, and The Bank of New York Mellon, as Collateral Agent under the Security Agreement and
Trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on December 17, 2018)

10.28
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

10.30	Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
Exhibit Number	Description

10.31	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.32	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 11, 2014)
10.33	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.34	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.35
Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)

10.36	Bunge Limited 2016 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 15, 2016)
10.37	Form of Global Stock Option Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.38
Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to pro rata vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)

10.39
Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to cliff vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)

10.40	Form of Global Performance Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.41	Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 13, 2017)
10.42
Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 23, 2018

10.43	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)

10.44	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.45	Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.46	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.47	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.48	Description of Non-Employee Directors' Compensation (effective as of January 1, 2014) (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2014)
10.49	Offer Letters, dated June 10 and 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.50	Offer Letter, dated September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.51	Employment Agreement, dated as of February 6, 2013, between Bunge Limited and Soren Schroder (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
10.52	Offer Letter, dated December 7, 2016, for Thomas Boehlert (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.53	Form of Executive Change of Control Agreement (incorporated by reference from the Registrant’s Form 10-Q filed November 1, 2017)
10.54	Separation Agreement, dated as of December 13, 2018, between Bunge Limited and Soren Schroder
10.55
Cooperation Agreement, dated as of October 31, 2018 by and among Bunge Limited, Continental Grain Company and Paul Fribourg (incorporated by reference from the Registrant's Form 8-K filed October 31, 2018)

Exhibit Number	Description

10.56
Cooperation Agreement, dated as of October 31, 2018 by and among Bunge Limited, D.E. Shaw Valence Portfolios, L.L.C and D. E. Shaw Oculus Portfolios, L.L.C. (incorporated by reference from the Registrant's Form 8-K filed October 31, 2018)

10.57		Employment Agreement, dated as of April 25, 2019, between Bunge Limited and Gregory A. Heckman (incorporated by reference from the Registrant's Form 8-K filed on April 26, 2019)
10.58		Employment Offer Letter, dated May 7, 2019, from Bunge Limited to John W. Neppl (incorporated by reference from the Registrant’s Form 10-Q filed on July 31, 2019)
10.59
Amended and Restated Revolving Facility Agreement, dated December 16, 2019, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., BNP Paribas, HSBC France, ING Bank N.V., Natixis and Sumitomo Mitsui Banking Corporation, as Arrangers, ABN AMRO Bank N.V., BNP Paribas, Natixis and Coöperatieve Rabobank U.A., as Sustainability Co-ordinators, and ABN AMRO Bank N.V., as Agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2019)

10.60
Amendment and Restatement Agreement, dated December 16, 2019, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., as Agent, and certain arrangers party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2019)

10.61
Amended and Restated Guaranty of Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent under the Facility Agreement, dated as of December 16, 2019 (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2019)

21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
(101) Interactive Data Files (submitted electronically herewith)
101 SCH	*	XBRL Taxonomy Extension Schema Document
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2017
Allowances for doubtful accounts(a)	$212	42	(1)	(70)	(c)	$183
Allowances for secured advances to suppliers	$50	20	—	(5)		$65
Allowances for recoverable taxes	$35	12	(1)	(7)		$39
Income tax valuation allowances	$839	43	18	—		$900
FOR THE YEAR ENDED DECEMBER 31, 2018
Allowances for doubtful accounts(a)	$183	56	(18)	(36)	(c)	$185
Allowances for secured advances to suppliers	$65	21	(10)	(6)		$70
Allowances for recoverable taxes	$39	6	(5)	(3)		$37
Income tax valuation allowances	$900	114	(98)	(150)		$766
FOR THE YEAR ENDED DECEMBER 31, 2019
Allowances for doubtful accounts(a)	$185	38	(2)	(49)	(c)	$172
Allowances for secured advances to suppliers	$70	7	(3)	(8)		$66
Allowances for recoverable taxes	$37	52	—	(11)		$78
Income tax valuation allowances	$766	66	(28)	(400)		$404

(a)	Includes allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)	Consists primarily of foreign currency translation adjustments.

(c)	Includes write-offs of uncollectible accounts and recoveries.

E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited
Opinion on the Financial Statements
        We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Readily Marketable Inventories and Physically Settled Forward Purchase and Sale Contracts - Refer to Notes 1 and 15 to the financial statements
Critical Audit Matter Description
The Company records agricultural commodity inventories, referred to as readily marketable inventories “RMI,” and physically settled forward purchase and sale contracts at fair value with changes in fair value recorded in earnings as a component of cost of goods sold. The Company values RMI and physically settled forward purchase and sale contracts primarily using Level 1 inputs, such as public exchange quotes of commodity futures, broker or dealer quotations. A portion of the value, however, is derived using significant unobservable inputs referred to as Level 3 inputs, such as management estimates regarding costs of transportation and other location-related adjustments, that involve significant judgment by management.
Auditing the significant unobservable inputs used by management to estimate the fair value of RMI and physically settled forward purchase and sale contracts involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable inputs used by management to estimate the fair value of RMI and physically settled forward purchase and sale contracts included the following, among others:

•	We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to estimate the fair value of RMI and physically settled forward purchase and sale contracts.

•	We evaluated the competence, capabilities, and objectivity of in-house experts used to estimate the fair value of RMI and physically settled forward purchase and sale contracts.

•
We tested the design and effectiveness of controls over management’s review of the underlying assumptions used in the Company’s process of estimating the fair value of RMI and physically settled forward purchase and sale contracts, including those over Level 3 inputs.

•
We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market conditions subsequent to year-end.

•	We made a selection of RMI and physically settled forward purchase and sale contracts to test Level 3 inputs and performed the following:

◦	We evaluated the reasonableness of the Level 3 inputs by reference to third-party data, information produced by the entity, and inquires of management.

◦	We searched for contradictory evidence to Level 3 inputs based on our knowledge of the commodities market and inquiries of management.

•	We utilized audit professionals with industry and quantitative analytics experience when performing our auditing procedures.

/s/ Deloitte & Touche LLP

New York, New York
February 21, 2020
We have served as the Company's auditor since 2002.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$41,140	$45,743	$45,794
Cost of goods sold	(40,598)	(43,477)	(44,029)
Gross profit	542	2,266	1,765
Selling, general and administrative expenses	(1,351)	(1,423)	(1,437)
Interest income	31	31	38
Interest expense	(339)	(339)	(263)
Foreign exchange gains (losses)	(117)	(101)	95
Other income (expense)—net	173	48	40
Gain (loss), net on disposal of affiliate investments, subsidiaries and assets	(36)	(26)	9
Investment in affiliate impairments	—	—	(17)
Goodwill impairment	(108)	—	—
Income (loss) from continuing operations before income tax	(1,205)	456	230
Income tax (expense) benefit	(86)	(179)	(56)
Income (loss) from continuing operations	(1,291)	277	174
Income (loss) from discontinued operations, net of tax	—	10	—
Net income (loss)	(1,291)	287	174
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	11	(20)	(14)
Net income (loss) attributable to Bunge	(1,280)	267	160
Convertible preference share dividends and other obligations	(34)	(34)	(34)
Adjustment of redeemable noncontrolling interest	(8)	—	—
Net income (loss) available to Bunge common shareholders	$(1,322)	$233	$126
Earnings (loss) per common share—basic
Net income (loss) from continuing operations	$(9.34)	$1.58	$0.90
Net income (loss) from discontinued operations	—	0.07	—
Net income (loss) attributable to Bunge common shareholders	$(9.34)	$1.65	$0.90
Earnings (loss) per common share—diluted
Net income (loss) from continuing operations	$(9.34)	$1.57	$0.89
Net income (loss) from discontinued operations	—	0.07	—
Net income (loss) attributable to Bunge common shareholders	$(9.34)	$1.64	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(1,291)	$287	$174
Other comprehensive income (loss):
Foreign exchange translation adjustment (1)	1,359	(1,125)	203
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $(2), $1, and $(1)	1	99	(105)
Unrealized gains (losses) on investments, net of tax (expense) benefit of nil, nil, and $(1)	—	—	2
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $(2), $2, and $2	(19)	2	(41)
Pension adjustment, net of tax (expense) benefit of $2, $4, and $(4)	(24)	(16)	5
Total other comprehensive income (loss)	1,317	(1,040)	64
Total comprehensive income (loss)	26	(753)	238
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	25	14	(30)
Total comprehensive income (loss) attributable to Bunge	$51	$(739)	$208
(1) 2019 and 2018 includes the release of cumulative translation adjustments upon the disposition of certain of the Company's foreign subsidiaries and equity-method investments of $1,493 million and $29 million, respectively, which is recorded in Cost of goods sold and Other income (expense) - net, respectively, in the consolidated statements of income.

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$320	$389
Trade accounts receivable (less allowances of $108 and $113) (Note 19)	1,705	1,637
Inventories (Note 5)	5,038	5,871
Assets held for sale (Note 3)	72	—
Other current assets (Note 6)	3,113	3,171
Total current assets	10,248	11,068
Property, plant and equipment, net (Note 7)	4,132	5,201
Operating lease assets (Note 27)	796	—
Goodwill (Note 8)	611	727
Other intangible assets, net (Note 9)	583	697
Investments in affiliates (Note 11)	827	451
Deferred income taxes (Note 14)	442	458
Other non-current assets (Note 12)	678	823
Total assets	$18,317	$19,425
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 17)	$771	$750
Current portion of long-term debt (Note 18)	507	419
Trade accounts payable (includes $378 and $441 carried at fair value)	2,842	3,501
Current operating lease obligations (Note 27)	216	—
Liabilities held for sale (Note 3)	4	—
Other current liabilities (Note 13)	2,255	2,502
Total current liabilities	6,595	7,172
Long-term debt (Note 18)	3,716	4,203
Deferred income taxes (Note 14)	329	356
Non-current operating lease obligations (Note 27)	539	—
Other non-current liabilities	711	892
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests (Note 23)	397	424
Equity (Note 24):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2019 and 2018—6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding: 2019—141,813,142 shares, 2018—141,111,081 shares	1	1
Additional paid-in capital	5,329	5,278
Retained earnings	6,437	8,059
Accumulated other comprehensive income (loss) (Note 24)	(5,624)	(6,935)
Treasury shares, at cost; 2019 and 2018—12,882,313 shares	(920)	(920)
Total Bunge shareholders' equity	5,913	6,173
Noncontrolling interests	117	205
Total equity	6,030	6,378
Total liabilities and equity	$18,317	$19,425
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$(1,291)	$287	$174
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	1,825	18	52
Foreign exchange (gain) loss on net debt	139	139	21
(Gain) loss, net on disposal of affiliate investments and subsidiaries	55	26	(9)
Bad debt expense	9	64	28
Depreciation, depletion and amortization	548	622	609
Share-based compensation expense	39	46	29
Deferred income tax expense (benefit)	(24)	6	(23)
(Gain) loss on sale of investments and property, plant, and equipment	(93)	(1)	(12)
Other, net	(12)	21	36
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(257)	(110)	95
Inventories	504	(1,107)	(130)
Secured advances to suppliers	(100)	41	172
Trade accounts payable	(498)	335	25
Advances on sales	15	22	11
Net unrealized (gain) loss on derivative contracts	(258)	145	105
Margin deposits	63	(106)	(5)
Recoverable and income taxes, net	109	84	(78)
Accrued liabilities	43	1	25
Marketable Securities	(226)	52	(128)
Beneficial interest in securitized trade receivables	(1,289)	(1,909)	(3,001)
Other, net	(109)	60	29
Cash provided by (used for) operating activities	(808)	(1,264)	(1,975)
INVESTING ACTIVITIES
Payments made for capital expenditures	(524)	(493)	(662)
Acquisitions of businesses (net of cash acquired)	—	(981)	(369)
Proceeds from investments	449	1,098	961
Payments for investments	(393)	(1,184)	(944)
Settlement of net investment hedges	(56)	66	(20)
Proceeds from interest in securitized trade receivables	1,312	1,888	2,981
Proceeds from divestiture of businesses and disposal of property, plant and equipment	729	1	16
Payments for investments in affiliates	(39)	(4)	(126)
Proceeds from sale of investments in affiliates	19	—	—
Other, net	6	19	(18)
Cash provided by (used for) investing activities	1,503	410	1,819
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	182	286	18
Proceeds from short-term debt with maturities greater than 90 days	144	453	248
Repayments of short-term debt with maturities greater than 90 days	(310)	(253)	(224)
Proceeds from long-term debt	5,244	10,732	9,054
Repayments of long-term debt	(5,698)	(10,262)	(9,010)
Proceeds from the exercise of options for common shares	17	11	59
Dividends paid to preference shareholders	(34)	(34)	(34)
Dividends paid to common shareholders	(283)	(271)	(247)
Dividends paid to noncontrolling interests	(23)	(8)	(16)
Capital contributions (return of capital) from noncontrolling interests, net	(3)	(4)	(5)
Other, net	(7)	(19)	(23)
Cash provided by (used for) financing activities	(771)	631	(180)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	5	11	3
Net increase (decrease) in cash and cash equivalents, and restricted cash	(71)	(212)	(333)
Cash and cash equivalents, and restricted cash - beginning of period	393	605	938
Cash and cash equivalents, and restricted cash - end of period	$322	$393	$605
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
January 1, 2017	$—	6,900,000	$690	139,500,862	$1	$5,143	$8,208	$(5,978)	$(920)	$199	$7,343
Net income (loss)	—	—	—	—	—	—	160	—	—	14	174
Other comprehensive income (loss)	—	—	—	—	—	—	—	48	—	16	64
Dividends on common shares, $1.80 per share	—	—	—	—	—	—	(253)	—	—	—	(253)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(5)	(5)
Share-based compensation expense	—	—	—	—	—	29	—	—	—	—	29
Issuance of (conversion to) common shares	—	(300)	—	1,145,967	—	54	—	—	—	—	54
December 31, 2017	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
Net income (loss)	1	—	—	—	—	—	267	—	—	19	286
Other comprehensive income (loss)	(27)	—	—	—	—	—	—	(1,005)	—	(8)	(1,013)
Dividends on common shares, $1.96 per share	—	—	—	—	—	—	(276)	—	—	—	(276)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interest	450	—	—	—	—	—	—	—	—	—	—
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(3)	(3)
Share-based compensation expense	—	—	—	—	—	46	—	—	—	—	46
Impact of new accounting standards (1)	—	—	—	—	—	—	21	—	—	—	21
Issuance of (conversion to) common shares	—	(17)	—	464,252	—	6	—	—	—	—	6
December 31, 2018	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
Net income (loss)	(15)	—	—	—	—	—	(1,280)	—	—	4	(1,276)
Other comprehensive income (loss)	(12)	—	—	—	—	—	—	1,332	—	(2)	1,330
Redemption value adjustment	8	—	—	—	—	—	(8)	—	—	—	(8)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(36)	—	—	(71)	(107)
Dividends on common shares, $2.00 per share	—	—	—	—	—	—	(283)	—	—	—	(283)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	(8)	—	—	—	—	—	—	—	—	(16)	(16)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(4)	(4)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	—	39	—	—	—	—	39
Impact of adoption of new accounting standards (1)	—	—	—	—	—	—	21	(21)	—	—	—
Issuance of common shares, including stock dividends	—	—	—	702,061	—	12	(2)	—	—	—	10
December 31, 2019	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030
(1) See Note 1 for further details.

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
Edible Oil products—Bunge's Edible Oil Products segment produces and sells edible oil products, such as packaged and bulk oils and fats, shortenings, margarine, mayonnaise and other products derived from the vegetable oil refining process, and refines and fractionates palm oil, palm kernel oil, coconut oil, and shea butter. Bunge's edible oil products operations are located in North America, South America, Europe, Asia-Pacific, and Africa.
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
Sugar and Bioenergy—In December 2019, Bunge contributed its Brazilian sugar and bioenergy operations, forming the majority of its Sugar and Bioenergy segment, through which it produced and sold sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process, into a joint venture with the Brazilian biofuels business of BP p.l.c. ("BP"). The joint venture, BP Bunge Bioenergia, in which Bunge has a 50% interest, operates on a stand-alone basis, with a total of 11 mills located across the Southeast, North and Midwest regions of Brazil. As a result of this transaction, Bunge no longer consolidates its Brazilian sugar and bioenergy operations in its consolidated financial statements, and accounts for its interest in the joint venture under the equity method of accounting.
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
Basis of Presentation—The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The accounting policies used to prepare these financial statements are the same as those used to prepare the consolidated financial statements in prior years, except as described in these notes or for the adoption of new standards as outlined below.
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
Bunge has significant operations in Argentina and, up until June 30, 2018, had utilized the official exchange rate of the Argentine peso published by the Argentine government for its commercial transactions and remeasurement purposes of financial statements. Argentina has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates, requiring the Argentine government to take mitigating actions. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, Bunge's Argentine subsidiaries changed their functional currency to the U.S. Dollar. This change in functional currency did not have a material impact on Bunge's consolidated financial statements.
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
Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents include time deposits and readily marketable securities with original maturity dates of three months or less at the time of acquisition. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sums to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(US$ in millions)	2019	2018	2017
Cash and cash equivalents	$320	$389	$601
Restricted cash included in other current assets	2	4	4
Total	$322	$393	$605

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
Under this guidance, a class of receivables is considered impaired, based on current information and events, if Bunge determines it probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income is suspended once the borrower defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined not to be probable. No additional interest income is accrued from the point of default until ultimate recovery, at which time amounts collected are credited first against the receivable and then to any unrecognized interest income.
Inventories—Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. All of Bunge's RMI are recorded at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing, and have predictable and insignificant disposal costs. Changes in the fair values of RMI are recognized in earnings as a component of Cost of goods sold.
Inventories other than RMI are stated at the lower of cost or market by inventory product class. Cost is determined using primarily the weighted-average cost method.
Fair Value Measurements—Bunge determines fair value based on the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Bunge determines the fair values of its readily marketable inventories, derivatives, and certain other assets based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The fair value standard describes three levels within its hierarchy that may be used to measure fair value.

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

Based on historical experience with Bunge’s suppliers and customers, Bunge’s own credit risk, and knowledge of current market conditions, Bunge does not view nonperformance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.
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
The majority of Bunge's exchange traded agricultural commodity futures are settled daily, generally through its clearing subsidiary and, therefore, such futures are not included in the assets and liabilities that are accounted for at fair value on a recurring basis.
Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables (see Note 16, Derivative instruments and hedging activities). Additionally, commodity contracts relating to forward sales of commodities in the Company’s Agribusiness segment, such as soybeans, soybean meal and oil, corn, and wheat, are accounted for as derivatives at fair value under ASC 815 (see Revenue Recognition below).
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
Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation. Major improvements that extend either the life, capacity, efficiency, or improve the safety of an asset are capitalized, while maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the future retirement of capitalized assets are capitalized as part of the cost of the related asset. Bunge generally capitalizes eligible costs to acquire or develop internal-use software that are incurred during the application development stage. Interest costs on borrowings during construction/completion periods of major capital projects are also capitalized.
Depreciation is computed based on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for property, plant and equipment are as follows:

Years
Buildings	10 - 50
Machinery and equipment	7 - 25
Furniture, fixtures and other	3 - 20

Goodwill—Goodwill represents the cost in excess of the fair value of net assets acquired in a business acquisition. Goodwill is not amortized but is tested annually for impairment, or between annual tests if events or circumstances indicate potential impairment. Bunge's annual impairment testing is generally performed during the fourth quarter of its fiscal year.
Goodwill is tested for impairment at the reporting unit level, which has been determined to be the Company's operating segments or one level below the operating segments in certain instances (see Note 8, Goodwill).
Other Intangible Assets—Finite lived intangible assets primarily include trademarks, customer relationships and lists, port facility usage rights, and patents that are amortized on a straight-line basis over their contractual or legal lives, or their estimated useful lives where such lives are not determined by law or contract (see Note 9, Other intangible assets).
Impairment of Property, Plant and Equipment and Finite Lived Intangible Assets—Bunge reviews its property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Bunge bases its evaluation of recoverability on such indicators as the nature, future economic benefits, and geographic locations of the assets, historical or future profitability measures, and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge evaluates potential impairment using undiscounted estimated future cash flows. If such undiscounted future cash flows during the asset's remaining useful life are below its carrying value, a loss is recognized for the shortfall, measured by the present value of the estimated future cash flows or by third-party appraisals. Bunge records impairments related to property, plant and equipment and finite-lived intangible assets used in the processing of its products in cost of goods sold in its consolidated statements of income. Any impairment of marketing or brand assets is recognized in selling, general and administrative expenses in the consolidated statements of income (see Note 10, Impairments).
Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Investments in Affiliates—Bunge has investments in various unconsolidated joint ventures accounted for using the equity method or cost method. Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time that the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. (see Note 10, Impairments and Note 11, Investments in affiliates).
Revenue Recognition—The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). Additional information about the Company’s revenues can be found in Note 28, Segment Information.
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

Revenue from commodity contracts is recognized in Net sales for the contracted amount when the contracts are settled at a point in time by transferring control of the commodity to the customer, similarly to revenue recognized from contracts with customers under ASC 606. From inception through settlement, these forward sales arrangements are recorded at fair value under ASC 815 with unrealized gains and losses recognized in Cost of goods sold and carried on the consolidated balance sheet as Current assets (see Note 6, Other current assets) or Current liabilities (see Note 13, Other current liabilities), respectively. Further information about the fair value of these contracts is presented in Note 15, Fair value measurements.

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
Share-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 26, Share-based compensation). Bunge accounts for share-based compensation based on the grant date fair value. Share-based compensation expense is recognized on a straight-line basis over the requisite service period.
Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the carrying amounts of existing assets and liabilities in Bunge's financial statements and their respective tax bases. Deferred tax assets are reduced by valuation allowances if current evidence does not suggest that the deferred tax asset will be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in Income tax (expense) benefit in the consolidated statements of income (see Note 14, Income taxes).
Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $15 million, $15 million and $20 million for the years ended December 31, 2019, 2018 and 2017, respectively.
New Accounting Pronouncements—In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses ("CECL") model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The new guidance will be effective for Bunge starting January 1, 2020. The Company will adopt the guidance under a modified-retrospective approach with a cumulative effect adjustment to opening Retained earnings as of the effective date. The adoption of this standard is not expected to have a material impact on Bunge's consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes, which reduces complexity in the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. Bunge is evaluating the impact of this standard on its consolidated financial statements.

Recently Adopted Accounting Pronouncements—On January 1, 2019 the Company adopted ASU 2016-02, Leases (Topic 842). Under the new provisions, all leases, except short-term leases, are recognized on the balance sheet as right-of-use assets and lease liabilities for the obligation to make payments under such leases. The Company elected the amended transition approach provided by ASU 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to apply the guidance as of the date of initial application by recognizing a cumulative-effect adjustment to opening Retained earnings, with no retrospective adjustments. The Company also elected the package of practical expedients that permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification, and initial direct costs, as well as the practical expedient to not separate lease components from non-lease components in accounting for all classes of underlying assets. Upon adoption, the Company recorded $1,006 million of operating lease assets and $962 million of operating lease liabilities. Included in Operating lease assets at January 1, 2019 was $44 million of prepaid lease balances that were reclassified from Other non-current assets.

On January 1, 2019 the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from Accumulated other comprehensive income ("AOCI") to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("Tax Act"). Consequently, the ASU eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. However, because this ASU only relates to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in Income (loss) from continuing operations is not affected. The Company's stranded tax effects relate to unrecognized costs associated with certain pension plans for which the tax benefit was initially recorded to AOCI. Absent this ASU, the Company's policy is to release stranded tax effects upon the pension plans' termination. Upon the adoption of this ASU, the Company elected to reclassify the income tax effects of the Tax Act, resulting in a decrease to AOCI and an increase to Retained earnings of $21 million.

On January 1, 2019 the Company adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 from the goodwill impairment test. Instead the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

2. GLOBAL COMPETITIVENESS PROGRAM AND PORTFOLIO RATIONALIZATION INITIATIVES
Global Competitiveness Program - In July 2017, the Company announced a comprehensive global competitiveness program to improve its cost position and deliver increased value to shareholders (the “Global Competitiveness Program” or "GCP"). The GCP was fully implemented by the end of 2019, and has reduced the Company’s overhead costs. The Company identified key elements of its strategy to meet this goal, including adopting a zero-based budgeting process that will target excess costs in specific budget categories and improving efficiency and scalability by simplifying organizational structures, streamlining processes and consolidating back office functions globally, including the relocation of the Company’s global headquarters. As part of the GCP, Bunge offered a voluntary early retirement program to certain U.S. based salaried employees. Costs associated with the early retirement program are reflected in severance and other employee benefit costs for the year ended December 31, 2017. In conjunction with the GCP, the Company has implemented other cost reduction and strategic initiatives to enhance the efficiency and performance of the Company’s business.

The table below sets forth, by type and segment, the costs recorded for the GCP and other associated initiatives for the years ended December 31, 2019, 2018, and 2017:

(US$ in millions)	Agribusiness Segment	Edible Oils Segment	Milling Segment	Sugar and Bioenergy Segment	Fertilizer Segment	Total
2019
Severance and Other Employee Benefit Costs	$19	$6	$4	$—	$—	$29
Consulting and Professional Services	4	2	—	1	—	7
Other Program Costs	6	2	1	1	—	10
Total Program Costs	$29	$10	$5	$2	$—	$46

2018
Severance and Other Employee Benefit Costs	$15	$2	$1	$2	$2	$22
Consulting and Professional Services	18	4	3	4	1	30
Other Program Costs	6	1	—	1	—	8
Total Program Costs	$39	$7	$4	$7	$3	$60

2017
Severance and Other Employee Benefit Costs	$39	$12	$6	$1	$1	$59
Consulting and Professional Services	10	4	1	3	—	18
Other Program Costs	—	—	—	—	—	—
Total Program Costs	$49	$16	$7	$4	$1	$77

In addition to the above charges, for the year ended December 31, 2017, $13 million of severance and other employee benefit costs were recorded related to other industrial productivity initiatives. For the years ended December 31, 2019, 2018, and 2017 $4 million, $9 million, and $35 million, respectively, of the above costs were recorded in Cost of goods sold ("COGS") and $42 million, $51 million, and $55 million, respectively, were recorded in Selling, general and administrative expenses ("SG&A").

Bunge's liability associated with the GCP and other associated initiatives is primarily comprised of accruals for severance and other employee benefit costs. The following table sets forth the activity affecting the liability for severance and other employee benefit costs related to the GCP and other associated initiatives, which is recorded in Other current liabilities on the consolidated balance sheet.

(US$ in millions)	Severance and Other Employee Benefit Costs
Balance at December 31, 2017	$45
Charges incurred	22
Cash payments	(64)
Balance at December 31, 2018	$3
Charges incurred	29
Cash payments	(21)
Balance at December 31, 2019	$11

Portfolio Rationalization Initiatives - The Company's portfolio rationalization initiatives may include the sale or disposal of long-lived assets and certain other investments, resulting in certain gains and charges being recorded in earnings. For the years ended December 31, 2019, 2018, and 2017, $1,761 million, $39 million and $45 million, respectively, of such charges have been recognized. Non-cash charges in 2019, including impairment and a loss on sale, of $1,524 million, recorded in COGS, $49 million recorded in Other income (expense)-net, and $2 million, recorded in SG&A, relate to the formation of a joint venture involving the company's sugar and bioenergy operations in Brazil, as further discussed below. Additional non-cash impairment charges of $28 million, recorded in SG&A, primarily relate to operating lease assets and leasehold improvements associated with the relocation of the company's global headquarters, and $152 million of non-cash impairment charges, recorded in COGS, relate to PP&E and intangible assets subject to portfolio rationalization initiatives. The Company also incurred a loss on the sale of an equity method investment of $6 million, recorded in Other income (expense)-net. Of the above charges recorded in the year ended December 31, 2019, $1,590 million, $100 million, $41 million, $29 million, and $1 million were recorded in the company's Sugar and Bioenergy, Agribusiness, Edible Oils Products, Milling Products, and Fertilizer segments, respectively.
On December 2, 2019, the Company and BP completed the formation of BP Bunge Bioenergia, the Brazilian bioenergy joint venture that combines their Brazilian bioenergy and sugarcane ethanol businesses. Pursuant to the business combination agreement, the Company and BP contributed their respective interests in their Brazilian sugar and bioenergy operations to the joint venture. The Company received cash proceeds of $775 million in the transaction, comprising $700 million in respect of non-recourse debt of the Company assumed by the joint venture at closing, and an additional $75 million from BP, before customary closing adjustments. The Company used the proceeds to reduce outstanding indebtedness under its credit facilities. The joint venture agreements provide for certain exit rights of the parties, including private sale rights beginning 18 months after closing and the ability by the Company to trigger an initial public offering of the joint venture after two years from closing, enabling future monetization potential.
In connection with its entry into the business contribution agreement, the Company classified the assets and liabilities to be transferred to the joint venture under the business contribution agreement as held for sale in its condensed, consolidated financial statements in the quarter ended September 30, 2019. Accordingly, the Company recorded those assets and liabilities at fair value, less estimated transaction costs. As a result of the classification as held for sale, the Company recognized an impairment charge in its Sugar and Bioenergy segment, principally related to the recognition of cumulative currency translation effects, of $1,524 million, recorded in COGS, in the quarter ended September 30, 2019. Additional charges of $65 million were recorded in the quarter ended December 31, 2019 related to a loss on sale and closing and other costs associated with the transaction.

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

The following table summarizes the allocation of the fair values of the assets acquired and liabilities assumed at the acquisition date, as included in Bunge's consolidated balance sheet:

(US$ in millions)
Cash and cash equivalents	$82
Accounts receivable	146
Inventories	406
Other current assets	66
Property, plant and equipment	411
Other intangible assets	464
Goodwill	242
Total assets	1,817
Trade accounts payable	(109)
Other current liabilities	(100)
Deferred income taxes	(143)
Other non-current liabilities	(35)
Total liabilities	(387)
Redeemable noncontrolling interest	(450)
Net assets acquired	$980

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
The following table provides the details of other intangible assets acquired, by major class and weighted average useful life:

(US$ in millions)	Useful life
Customer relationships	15 years	$265
Intellectual property	10 years	120
Trade names	15 years	51
Favorable leases	38 years	26
Other	various	2
Total Other intangible assets		$464

The fair value in the opening balance sheet of the 30% redeemable noncontrolling interest in Loders was estimated to be $450 million. The fair value was estimated based on 30% of the total equity value of Loders based on the transaction price for the 70% stake in Loders, considering the cash paid and the value of the put/call provisions. See Note 23 for more information related to this redeemable noncontrolling interest.

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

The supplemental pro forma amounts for Income (loss) from continuing operations above have been adjusted to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to Property, plant and equipment and Other intangible assets had been applied on January 1, 2017. Additionally, these amounts were also adjusted to reflect additional interest expense on the $1 billion of senior notes issued in connection with the acquisition, as if such issuance occurred on January 1, 2017. Supplemental pro forma Income (loss) from continuing operations for the year ended December 31, 2018 was also adjusted to exclude $19 million of acquisition and integration related costs incurred in 2018, while 2017 supplemental pro forma Income (loss) from continuing operations was adjusted to include these charges.
Supplemental pro forma financial information is not necessarily indicative of the Company's actual results of operations if the acquisition had been completed at the date indicated, nor is it necessarily an indication of future operating results. Amounts do not include any operating efficiencies or cost savings that the Company believes are achievable.
Other acquisitions
On January 30, 2018, Bunge acquired Minsa Corporation ("Minsa USA") for $75 million. As a result of the transaction, Bunge acquired two corn mills in the United States. The purchase price allocation resulted in $37 million allocated to Property, plant and equipment, $20 million to finite-lived Other intangible assets, $(1) million to other net assets and liabilities, and $19 million to Goodwill, all recorded in the Milling Products segment.

Dispositions
On December 2, 2019, Bunge and BP plc completed the formation of BP Bunge Bioenergia, a Brazilian bioenergy joint venture. As part of the transaction, Bunge contributed its interests in its Brazilian sugar and bioenergy operations to the joint venture and received cash proceeds of $775 million in the transaction, comprising $700 million in respect of non-recourse debt of the Company assumed by the joint venture at closing, and an additional $75 million from BP, before customary closing adjustments. As a result of this transaction, Bunge will account for the joint venture as an equity method investment. See Note 2 for further information related to this transaction.
On December 20, 2019, Bunge announced that it has entered into an agreement to sell its margarine and mayonnaise assets in Brazil. The transaction includes three production plants and the brands used for these two products. The completion of the sale is subject to regulatory approval and is expected to close during 2020. In connection with this agreement, the Company has classified the assets and liabilities to be sold as held for sale in its consolidated financial statements as of December 31, 2019. The following table presents the major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the Consolidated Balance Sheet at December 31, 2019:

(US$ in millions)
Inventories	$19
Property, plant, and equipment, net	49
Other intangible assets, net	4
Assets held for sale	$72

Other current liabilities	$4
Liabilities held for sale	$4

4. TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its global trade flows. For the years ended December 31, 2019 and 2018, net returns from these activities were $27 million and $30 million, respectively, and were included as a reduction of cost of goods sold in the accompanying consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”), each based on an underlying commodity trade flow, from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
As of December 31, 2019 and 2018, time deposits and LCs of $3,409 million and $4,729 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At December 31, 2019 and 2018, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.10% and 3.76%, respectively. During the years ended December 31, 2019, 2018 and 2017, total net proceeds from issuances of LCs were $3,318 million, $4,657 million and $8,174 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.

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

	December 31,
(US$ in millions)	2019	2018
Agribusiness(1)	$4,002	$4,551
Edible Oil Products(2)	770	742
Milling Products	194	220
Sugar and Bioenergy(3)	6	280
Fertilizer	66	78
Total	$5,038	$5,871

(1)
Includes RMI of $3,796 million and $4,365 million at December 31, 2019 and 2018, respectively. Of these amounts $2,589 million and $3,300 million can be attributable to merchandising activities at December 31, 2019 and 2018, respectively.

(2)	Includes RMI of $133 million and $88 million at December 31, 2019 and 2018, respectively.

(3)
Includes RMI of $5 million and $79 million at December 31, 2019 and 2018, respectively. Of these amounts, $0 million and $74 million can be attributable to merchandising activities at December 31, 2019 and 2018, respectively.

6. OTHER CURRENT ASSETS
Other current assets consist of the following:

	December 31,
(US$ in millions)	2019	2018
Unrealized gains on derivative contracts, at fair value	$927	$1,071
Prepaid commodity purchase contracts (1)	153	253
Secured advances to suppliers, net (2)	346	257
Recoverable taxes, net	476	500
Margin deposits	285	348
Marketable securities, at fair value, and other short-term investments	393	162
Deferred purchase price receivable (3)	105	128
Income taxes receivable	37	102
Prepaid expenses	221	165
Other	170	185
Total	$3,113	$3,171

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $1 million and $1 million at December 31, 2019 and December 31, 2018, respectively.

Interest earned on secured advances to suppliers of $26 million, $30 million and $44 million, for the years ended December 31, 2019, 2018 and 2017, respectively, is included in Net sales in the consolidated statements of income.

(3)	Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge's trade receivables securitization program (see Note 19).
Marketable Securities and Other Short-Term Investments—Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the consolidated balance sheets as marketable securities and other short-term investments.

	December 31,
(US$ in millions)	2019	2018
Foreign government securities	$212	$55
Corporate debt securities	161	91
Certificate of deposits/time deposits	—	15
Equity securities	14	—
Other	6	1
Total marketable securities and other short-term investments	$393	$162

As of December 31, 2019 and 2018, $387 million and $144 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the twelve months ended December 31, 2019, unrealized gains of $32 million have been recorded for investments still held at December 31, 2019.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2019	2018
Land	$390	$403
Biological assets	—	663
Buildings	2,046	2,139
Machinery and equipment	4,834	5,664
Furniture, fixtures and other	587	581
Construction in progress	303	435
Gross book value	8,160	9,885
Less: accumulated depreciation and depletion	(4,028)	(4,684)
Total property, plant and equipment, net	$4,132	$5,201

Bunge's capital expenditures amounted to $528 million, $490 million, and $633 million during the years ended December 31, 2019, 2018 and 2017, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $1 million, $4 million, and $6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation and depletion expense was $489 million, $565 million and $580 million for the years ended December 31, 2019, 2018 and 2017, respectively.

8. GOODWILL
Bunge performs its annual goodwill impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, the Company performs an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, the Company: (1) verifies there are no changes to its reporting units with goodwill balances; (2) allocates goodwill to its various reporting units to which the acquired goodwill relates; (3) determines the carrying value, or book value, of its reporting units; (4) estimates the fair value of each reporting unit using a discounted cash flow model and/or using market multiples; (5) compares the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, the Company recognizes an impairment charge for such amount, but not exceeding the total amount of goodwill allocated to that reporting unit.
Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment.

Changes in the carrying value of goodwill by segment for the years ended December 31, 2019 and 2018 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy (3)	Fertilizer	Total
Goodwill, gross of impairments	$253	$107	$172	$514	$1	$1,047
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)
Balance, December 31, 2017, net	251	94	169	—	1	515
Goodwill acquired(1)	—	242	19	—	—	261
Foreign currency translation	(18)	(18)	(13)	—	—	(49)
Goodwill, gross of impairments	235	331	178	514	1	1,259
Accumulated impairment losses	(2)	(13)	(3)	(514)	—	(532)
Balance, December 31, 2018, net	233	318	175	—	1	727
Foreign currency translation	(5)	(4)	1	—	—	(8)
Impairments(2)	—	(108)	—	—	—	(108)
Goodwill, gross of impairments	230	327	179	—	1	737
Accumulated impairment losses	(2)	(121)	(3)	—	—	(126)
Balance, December 31, 2019, net	$228	$206	$176	$—	$1	$611

(1)
Edible Oils goodwill relates to the Loders acquisition and the Milling Products goodwill relates to the Minsa USA acquisition. See Note 3, Business acquisitions and dispositions, for complete business acquisition details.

(2)
During the fourth quarter of 2019, the Company recorded an impairment charge related to the goodwill of its Loders reporting unit. The impairment resulted from a downward revision of forecasted future cash flows, as during 2019, the Loders reporting unit did not achieve its forecasted earnings targets due to operational delays at certain facilities, as well as delays in realizing certain expected synergies from the acquisition. The fair value of the Loders reporting unit was determined based on a weighted-average discounted cash flow model, comprising different scenarios and assumptions of the long-term revenues, costs, synergies, growth rates, capital expenditures and other related cash flows associated with each scenario.

(3)
During 2019, the Company contributed its Brazilian sugar and bioenergy operations into a joint venture with BP, forming BP Bunge Bioenergia. As such, historical goodwill, gross of impairments, and accumulated impairment losses have been derecognized from the consolidated financial statements.

9. OTHER INTANGIBLE ASSETS
Other intangible assets are all finite-lived and consist of the following:

	December 31,
(US$ in millions)	2019	2018
Gross carrying amount:
Trademarks/brands	$190	$235
Licenses	11	12
Port rights	85	141
Customer Relationships	356	372
Patents	133	135
Other	99	95
	874	990
Accumulated amortization:
Trademarks/brands	(81)	(106)
Licenses	(9)	(10)
Port rights	(22)	(37)
Customer Relationships	(75)	(54)
Patents	(43)	(32)
Other	(61)	(54)
	(291)	(293)
Other intangible assets, net	$583	$697
In 2018, Bunge acquired $282 million of customer relationships, $120 million of patents, $55 million of brands and trademarks, and $28 million other intangible assets, as part of the Loders and Minsa USA acquisitions. Bunge allocated $465 million to the Edible Oils segment and $20 million to the Milling segment. Finite lives of these intangibles range from 10 to 38 years.
Amortization expense was $55 million, $57 million and $29 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated annual future amortization expense is $36 million for 2020 through 2024. During 2019, Bunge recorded an impairment charge of $11 million related to a customer relationship intangible asset in its Milling Products segment.

10. IMPAIRMENTS
For the year ended December 31, 2019, Bunge recorded pre-tax, impairment charges of $1,825 million, of which $37 million, $1,678 million and $110 million are recorded in SG&A, COGS, and Other income (expense)—net ("Other"), respectively, in its consolidated statement of income. These amounts are primarily made up of $1,526 million relating to the contribution of the Company's Brazilian sugar and bioenergy operations to the newly formed BP Bunge Bioenergia joint venture, $158 million relating to the impairment of property, plant and equipment and right-of-use assets, primarily associated with portfolio rationalization initiatives, $108 million related to a goodwill impairment charge associated with the acquisition of Loders, $22 million related to the relocation of the Company's global headquarters, and an $11 million intangible asset impairment charge. The charges were recorded in the following segments; $1,535 million to Sugar and Bioenergy, $154 million to Edible Oils, $105 million to Agribusiness, $29 million to Milling, and $2 million to Other.
For the year ended December 31, 2018, Bunge recorded pre-tax, impairment charges of $18 million, of which $7 million, $10 million and $1 million are recorded in SG&A, COGS, and Other, respectively, in its consolidated statement of income. These amounts primarily comprise $10 million relating to the impairment of property, plant and equipment at a port in Poland, in the Agribusiness segment, and a $6 million write-off of various machinery and equipment in Brazil, of which $5 million related to the Sugar and Bioenergy segment, and $1 million to Agribusiness.

For the year ended December 31, 2017 Bunge recorded pre-tax impairment charges of $52 million, of which $19 million, $16 million and $17 million are in SG&A, COGS, and Other, respectively, in its consolidated statement of income. These amounts primarily comprise $25 million related to the impairment of property, plant and equipment of feedmills in China, a port in Poland and various machinery and equipment in Brazil, primarily in the Agribusiness segment, $17 million related to the impairment of two investments in affiliates in the Agribusiness and Sugar and Bioenergy segments, and $7 million related to an intangible asset impairment of patents.
The fair values of the assets were determined utilizing discounted future expected cash flows, and in the case of equity method investments, net market value based on broker quotes of similar assets.

11. INVESTMENTS IN AFFILIATES
Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. The Company records its interest in the net earnings of its equity method investees, along with the amortization of basis differences, within Other income (expense) - net, in the Consolidated Statements of Income. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment, and are amortized over the lives of the related assets that gave rise to them. At December 31, 2019, the aggregate of all basis differences was a credit of $136 million, primarily associated with BP Bunge Bioenergia. Certain equity method investments at December 31, 2019 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.
Agribusiness
Agricola Alvorada S.A. - Bunge has a 37% ownership interest in an agribusiness company in Brazil which complements its grain origination business.
Agrofel Grãos e Insumos. - Bunge has a 30% ownership interest in an agricultural inputs reseller in Brazil which complements its soybean origination business.
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
Navegações Unidas Tapajós S.A. ("Tapajos") - Bunge has a 50% ownership interest in Tapajos, a joint venture with Amaggi Exportaçao E Importaçao to operate inland waterway transportation between the municipalities of Itaituba and Barcarena, Brazil. The Tapajos complex is mainly dedicated to exporting soybeans and grains from Brazil.
Terminais do Graneis do Guaruja ("TGG") - Bunge has a 57% ownership interest in TGG, a joint venture with Amaggi International Ltd. to operate a port terminal in Santos, Brazil, for the reception, storage and shipment of solid bulk cargoes.
Terminal Fronteira Norte Logística S.A.("TFN") - Bunge has a 50% ownership interest in TFN, a joint venture with Amaggi Exportaçao E Importaçao to operate a port terminal in Barcarena, Brazil. The TFN complex is mainly dedicated to exporting soybeans and corn from Brazil.
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
Vietnam Agribusiness Holdings Ptd. Ltd ("VAH") - Bunge has a 45% ownership in VAH, an oilseed processing facility joint venture with Wilmar International Limited ("Wilmar") and Quang Dung, a leading Vietnamese soybean meal distributor, in Vietnam. Bunge and Wilmar own equal 45% interests in the joint venture and Quang Dung owns the remaining 10%.
Sugar and Bioenergy
BP Bunge Bioenergia - Bunge has a 50% ownership interest in BP Bunge Bioenergia, a joint venture with BP plc, a leading company in the ethanol, biopower, and sugar market in Brazil.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ProMaiz - Bunge has a 50% ownership interest in a corn wet milling facility joint venture with AGD in Argentina for the production of ethanol.

Summarized financial information, combined, for all of Bunge's equity method investees is as follows:

	December 31,
(US$ in millions)	2019	2018
Current assets	$1,809	$897
Noncurrent assets	3,822	1,727
Total assets	$5,631	$2,624

Current liabilities	$1,344	$581
Noncurrent liabilities	2,028	839
Total liabilities	$3,372	$1,420

	Years ended December 31,
(US$ in millions)	2019	2018	2017
Net Sales	$3,611	$3,923	$2,953
Gross Profit	359	264	157
Net income	95	61	—

12. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2019	2018
Recoverable taxes, net (1)	$48	$112
Judicial deposits (1)	106	115
Other long-term receivables	6	8
Income taxes receivable (1)	208	221
Long-term investments	83	91
Affiliate loans receivable	29	29
Long-term receivables from farmers in Brazil, net (1)	69	93
Other	129	154
Total	$678	$823

(1)	These non-current assets arise primarily from Bunge's Brazilian operations and their realization could take several years.
Recoverable taxes, net—Recoverable taxes are reported net of allowances of $41 million and $27 million at December 31, 2019 and 2018, respectively.
Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These funds are held in judicial escrow related to certain legal proceedings pending legal resolution and bear interest at the SELIC rate, which is the benchmark rate of the Brazilian central bank.

Income taxes receivable—Income taxes receivable includes overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be utilized to settle future income tax obligations. Income taxes receivable in Brazil bear interest at the SELIC rate.
Affiliate loans receivable—Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with a remaining maturity of more than one year.
Long-term receivables from farmers in Brazil, net—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6) and reclassified to Other non-current assets when collection issues with farmers arise and amounts become past due and resolution of matters is expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2019 and 2018 was $186 million and $215 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2019		December 31, 2018
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$95	$85	$105	$89
Renegotiated amounts (2)	11	11	17	17
For which no allowance has been provided:
Legal collection process (1)	50	—	51	—
Renegotiated amounts (2)	5	—	10	—
Other long-term receivables	4	—	16	—
Total	$165	$96	$199	$106

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Year Ended December 31,
(US$ in millions)	2019	2018
Beginning balance	$106	$113
Bad debt provisions	6	20
Recoveries	(11)	(8)
Write-offs	(2)	(2)
Foreign currency translation	(3)	(17)
Ending balance	$96	$106

13. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2019	2018
Accrued liabilities	$602	$618
Unrealized losses on derivative contracts at fair value	766	1,192
Advances on sales	411	405
Other	476	287
Total	$2,255	$2,502

14. INCOME TAXES
Bunge operates globally and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities, as well as tax agreements and treaties among these jurisdictions. Bunge's income tax provision is impacted by, among other factors, changes in tax laws, regulations, agreements and treaties, currency exchange rates, and Bunge's profitability in each tax jurisdiction.
Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.
The components of Income (loss) from continuing operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
United States	$(4)	$233	$21
Non-United States	(1,201)	223	209
Total	$(1,205)	$456	$230

The components of the Income tax expense (benefit) are:

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
Current:
United States	$32	$33	$45
Non-United States	78	140	34
	110	173	79
Deferred:
United States	(25)	4	20
Non-United States	1	2	(43)
	(24)	6	(23)
Total	$86	$179	$56

Reconciliation of the Income tax expense (benefit) if computed at the U.S. Federal income tax rate to Bunge's reported Income tax expense (benefit) is as follows:

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
Income (loss) from continuing operations before income tax	$(1,205)	$456	$230
Income tax rate	21%	21%	35%
Income tax expense at the U.S. Federal tax rate	(253)	96	80
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	(66)	24	(38)
Valuation allowances	66	114	43
Fiscal incentives(1)	(43)	(43)	(42)
Foreign exchange on monetary items	12	24	(9)
Tax rate changes	(8)	4	(62)
Non-deductible expenses	11	8	27
Uncertain tax positions	(29)	22	(48)
Deferred balance adjustments	(5)	—	(4)
Equity distributions, net	(7)	(31)	—
Transition tax	(11)	(15)	105
Tax exempt investments	—	—	(14)
Tax credits	(7)	(5)	(8)
Incremental tax on future distributions	—	(26)	27
State taxes	3	8	(4)
Goodwill impairment - Loders	28	—	—
Losses on Brazilian sugar and bioenergy contribution to joint venture	379	—	—
Other	16	(1)	3
Income tax (benefit) expense	$86	$179	$56

(1)	Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2019	2018
Deferred income tax assets:
Net operating loss carryforwards	$530	$781
Operating lease obligations	239	—
Employee benefits	110	116
Tax credit carryforwards	44	12
Inventories	1	—
Accrued expenses and other	259	340
Total deferred tax assets	1,183	1,249
Less valuation allowances	(404)	(766)
Deferred tax assets, net of valuation allowance	779	483
Deferred income tax liabilities:
Property, plant and equipment	286	233
Operating lease assets	239	—
Undistributed earnings of affiliates	9	6
Investments	13	16
Intangibles	119	100
Inventories	—	26
Total deferred tax liabilities	666	381
Net deferred tax assets	$113	$102

As of December 31, 2019, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $183 million and accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes in the form of withholding taxes to the recipient for an amount of approximately $37 million.

At December 31, 2019, Bunge's pre-tax loss carryforwards totaled $2,011 million, of which $1,488 million have no expiration, including loss carryforwards of $713 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not allow consolidated tax filings. As a result, realization of these carryforwards may take in excess of five years. At December 31, 2018, Bunge’s pre-tax loss carryforwards totaled $2,909 million, of which $2,340 million had no expiration, including loss carryforwards of $1,434 million in Brazil. The decrease in pre-tax loss carryforwards from 2018 to 2019 is primarily attributable to the contribution of the Company’s Brazilian sugar and bioenergy operations to the newly formed BP Bunge Bioenergia joint venture.
The remaining tax loss carryforwards expire at various periods beginning in 2020 through the year 2038.
Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.
As of December 31, 2019 and 2018, Bunge has recorded valuation allowances of $404 million and $766 million, respectively. The net decrease of $362 million is primarily attributable to the contribution of the Company's Brazilian sugar and bioenergy operations to the newly formed BP Bunge Bioenergia joint venture.
Unrecognized Tax Benefits—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. At December 31, 2019 and 2018, respectively, Bunge had recorded unrecognized tax benefits of $51 million and $120 million in Other non-current liabilities and $2 million and $0 million in Current liabilities in its consolidated balance sheets. During 2019, 2018 and 2017, respectively, Bunge recognized $(11) million, $(4) million and $(9) million of interest and penalty charges in Income tax expense (benefit) in the consolidated statements of income. At December 31, 2019 and 2018, respectively, Bunge had included accrued interest and penalties of $12 million and $23 million within the related tax liability line in the consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(US$ in millions)	2019	2018	2017
Balance at January 1,	$390	$421	$409
Additions based on tax positions related to the current year	2	41	34
Additions based on tax positions related to prior years	7	21	13
Reductions for tax positions of prior years	(27)	(54)	(43)
Settlements with tax authorities	(26)	(1)	—
Expiration of statute of limitations	(11)	(19)	(32)
Reductions due to dispositions	(19)	—	—
Foreign currency translation	(5)	(19)	40
Balance at December 31,	$311	$390	$421

Bunge believes that it is reasonably possible that approximately $25 million of its unrecognized tax benefits may be recognized by the end of 2021 as a result of a lapse of the statute of limitations or resolution with the tax authorities.
Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States jurisdictions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities:

Open Tax Years
North America	2014 - 2019
South America	2013 - 2019
Europe	2006 - 2019
Asia-Pacific	2006 - 2019

As of December 31, 2019, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2016 of approximately 5,464 million Brazilian reais (approximately $1,356 million), plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of 7 million Brazilian reais (approximately $2 million) as of December 31, 2019.
In addition, as of December 31, 2019, Bunge’s Argentine subsidiary had received income tax assessments relating to 2006 through 2009 of approximately 1,276 million Argentine pesos (approximately $21 million), plus applicable interest on the outstanding amount of approximately 6,270 million Argentine pesos (approximately $104 million).
Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with the exception of unrecognized tax benefits discussed above) in Brazil and Argentina and is vigorously defending its position against these assessments.
Bunge made cash income tax payments, net of refunds received, of $123 million, $(1) million and $89 million during the years ended December 31, 2019, 2018, and 2017 respectively.
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

15. FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Trade accounts receivable, trade accounts payable, and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 4 for trade structured finance program, Note 12 for long-term receivables from farmers in Brazil, net and other long-term investments, Note 18 for long-term debt, and Note 20 for employee benefit plans. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
For a definition of fair value and the associated fair value levels, refer to Note 1, Nature of Business, Basis of Presentation and Significant Accounting Policies.
The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2019				December 31, 2018
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$3,703	$231	$3,934	$—	$4,286	$246	$4,532
Unrealized gain on derivative contracts (1):
Interest rate	—	45	—	45	—	6	—	6
Foreign exchange	—	331	—	331	—	473	—	473
Commodities	34	481	9	524	128	407	18	553
Freight	10	—	—	10	6	—	6	12
Energy	56	—	—	56	30	—	—	30
Other (2)	47	370	—	417	67	98	—	165
Total assets	$147	$4,930	$240	$5,317	$231	$5,270	$270	$5,771
Liabilities:
Trade accounts payable (3)	$—	$347	$31	$378	$—	$394	$47	$441
Unrealized loss on derivative contracts (4):
Interest rate	—	4	—	4	—	42	—	42
Foreign exchange	—	257	—	257	—	499	—	499
Commodities	49	388	31	468	152	446	23	621
Freight	10	—	—	10	13	—	6	19
Energy	26	—	2	28	43	—	1	44
Equity	—	—	—	—	—	—	—	—
Total liabilities	$85	$996	$64	$1,145	$208	$1,381	$77	$1,666

(1)
Unrealized gains on derivative contracts are generally included in Other current assets. There were $39 million and $3 million included in Other non-current assets at December 31, 2019 and December 31, 2018, respectively.

(2)	Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.

(3)	These payables are hybrid financial instruments for which Bunge has elected the fair value option.

(4)
Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $1 million and $33 million included in Other non-current liabilities at December 31, 2019 and December 31, 2018, respectively.

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
     Marketable securities and investments are comprised of government treasury securities, corporate debt securities and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as level 1. Marketable securities and investments with less-liquid prices are valued using third-party quotes and classified as level 2.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2019 and 2018. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Year Ended December 31, 2019
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2019	$246	$(6)	$(47)	$193
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	310	(24)	23	309
Purchases	2,002	—	(458)	1,544
Sales	(2,935)	—	—	(2,935)
Issuances	—	(1)	—	(1)
Settlements	—	7	462	469
Transfers into Level 3	884	—	(32)	852
Transfers out of Level 3	(276)	—	21	(255)
Balance, December 31, 2019	$231	$(24)	$(31)	$176

1)
Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $214 million, $(25) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2019.

	Year Ended December 31, 2018
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2018	$365	$2	$(116)	$251
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	144	(11)	26	159
Purchases	1,770	12	(294)	1,488
Sales	(2,585)	—	—	(2,585)
Issuances	—	(11)	—	(11)
Settlements	—	13	434	447
Transfers into Level 3	774	(10)	(79)	685
Transfers out of Level 3	(222)	(1)	(18)	(241)
Balance, December 31, 2018	$246	$(6)	$(47)	$193

1)
Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $72 million, $(24) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2018.

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivative instruments to manage several market risks, such as interest rate, foreign currency rate, and commodity risk. Some of those hedges the Company enters into qualify for hedge accounting in the financial statements ("Hedge Accounting Derivatives") and some, while intended as economic hedges, do not qualify or are not designated for hedge accounting ("Economic Hedge Derivatives"). As these derivatives impact the financial statements in different ways, they are discussed separately below.
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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold or Selling, general and administrative expenses. These hedges mature at various times through December 2020. Of the amount currently in Accumulated other comprehensive income (loss), $5 million is expected to be reclassified to earnings in the next twelve months.
Cash flow hedges of commodity risk - The Company manages commodity price risk on certain forecasted purchases and sales with commodity futures. The change in the value of the future is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the commodity future is reclassified to Net sales or Cost of goods sold. At December 31, 2019, the Company had no open cash flow hedges of commodity risk.
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

(US$ in millions)	December 31, 2019	December 31, 2018	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,279	$2,229	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$37	$(29)	$ Notional
Interest rate swap - notional amount	$2,249	$2,266	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$281	$312	$ Notional
Cross currency swap - notional amount	$281	$313	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$99	$50	$ Notional
Foreign currency option - notional amount	$75	$—	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$928	$1,888	$ Notional
Carrying value of non-derivative hedging instrument	$895	$912	$ Notional

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

The table below summarizes the volume of economic derivatives as of December 31, 2019 and December 31, 2018. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	December 31,		December 31,
	2019		2018		Unit of Measure
	Long	(Short)	Long	(Short)
Interest rate
Swaps	$4,062	$(39)	$3,349	$(111)	$ Notional
FRAs	$213	$(418)	$139	$(149)	$ Notional
Currency
Forwards	$7,164	$(9,983)	$13,713	$(13,701)	$ Notional
Swaps	$191	$(170)	$127	$(535)	$ Notional
Futures	$—	$(16)	$—	$(16)	$ Notional
Options	$132	$(157)	$869	$(919)	Delta
Agricultural commodities
Forwards	27,914,141	(25,321,595)	25,523,840	(29,314,930)	Metric Tons
Swaps	—	(1,114,704)	—	(9,908,728)	Metric Tons
Futures	—	(1,960,051)	4,136,525	—	Metric Tons
Options	—	(115,232)	718,709	—	Metric Tons
Ocean freight
FFA	—	(133)	—	(90)	Hire Days
FFA options	42	—	302	—	Hire Days
Natural gas
Swaps	215,640	—	1,205,687	—	MMBtus
Futures	2,802,500	—	2,268,190	—	MMBtus
Energy - other
Forwards	5,534,290	—	5,536,290	—	Metric Tons
Futures	—	—	—	(29,367)	Metric Tons
Swaps	239,836	—	188,800	—	Metric Tons
Other
Swaps and futures	$50	$(14)	$52	$—	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
(US$ in millions)		2019	2018	2017
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(3)	$(2)	$—

Cost of goods sold
Hedge accounting	Foreign currency	$—	$1	$—
	Commodities	20	—	—
Economic hedges	Foreign currency	172	(220)	(1)
	Commodities	(50)	506	676
	Other (1)	46	(25)	9
Total Cost of goods sold		$188	$262	$684

Interest expense
Hedge accounting	Interest rate	$(12)	$(6)	$13
Economic hedges	Interest rate	(10)	(1)	—
Total Interest expense		$(22)	$(7)	$13

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$11	$(10)	$—
Economic hedges	Foreign currency	33	34	22
Total Foreign exchange gains (losses)		$44	$24	$22

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(1)	$1	$—
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$15	$(2)	$14
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$20	$—	$—
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(47)	$48	$(8)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$17	$52	$(111)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(5)	$—	$37
Cash flow hedge of commodity risk		$(20)	$—	$—
(1) Other includes the results from freight, energy and other derivatives.

17. SHORT-TERM DEBT AND CREDIT FACILITIES
Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs, and charges on certain lending transactions. The weighted-average interest rate on short-term borrowings at December 31, 2019 and 2018 was 13.83% and 6.98%, respectively.

	December 31,
(US$ in millions)	2019	2018
Lines of credit:
Unsecured, variable interest rates from 2.63% to 60.00%	$771	$750
Total short-term debt (1)	$771	$750

(1)
Includes $348 million and $136 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 27.16% and 23.61% as of December 31, 2019 and December 31, 2018, respectively.

Bunge's commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At December 31, 2019, no borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to the committed facilities discussed above, from time-to-time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2019 and 2018, there were no borrowings outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $771 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2019 to support working capital requirements.

18. LONG-TERM DEBT AND CREDIT FACILITIES
Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2019	2018
Revolving credit facility expiring 2022 (1)	$—	$500
Term loan due 2019 - fixed Yen interest rate of 0.96% (Tranche B)	—	54
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A) (2)	281	258
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B) (2)	89	85
3.50% Senior Notes due 2020	499	498
3.00% Senior Notes due 2022	398	397
1.85% Senior Notes due 2023—Euro	899	916
4.35% Senior Notes due 2024	596	595
3.25% Senior Notes due 2026	696	695
3.75% Senior Notes due 2027	595	594
Other	170	30
Subtotal	4,223	4,622
Less: Current portion of long-term debt	(507)	(419)
Total long-term debt (3)	$3,716	$4,203

(1) On December 16, 2019, Bunge extended the existing three-year revolving credit facility totaling $1.75 billion, scheduled to mature on December 12, 2020, for two additional years, to December 12, 2022.

(2)	On July 1, 2019, Bunge refinanced its unsecured Japanese yen 28.5 billion and $85 million Term Loan Agreement, dated as of December 12, 2014, which extends the maturity date to July 1, 2024.

(3)	Includes secured debt of $15 million and $17 million at December 31, 2019 and December 31, 2018, respectively.
The fair values of long-term debt, including current portion are calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2019		December 31, 2018
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,223	$4,319	$4,622	$4,584

On December 16, 2019, Bunge entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) which amends and extends its unsecured $1.75 billion revolving credit facility entered into on December 12, 2017 (as amended by the Amendment and Restatement Agreement, the “Revolving Credit Facility”), adding a sustainability-linked mechanism to the facility. Through the sustainability-linked mechanism, the interest rate under the Revolving Credit Facility is tied to five sustainability performance targets that highlight and measure Bunge’s continued advancement of its sustainability initiatives across the following three areas: 1) reducing greenhouse gas emissions by improving industrial efficiency; 2) increasing traceability for main agricultural commodities; and 3) supporting increasing levels of adoption of sustainable practices across the wider soybean and palm supply chain. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments in an amount not to exceed $250 million pursuant to an accordion provision set forth in the Revolving Credit Facility. Pursuant to the Amendment and Restatement Agreement, the Revolving Credit Facility will mature on December 12, 2022. Borrowings under the Revolving Credit Facility will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Services Inc. and S&P Global Ratings. Amounts under the Revolving Credit Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each such quarterly payment date. Bunge also will pay a fee that will vary from 0.10% to 0.40% based on its utilization of the Revolving Credit Facility. There were no borrowings outstanding at December 31, 2019, under the Revolving Credit Facility.
In November 2019, the $700 million credit facility maturing in May 2023 was converted into a term loan and then transferred to the recently formed joint venture, BP Bunge Bioenergia, on a non-recourse basis.
At December 31, 2019, Bunge had $4,315 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.
Certain property, plant and equipment and investments in consolidated subsidiaries having a net carrying value of approximately $45 million at December 31, 2019 have been mortgaged or otherwise collateralized against long-term debt of $16 million at December 31, 2019.
Principal Maturities—Principal maturities of long-term debt at December 31, 2019 are as follows:

(US$ in millions)
2020	$512
2021	13
2022	505
2023	903
2024	968
Thereafter	1,303
Total (1)	$4,204

(1)	Excludes components of long-term debt attributable to fair value hedge accounting of $37 million and deferred financing fees and unamortized premiums of $18 million.
Bunge's credit facilities and certain senior notes require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2019.
During the years ended December 31, 2019, 2018 and 2017, Bunge paid interest, net of interest capitalized, of $327 million, $306 million and $236 million, respectively.

19. TRADE RECEIVABLES SECURITIZATION PROGRAM
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers") that provides for funding of up to $800 million against receivables sold into the Program. The Program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the Program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. ("BSBV") formed under the laws of the Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables, which is expected to be generally between 10% and 15% of the aggregate amount of receivables sold through the Program.
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

	December 31,
(US$ in millions)	2019	2018
Receivables sold which were derecognized from Bunge's balance sheet	$801	$826
Deferred purchase price included in Other current assets	$105	$128
The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2019	2018	2017
Gross receivables sold	$10,120	$9,803	$10,022
Proceeds received in cash related to transfer of receivables	$9,868	$9,484	$9,734
Cash collections from customers on receivables previously sold	$8,434	$9,173	$9,659
Discounts related to gross receivables sold included in SG&A	$15	$14	$9

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.
Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price (the "DPP"), included in Other current assets in the consolidated balance sheets (see Note 6). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2019, 2018 and 2017 were insignificant.

20. EMPLOYEE BENEFIT PLANS
Certain United States, Canadian, European, Asian and Brazilian-based subsidiaries of Bunge sponsor defined benefit pension plans covering substantially all employees of the subsidiaries. The plans provide benefits primarily based on participant salaries and lengths of service. The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefit plan is in the United States.
Certain United States and Brazilian-based subsidiaries of Bunge have benefit plans to provide postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.
Plan amendments and pension liability adjustment - In 2018, Bunge's Swiss defined benefit pension plan changed its local pension provider, resulting in a change to its conversion rate. This plan amendment resulted in a $13 million increase in benefit obligation as of the year ended December 31, 2018.
On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans. These changes freeze the plans for future benefit accruals effective January 1, 2023, and these plans are closed for participation for employees hired on or after January 1, 2018. As a result, Bunge remeasured the projected benefit obligations for these plans as of September 30, 2017 and recognized a $31 million pension curtailment gain and $18 million remeasurement loss, recorded in Other comprehensive income, at September 30, 2017.
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

Cost of Benefit Plans - Service cost is recognized in a period determined as the actuarial present value of benefits attributed by the pension benefit formula to services rendered by employees during that period. Interest cost is the amount recognized in a period determined as the increase in the projected benefit obligation due to the passage of time. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. Amortization of net loss represents the recognition in net periodic cost over several periods of amounts previously recognized in Other comprehensive income (loss). Service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while the other components of net periodic benefit pension cost are presented separately in Other income (expense), net.
The components of net periodic benefit costs for defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2019	2018	2017	2019	2018	2017
Service cost	$38	$39	$33	$—	$—	$—
Interest cost	43	40	36	5	5	8
Expected return on plan assets	(47)	(57)	(46)	—	—	—
Amortization of prior service cost	2	1	—	—	—	—
Amortization of net loss	9	9	10	—	—	—
Curtailment (gain) loss	2	(2)	—	—	—	—
Settlement loss recognized	—	4	—	—	—	—
Special termination benefit	1	—	9	—	—	—
Net periodic benefit costs	$48	$34	$42	$5	$5	$8

Assumptions used in Pension Calculations - At December 31, 2019, a 7.2% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2019 postretirement benefit plan measurement purposes, decreasing to 6.9% by 2038, and remaining at that level thereafter. At December 31, 2018, a 7.7% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2018 postretirement benefit plan measurement purposes, decreasing to 7.4% by 2038, and remaining at that level thereafter.
A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(US$ in millions)	One-percentage point increase	One-percentage point decrease
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	$5	$(4)

The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2019	2018	2019	2018
Discount rate	2.8%	3.7%	6.1%	8.3%
Increase in future compensation levels	3.2%	3.2%	N/A	N/A

The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2019	2018	2017	2019	2018	2017
Discount rate	3.7%	3.4%	4.0%	8.3%	9.0%	10.8%
Expected long-term rate of return on assets	5.1%	6.0%	6.2%	N/A	N/A	N/A
Increase in future compensation levels	3.2%	3.2%	3.2%	N/A	N/A	N/A

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
Plan Transfers In and Out - As a result of the March 1, 2018 Loders acquisition, there was a transfer into Bunge's defined benefit pension plan resulting in a $211 million increase in benefit obligation and $181 million increase in the fair value of plan assets during the year ended December 31, 2018. There were no significant transfers into or out of Bunge's employee benefit plans during the year ended December 31, 2019.
For the year ended December 31, 2018, there were settlements to Bunge's Swiss defined benefit pension plan as a result of the GCP, resulting in a $28 million decrease in benefit obligation, and a change to a defined contribution plan, resulting in a $27 million decrease in benefit obligation. There were no significant settlements in Bunge's employee benefit plans during the year ended December 31, 2019.

Pension Benefit Obligations and Funded Status - The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2019 and 2018. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2019	2018	2019	2018
Change in benefit obligations:
Benefit obligation at the beginning of year	$1,192	$1,073	$59	$67
Service cost	38	39	—	—
Interest cost	43	40	5	5
Plan amendments	(3)	16	—	—
Plan curtailments	(5)	(2)	—	—
Special termination benefits	1	—	—	—
Actuarial (gain) loss, net	172	(84)	1	1
Employee contributions	3	3	1	1
Net transfers in (out)	—	213	—	—
Plan settlements	(2)	(55)	—	—
Benefits paid	(49)	(40)	(8)	(7)
Expenses paid	(2)	(3)	—	—
Impact of foreign exchange rates	—	(8)	(2)	(8)
Benefit obligation at the end of year	$1,388	$1,192	$56	$59
Change in plan assets:
Fair value of plan assets at the beginning of year	$957	$896	$—	$—
Actual return on plan assets	181	(36)	—	—
Employer contributions	25	18	7	6
Employee contributions	3	3	1	1
Net transfers in (out)	—	181	—	—
Plan settlements	(2)	(55)	—	—
Benefits paid	(49)	(40)	(8)	(7)
Expenses paid	(2)	(3)	—	—
Impact of foreign exchange rates	1	(7)	—	—
Fair value of plan assets at the end of year	$1,114	$957	$—	$—
Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(274)	$(235)	$(56)	$(59)
Net (liability) asset recognized in the balance sheet	$(274)	$(235)	$(56)	$(59)
Amounts recognized in the balance sheet consist of:
Non-current assets	$14	$11	$—	$—
Current liabilities	(6)	(6)	(5)	(6)
Non-current liabilities	(282)	(240)	(51)	(53)
Net liability recognized	$(274)	$(235)	$(56)	$(59)

Included in Accumulated other comprehensive income (loss) for pension benefits at December 31, 2019 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service loss of $4 million ($3 million, net of tax) and unrecognized actuarial loss of $213 million ($157 million, net of tax).

Included in Accumulated other comprehensive income (loss) for postretirement healthcare benefits at December 31, 2019 is the following amount that has not yet been recognized in net periodic benefit costs: unrecognized actuarial loss of $4 million ($3 million, net of tax).
Bunge has aggregated certain defined benefit pension plans for which the projected benefit obligations exceeds the fair value of related plan assets with pension plans for which the fair value of plan assets exceeds related projected benefit obligations. The following table provides aggregated information about pension plants with a projected benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2019	2018
Projected benefit obligation	$1,252	$1,073
Fair value of plan assets	$965	$827
The accumulated benefit obligation for the defined pension benefit plans was $1,304 million and $1,122 million at December 31, 2019 and 2018, respectively. The following table summarizes information related to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2019	2018
Projected benefit obligation	$1,252	$978
Accumulated benefit obligation	$1,171	$938
Fair value of plan assets	$964	$758

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
The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	December 31, 2019
(US$ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$12	$12	$—	$—
Equities:
Mutual funds(1)	449	449	—	—
Fixed income securities:
Mutual funds(2)	581	547	34	—
Others(3)	72	29	31	12
Total	$1,114	$1,037	$65	$12

	December 31, 2018
(US$ in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$16	$16	$—	$—
Equities:
Mutual funds(1)	363	362	1	—
Fixed income securities:
Mutual funds(2)	536	498	38	—
Others(3)	42	6	20	16
Total	$957	$882	$59	$16

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

(3)	This category represents a portfolio consisting of a mixture of hedge funds, bonds, real estate and insurance contracts.
Bunge expects to contribute $19 million and $5 million to its defined benefit pension and postretirement benefit plans, respectively, in 2020.
The following benefit payments, which reflect future service as appropriate, are expected to be paid related to defined benefit pension and postretirement benefit plans:

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2020	$62	$5
2021	52	5
2022	53	5
2023	55	5
2024	58	5
2025 and onwards	309	23

Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $16 million, $10 million and $11 million during the years ended December 31, 2019, 2018 and 2017, respectively.

21. RELATED PARTY TRANSACTIONS
Bunge annually purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised between 2% and 5% of total Cost of goods sold in each of the years ended December 31, 2019, 2018 and 2017. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised between 1% and 2% of total Net sales in each of the years ended December 31, 2019, 2018 and 2017.

In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. During the years ended December 31, 2019, 2018 and 2017, such services were not material to our consolidated results.

At December 31, 2019 and 2018, receivables and payables related to the above related party transactions, and included in Trade accounts receivable and Trade accounts payable, respectively, in the consolidated balance sheets were not material.

Bunge believes all transaction values to be similar to those that would be conducted with third parties.

22. COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the consolidated balance sheets. Included in Other non-current liabilities at December 31, 2019 and 2018 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2019	2018
Non-income tax claims	$23	$94
Labor claims	50	78
Civil and other claims	88	95
Total	$161	$267

Brazil Indirect Taxes
Non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS). The determination of the manner in which various Brazilian federal, state and municipal taxes apply to the operations of Bunge is subject to different interpretations arising from the complex nature of Brazilian tax law. In addition to the matter discussed below, Bunge monitors other potential claims in Brazil regarding these value-added taxes. In particular, Bunge monitors the Brazilian federal and state governments’ responses to recent Brazilian Supreme Court decisions invalidating on constitutional grounds certain ICMS incentives and benefits granted by various states. While Bunge was not a recipient of any of the incentives and benefits that were the subject of these Supreme Court decisions, it has received other similar tax incentives and benefits which are being challenged before the Supreme Court. In August 2017, Complementary Law 160/2017 (“LC 160/2017”) was published, authorizing the states, through an agreement to be reached within the framework of CONFAZ (National Council of Fiscal Policy), to grant amnesty for tax debts arising from existing tax benefits granted without previous CONFAZ authorization and to maintain such existing benefits still in force for up to 15 years. In December 2017, Interstate Agreement ICMS 190/2017 was published to regulate Complementary Law 160/2017, which endorsed the past incentives granted by the Brazilian states at CONFAZ. The states have validated their incentives in accordance with this legislation. Considering that Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity and, based on Bunge's evaluation of this matter as required by U.S. GAAP, no liability has been recorded in the consolidated financial statements.
On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise and wheat flours) are unconstitutional. Bunge, like other companies in the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge the leading case decision will be a precedent and should be applicable to Bunge and other companies. Based on management’s review of the ruling and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. In October 2019, Bunge resolved outstanding liabilities in the Brazilian state of

Rio Grande do Sul. Bunge paid 110 million Brazilian reais (approximately $27 million) in December 2019 and will pay another 58 million Brazilian reais (approximately $14 million) in 2020 or 2021.
As of December 31, 2019, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued outstanding claims (plus applicable interest and penalties) of the following amounts:

		December 31,
(US$ in millions)	Years Examined	2019	2018
ICMS	1990 to Present	$221	$264
PIS/COFINS	2004 through 2016	$268	$231

Argentina Export Tax
Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, Bunge has been subject to a number of assessments, proceedings, and claims related to its activities. During 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and preserved its rights with respect to such payment. In 2012, the Argentine government suspended Bunge’s Argentine subsidiary from a registry of grain traders. While the suspension has not had a material adverse effect on Bunge’s business in Argentina, these actions have resulted in additional administrative requirements and increased logistical costs on domestic grain shipments within Argentina. Bunge challenged these actions in the Argentine courts and in December 2019 the Federal Chamber of Córdoba ruled in favor of Bunge and reinstated Bunge into the registry.
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
Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2019:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$300
Residual value guarantee (3)	254
Total	$554

(1)
Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, a Bunge subsidiary has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at December 31, 2019, Bunge's potential liability was $168 million, and it has recorded a $16 million obligation related to these guarantees.

(2)
Bunge has issued guarantees to certain third parties related to the performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At December 31, 2019, Bunge's maximum potential future payments under these performance guarantees was $46 million, and no obligation has been recorded related to these guarantees.

(3)
Bunge has issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2020 through 2026. At December 31, 2019, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.

Bunge Limited has provided a guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued by its 100% owned subsidiaries. At December 31, 2019, Bunge's consolidated balance sheet includes debt with a carrying amount of $4,688 million related to these guarantees. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.
Commitments—At December 31, 2019, Bunge had approximately $705 million of purchase commitments related to inventories, $190 million of freight supply agreements, not accounted for as leases, $42 million of power supply contracts, $39 million of contractual commitments related to construction in progress, and $89 million other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.

23. REDEEMABLE NONCONTROLLING INTERESTS
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

24. EQUITY
Share Repurchase Program—In May 2015, Bunge established a program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. The program has no expiration date. Bunge did not repurchase any common shares during the year ended December 31, 2019. Total repurchases under the program from its inception in May 2015 through December 31, 2019 were 4,707,440 shares for $300 million.
Cumulative Convertible Perpetual Preference Shares—Bunge has 6,899,683, 4.875% cumulative convertible perpetual preference shares (convertible preference shares), par value $0.01 outstanding at December 31, 2019. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.2224 common shares based on a conversion price of $81.8087 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 8,434,172 Bunge Limited common shares at December 31, 2019).
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
The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1 and December 1, when, as and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares or a combination thereof. Accumulated but unpaid dividends on the convertible preference shares will not bear interest. In each of the years ended December 31, 2019, 2018 and 2017, Bunge recorded $34 million of dividends, paid in cash, on its convertible preference shares.
Pension liability adjustment - On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans (“Plans”). The changes were announced on September 26, 2017 to all U.S. employees of Bunge. These changes froze the Plans for future benefit accruals effective January 1, 2023, and these Plans are closed for participation for employees hired on or after January 1, 2018. As a result, Bunge remeasured the projected benefit obligations associated with the Plans as of September 30, 2017 and recognized a $31 million pension curtailment gain and $18 million remeasurement loss in Other comprehensive income (loss).
Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2017	$(5,734)	$(102)	(145)	3	(5,978)
Other comprehensive income (loss) before reclassifications	187	(105)	5	2	89
Amount reclassified from accumulated other comprehensive income	—	(37)	—	(4)	(41)
Net-current period other comprehensive income (loss)	187	(142)	5	(2)	48
Balance, December 31, 2017	(5,547)	$(244)	(140)	1	(5,930)
Other comprehensive income (loss) before reclassifications	(1,119)	99	(16)	—	(1,036)
Amount reclassified from accumulated other comprehensive income (loss)	29	—	3	(1)	31
Net-current period other comprehensive income (loss)	(1,090)	99	(13)	(1)	(1,005)
Balance, December 31, 2018	(6,637)	$(145)	(153)	—	(6,935)
Other comprehensive income (loss) before reclassifications	(119)	1	(24)	—	(142)
Amount reclassified from accumulated other comprehensive income (loss)	1,493	(26)	(14)	—	1,453
Net-current period other comprehensive income (loss)	1,374	(25)	(38)	—	1,311
Balance, December 31, 2019	$(5,263)	$(170)	$(191)	$—	$(5,624)

(1)
Bunge has significant operating subsidiaries in Brazil, Argentina, North America, Europe and Asia-Pacific. The functional currency of Bunge's subsidiaries is generally the local currency. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, Bunge's Argentine subsidiaries changed their functional currency from the Argentine peso to the U.S. Dollar. The assets and liabilities of these subsidiaries are translated into U.S. dollars from the local currency at month-end exchange rates, and the resulting foreign currency translation gains (losses) are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive income (loss). This change in functional currency did not have a material impact on Bunge's consolidated financial statements.

25. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2019	2018	2017
Income (loss) from continuing operations	$(1,291)	$277	$174
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	11	(20)	(14)
Income (loss) from continuing operations attributable to Bunge	(1,280)	257	160
Convertible preference share dividends	(34)	(34)	(34)
Adjustment of redeemable noncontrolling interest (1)	(8)	—	—
Income (loss) from discontinued operations, net of tax	—	10	—
Net income (loss) available to Bunge common shareholders - Basic and diluted	$(1,322)	$233	$126

Weighted-average number of common shares outstanding:
Basic	141,492,289	140,968,980	140,365,549
Effect of dilutive shares:
—stock options and awards (2)	—	734,803	899,528
—convertible preference shares (3)	—	—	—
Diluted	141,492,289	141,703,783	141,265,077
Basic earnings (loss) per common share:
Net income (loss) from continuing operations	$(9.34)	$1.58	$0.90
Net income (loss) from discontinued operations	—	0.07	—
Net income (loss) attributable to Bunge common shareholders—basic	$(9.34)	$1.65	$0.90
Diluted earnings (loss) per common share:
Net income (loss) from continuing operations	$(9.34)	$1.57	$0.89
Net income (loss) from discontinued operations	—	0.07	—
Net income (loss) attributable to Bunge common shareholders—diluted	$(9.34)	$1.64	$0.89

(1)	The redemption value adjustment of the Company's redeemable noncontrolling interest is deducted from income (loss) as discussed further in Note 23. Redeemable Noncontrolling Interests.

(2)
The weighted-average common shares outstanding-diluted excludes approximately 7 million, 4 million and 4 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively.

(3)
Weighted-average common shares outstanding-diluted for the year ended December 31, 2019, 2018 and 2017 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares outstanding, respectively.

26. SHARE-BASED COMPENSATION
For the years ended December 31, 2019, 2018 and 2017, Bunge recognized approximately $39 million, $46 million and $29 million, respectively, of total compensation expense for awards classified as equity awards related to its stock option and restricted stock unit awards.
In 2019, 2018 and 2017, Bunge granted equity awards under the 2016 Equity Incentive Plan (the "2016 EIP"), a shareholder approved plan. Under the 2016 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity based awards to officers, employees, consultants and independent contractors in the form of stock options, restricted stock units (performance based or time-vested) or other equity based awards. The 2016 EIP replaced the 2009 Equity Incentive Plan (the "2009 EIP"), also a shareholder approved plan, under which, beginning May 26, 2016, no further awards may be granted. Shares issued under the 2016 EIP may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner, or a combination thereof.
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

	December 31,
Assumptions:	2019	2018	2017
Expected option term (in years)	5.97	6.31	5.86
Expected dividend yield	3.81%	2.44%	2.09%
Expected volatility	25.91%	25.57%	24.85%
Risk-free interest rate	2.36%	2.75%	2.21%

A summary of option activity under the plans for the year ended December 31, 2019 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	6,122,304	$70.93
Granted	1,163,100	$52.53
Exercised	(332,942)	$50.43
Forfeited or expired	(1,144,443)	$72.75
Outstanding at December 31, 2019	5,808,019	$68.06	4.63	$12
Exercisable at December 31, 2019	4,542,233	$70.16	3.46	$8

The weighted-average grant date fair value of options granted during the years ended December 31, 2019, 2018 and 2017 was $9.07, $16.75 and $17.13, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was approximately $1 million, $4 million and $11 million, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.
At December 31, 2019, $8 million of total unrecognized compensation cost related to non-vested stock options granted under the equity incentive plan is expected to be recognized over the next two years.
A summary of restricted stock unit activity under Bunge's plans for the year ended December 31, 2019 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2019	1,873,293	$69.29
Granted	1,208,335	53.01
Vested/issued (2)	(518,596)	59.79
Forfeited/cancelled (2)	(763,552)	60.37
Restricted stock units at December 31, 2019 (1)	1,799,480	$64.89

(1)	Includes accrued unvested dividends, which are payable in Bunge's common shares upon vesting of underlying restricted stock units.

(2)
During the year ended December 31, 2019, Bunge issued 369,119 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $59.79 per share. During the year ended December 31, 2019, 31,627 performance-based restricted stock units vested. During the year ended December 31, 2019, Bunge canceled approximately 454,426 shares related to performance-based restricted stock unit awards that did not vest due to non-achievement of performance targets.

The fair value of RSU awards is determined based on the market value of the Company's shares on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2019, 2018 and 2017 was $53.01, $75.06 and $76.79, respectively.

At December 31, 2019, there was approximately $45 million of total unrecognized compensation cost related to restricted stock units granted under the equity incentive plans, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2019 was approximately $31 million.
Common Shares Reserved for Share-Based Awards—The 2017 Directors' Plan and the 2016 EIP provide that 120,000 and 5,800,000 common shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. At December 31, 2019, 50,408 and 1,451,918 common shares were available for future grants under the 2017 Directors' Plan and the 2016 EIP, respectively. No shares are currently available for grant under any other Bunge Limited equity incentive plan.

27. LEASES
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
The Company’s leases range in length of term, with an average remaining lease term of 5.1 years, but with certain land leases continuing for up to 92 years. Additionally, certain leases contain renewal options that can extend the lease term up to an additional 5 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive to the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of December 31, 2019, such weighted average discount rate was 4.5%.
Certain of the Company’s freight supply agreements for ocean freight vessels and rail cars, as well as land leases associated with agricultural partnership agreements for the production of sugarcane, may include rental payments that are variable in nature. Variable payments on time charter agreements for ocean freight vessels under freight supply agreements are dependent on then current market daily hire rates. Variable payments for certain rail cars can be based on volumes, and in some cases, benchmark interest rates. In December 2019, Bunge contributed its Brazilian sugar and bioenergy operations to a newly formed joint-venture, BP Bunge Bioenergia. As such, the land leases associated with agricultural partnership agreements for the production of sugarcane have been contributed to BP Bunge Bioenergia, and are not recognized in the consolidated balance sheet at December 31, 2019. Payments under the Company's agricultural partnership agreements in Brazil, through November 2019, were dependent on the quantity of sugarcane produced per hectare, the total recoverable sugar ("ATR") per ton of sugarcane produced, and the price for each kilogram of ATR as determined by Consecana, the state of São Paulo sugarcane, sugar and ethanol council. All such variable payments are not included in the calculation of the associated operating lease asset or liability subsequent to the inception date of the associated lease and are recorded as expense in the period in which the adjustment to the variable payment obligation is incurred. Certain of the Company’s lease agreements related to railcars and barges contain residual value guarantees (see Note 22, Commitments and Contingencies). None of the Company’s lease agreements contain material restrictive covenants.

The components of lease expense were as follows:

(US$ in millions)	Year Ended December 31, 2019
Operating lease cost	$322
Short-term lease cost	703
Variable lease cost	20
Sublease income	(125)
Total lease cost	$920

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows associated with operating leases	$320
Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease obligations	$256

Maturities of lease liabilities for operating leases as of December 31, 2019, are as follows:

(US$ in millions)
2020	$243
2021	196
2022	149
2023	108
2024	55
Thereafter	108
Total lease payments (1)	859
Less imputed interest	104
Present value of lease liabilities, as separately presented on the condensed consolidated balance sheet	$755

(1) Minimum lease payments have not been reduced by minimum sublease income receipts of $34 million due in future periods under non-cancelable subleases. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of approximately six years, as well as an agreement with an unconsolidated joint venture in which the Company subleases rail cars with remaining sublease terms of approximately three to four years. Additionally, the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

As of December 31, 2019, the Company has additional operating leases for freight supply agreements on ocean freight vessels, that have not yet commenced, of $223 million. These operating leases will commence in 2020, with lease terms of up to eight years.

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

28. SEGMENT INFORMATION
Bunge has five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, and the type and class of customer and distribution methods. The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. Up until December 2019, when the Company contributed its Brazilian sugar and bioenergy operations forming the majority of our Sugar and Bioenergy segment into a joint venture with the Brazilian biofuels business of BP p.l.c, the Sugar and Bioenergy segment primarily involved sugarcane growing and milling in Brazil, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. Following the classification of the Brazilian fertilizer distribution and North American fertilizer businesses as discontinued operations, the activities of the Fertilizer segment include its port operations in Brazil and Argentina and its blending and retail operations in Argentina.
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

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Other(1)	Total
2019
Net sales to external customers	$28,407	$9,186	$1,739	$1,288	$520	$—	$41,140
Inter—segment revenues	4,784	153	1	1	28	(4,967)	—
Foreign exchange gains (losses)	(32)	—	4	(89)	—	—	(117)
Noncontrolling interests(1)	2	7	—	—	(3)	5	11
Other income (expense)—net	108	(3)	5	(7)	(5)	75	173
Segment EBIT(3)	491	59	59	(1,623)	54	69	(891)
Depreciation, depletion and amortization	(254)	(159)	(54)	(74)	(7)	—	(548)
Investments in affiliates	457	—	13	357	—	—	827
Total assets	12,123	3,789	1,377	430	348	250	18,317
Capital expenditures	222	149	22	118	2	11	524
2018
Net sales to external customers	$32,206	$9,129	$1,691	$2,257	$460	$—	$45,743
Inter—segment revenues	4,641	161	—	19	2	(4,823)	—
Foreign exchange gains (losses)	(104)	—	2	7	(6)	—	(101)
Noncontrolling interests(1)	(14)	(12)	—	1	(2)	7	(20)
Other income (expense)—net	79	(8)	(3)	4	—	(24)	48
Segment EBIT(4)	645	122	90	(135)	39	(24)	737
Discontinued operations(2)	—	—	—	—	—	10	10
Depreciation, depletion and amortization	(257)	(153)	(58)	(146)	(8)	—	(622)
Investments in affiliates	406	—	—	45	—	—	451
Total assets	11,865	3,940	1,448	1,681	330	161	19,425
Capital expenditures	219	129	23	110	5	7	493
2017
Net sales to external customers	$31,741	$8,018	$1,575	$4,054	$406	$—	$45,794
Inter—segment revenues	4,323	154	5	45	4	(4,531)	—
Foreign exchange gains (losses)	85	3	(3)	11	(1)	—	95
Noncontrolling interests(1)	(9)	(8)	—	—	(2)	5	(14)
Other income (expense)—net	56	(7)	(5)	(4)	—	—	40
Segment EBIT(5)	256	126	63	(12)	3	—	436
Depreciation, depletion and amortization	(267)	(105)	(61)	(164)	(12)	—	(609)
Investments in affiliates	411	—	—	50	—	—	461
Total assets	12,094	2,610	1,460	2,195	330	182	18,871
Capital expenditures	318	136	45	139	9	15	662

(1)	Includes the noncontrolling interests' share of interest and tax to reconcile to consolidated noncontrolling interests.

(2)	Represents Net income (loss) from discontinued operations.

(3)
2019 EBIT includes a $55 million loss in the Sugar & Bioenergy segment, $49 million in Brazil and $6 million in North America, due to the dispositions of certain subsidiaries and equity investments, which are recorded in Other income (expense)-net. Additionally, 2019 EBIT includes a $19 million gain in the Milling Products segment in Brazil, on the sale of certain assets, which are recorded in Other income (expense)-net. Bunge recorded pre-tax, impairment charges of $1,825 million, of which $37 million, $1,678 million and $110 million are in Selling, general and administrative expenses, Cost of goods sold and Other income (expense)—net, respectively. Of these pre-tax impairment charges, $1,535 million was allocated to Sugar and Bioenergy, $154 million to Edible Oil Products, $105 million to Agribusiness, $29 million to Milling Products, and $2 million to Other.

(4)
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

(5)
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
A reconciliation of total segment EBIT to net income attributable to Bunge follows:

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
Total segment EBIT from continuing operations	$(891)	$737	$436
Interest income	31	31	38
Interest expense	(339)	(339)	(263)
Income tax (expense) benefit	(86)	(179)	(56)
Income (loss) from discontinued operations, net of tax	—	10	—
Noncontrolling interests' share of interest and tax	5	7	5
Net income (loss) attributable to Bunge	$(1,280)	$267	$160

Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
Agricultural Commodity Products	$28,407	$32,206	$31,741
Edible Oil Products	9,186	9,129	8,018
Wheat Milling Products	1,050	1,037	988
Corn Milling Products	689	654	587
Sugar and Bioenergy Products	1,288	2,257	4,054
Fertilizer Products	520	460	406
Total	$41,140	$45,743	$45,794

Geographic area information for net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
Net sales to external customers:
Europe	$15,278	$17,802	$16,313
United States	9,147	9,955	10,128
Asia-Pacific	8,019	8,651	8,613
Brazil	5,195	5,553	7,040
Argentina	1,015	1,166	1,433
Canada	1,246	1,216	1,114
Rest of world	1,240	1,400	1,153
Total	$41,140	$45,743	$45,794

	Year Ended December 31,
(US$ in millions)	2019	2018	2017
Long-lived assets(1):
Brazil	$1,065	$1,994	$2,406
United States	1,413	1,561	1,267
Europe	2,057	1,912	1,485
Asia-Pacific	613	679	483
Canada	448	401	440
Argentina	190	161	216
Rest of world	381	382	341
Total	$6,167	$7,090	$6,638

(1)	Long-lived assets include Property, plant and equipment, net, Goodwill and Other intangible assets, net, Investments in affiliates and non-current assets held for sale.

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

	Year Ended December 31, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$27,457	$1,953	$71	$729	$—	$30,210
Sales from contracts with customers	950	7,233	1,668	559	520	10,930
Net sales to external customers	$28,407	$9,186	$1,739	$1,288	$520	$41,140

	Year Ended December 31, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$31,040	$1,818	$65	$1,568	$—	$34,491
Sales from contracts with customers	1,166	7,311	1,626	689	460	11,252
Net sales to external customers	$32,206	$9,129	$1,691	$2,257	$460	$45,743

29. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year
2019
Net sales	$9,938	$10,096	$10,323	$10,783	$41,140
Gross profit	437	512	(978)	571	542
Income (loss) from continuing operations	50	212	(1,482)	(71)	(1,291)
Income (loss) from discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	50	212	(1,482)	(71)	(1,291)
Net income (loss) attributable to Bunge	45	214	(1,488)	(51)	(1,280)
Earnings (loss) per common share—basic(1)
Net income (loss) from continuing operations	$0.26	$1.46	$(10.57)	$(0.48)	$(9.34)
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss) attributable to Bunge common shareholders	$0.26	$1.46	$(10.57)	$(0.48)	$(9.34)
Earnings (loss) per common share—diluted(1)
Net income (loss) from continuing operations	$0.26	$1.43	$(10.57)	$(0.48)	$(9.34)
Net income (loss) from discontinued operations	—	—	—	—	—
Net income (loss) attributable to Bunge common shareholders	$0.26	$1.43	$(10.57)	$(0.48)	$(9.34)

2018
Net sales	$10,641	$12,147	$11,412	$11,543	$45,743
Gross profit	384	542	918	422	2,266
Income (loss) from continuing operations	(17)	(17)	367	(56)	277
Income (loss) from discontinued operations, net of tax	(2)	7	7	(2)	10
Net income (loss)	(19)	(10)	374	(58)	287
Net income (loss) attributable to Bunge	(21)	(12)	365	(65)	267
Earnings (loss) per common share—basic(1)
Net income (loss) from continuing operations	$(0.20)	$(0.20)	$2.48	$(0.51)	$1.58
Net income (loss) from discontinued operations	(0.01)	0.05	0.05	(0.01)	0.07
Net income (loss) attributable to Bunge common shareholders	$(0.21)	$(0.15)	$2.53	$(0.52)	$1.65
Earnings (loss) per common share—diluted(1)
Net income (loss) from continuing operations	$(0.20)	$(0.20)	$2.39	$(0.51)	$1.57
Net income (loss) from discontinued operations	(0.01)	0.05	0.05	(0.01)	0.07
Net income (loss) attributable to Bunge common shareholders	$(0.21)	$(0.15)	$2.44	$(0.52)	$1.64

(1)
Earnings per share attributable to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2019 and 2018 may not equal the total computed for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated:	February 21, 2020	By:	/s/ JOHN W. NEPPL John W. Neppl Executive Vice President and Chief Financial Officer

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 21, 2020	By:	/s/ GREGORY A. HECKMAN Gregory A. Heckman Chief Executive Officer and Director
February 21, 2020	By:	/s/ JOHN W. NEPPL John W. Neppl Executive Vice President and Chief Financial Officer
February 21, 2020	By:	/s/ J. MATT SIMMONS, JR. J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 21, 2020	By:	/s/ SHEILA BAIR Sheila Bair Director
February 21, 2020	By:	/s/ VINITA BALI Vinita Bali Director
February 21, 2020	By:	/s/ CAROL M. BROWNER Carol M. Browner Director
February 21, 2020	By:	/s/ ANDREW FERRIER Andrew Ferrier Director
February 21, 2020	By:	/s/ PAUL FRIBOURG Paul Fribourg Director
February 21, 2020	By:	/s/ J. ERIK FYRWALD J. Erik Fyrwald Director
February 21, 2020	By:	/s/ BERNARDO HEES Bernardo Hees Director
February 21, 2020	By:	/s/ KATHLEEN W. HYLE Kathleen W. Hyle Director and Chair of the Board of Directors
February 21, 2020	By:	/s/ HENRY W. WINSHIP Henry W. Winship Director
February 21, 2020	By:	/s/ MARK N. ZENUK Mark N. Zenuk Director

S-2