Form 10-Q
period 2020-03-31
BUNGELTD
filed 2020-05-07
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 1, 2020, the number of shares issued of the registrant was:
Common shares, par value $.01 per share:142,150,879

BUNGE LIMITED

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$9,173	$9,938
Cost of goods sold	(8,999)	(9,501)
Gross profit	174	437
Selling, general and administrative expenses	(295)	(305)
Interest income	7	7
Interest expense	(77)	(75)
Foreign exchange gains (losses)	(6)	(7)
Other income (expense) – net	(51)	31
Income (loss) before income tax	(248)	88
Income tax (expense) benefit	55	(38)
Net income (loss)	(193)	50
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	9	(5)
Net income (loss) attributable to Bunge	(184)	45
Convertible preference share dividends	(8)	(8)
Adjustment of redeemable noncontrolling interest	(15)	—
Net income (loss) available to Bunge common shareholders	$(207)	$37

Earnings per common share (Note 19)
Net income (loss) attributable to Bunge common shareholders - basic	$(1.46)	$0.26
Net income (loss) attributable to Bunge common shareholders - diluted	$(1.46)	$0.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(193)	$50
Other comprehensive income (loss):
Foreign exchange translation adjustment	(852)	(29)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $(5) in 2020 and nil in 2019	51	(23)
Reclassification of realized net (gains) losses to net income, net of tax (benefit) expense of $2 in 2020 and nil in 2019	(3)	(1)
Total other comprehensive income (loss)	(804)	(53)
Total comprehensive income (loss)	(997)	(3)
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	25	4
Total comprehensive income (loss) attributable to Bunge	$(972)	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$193	$320
Trade accounts receivable (less allowances of $117 and $108) (Note 6)	1,616	1,705
Inventories (Note 7)	5,451	5,038
Assets held for sale (Note 3)	51	72
Other current assets (Note 8)	3,789	3,113
Total current assets	11,100	10,248
Property, plant and equipment, net	3,830	4,132
Operating lease assets (Note 4)	756	796
Goodwill	553	611
Other intangible assets, net	533	583
Investments in affiliates	686	827
Deferred income taxes	416	442
Other non-current assets (Note 9)	722	678
Total assets	$18,596	$18,317
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 14)	$736	$771
Current portion of long-term debt (Note 14)	509	507
Trade accounts payable (includes $644 and $378 carried at fair value)	3,368	2,842
Current operating lease obligations (Note 4)	217	216
Liabilities held for sale (Note 3)	3	4
Other current liabilities (Note 11)	3,189	2,255
Total current liabilities	8,022	6,595
Long-term debt (Note 14)	3,753	3,716
Deferred income taxes	294	329
Non-current operating lease obligations (Note 4)	494	539
Other non-current liabilities	667	711
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest (Note 17)	394	397
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2020 and 2019 - 6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2020 – 142,146,260 shares, 2019 – 141,813,142 shares	1	1
Additional paid-in capital	5,344	5,329
Retained earnings	6,158	6,437
Accumulated other comprehensive income (loss) (Note 18)	(6,411)	(5,624)
Treasury shares, at cost - 2020 and 2019 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	4,862	5,913
Noncontrolling interests	110	117
Total equity	4,972	6,030
Total liabilities, redeemable noncontrolling interest and equity	$18,596	$18,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(193)	$50
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	1	9
Foreign exchange (gain) loss on net debt	(86)	37
Bad debt expense	13	7
Depreciation, depletion and amortization	113	139
Share-based compensation expense	15	4
Deferred income tax benefit	(68)	(3)
Other, net	44	12
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(94)	(128)
Inventories	(751)	(94)
Secured advances to suppliers	(105)	(31)
Trade accounts payable	722	248
Advances on sales	(81)	(97)
Net unrealized (gains) losses on derivative contracts	589	(370)
Margin deposits	(204)	102
Marketable securities	121	(36)
Beneficial interest in securitized trade receivables	(430)	(244)
Other, net	(45)	(7)
Cash provided by (used for) operating activities	(439)	(402)
INVESTING ACTIVITIES
Payments made for capital expenditures	(55)	(119)
Proceeds from investments	80	37
Payments for investments	(104)	(193)
Settlements of net investment hedges	—	(51)
Proceeds from beneficial interest in securitized trade receivables	423	275
Payments for investments in affiliates	(1)	(4)
Other, net	51	14
Cash provided by (used for) investing activities	394	(41)
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	(54)	1,193
Proceeds from short-term debt with maturities greater than 90 days	66	9
Repayments of short-term debt with maturities greater than 90 days	(7)	(214)
Proceeds from long-term debt	78	978
Repayments of long-term debt	(81)	(1,376)
Proceeds from the exercise of options for common shares	2	5
Dividends paid to common and preference shareholders	(79)	(79)
Other, net	(9)	(3)
Cash provided by (used for) financing activities	(84)	513
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2	6
Net increase (decrease) in cash and cash equivalents and restricted cash	(127)	76
Cash and cash equivalents and restricted cash - beginning of period	322	393
Cash and cash equivalents and restricted cash - end of period	$195	$469
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2020	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030
Net income (loss)	(8)	—	—	—	—	—	(184)	—	—	(1)	(185)
Other comprehensive income (loss)	(10)	—	—	—	—	—	—	(787)	—	(7)	(794)
Redemption value adjustment	15	—	—	—	—	—	(15)	—	—	—	(15)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interest	—	—	—	—	—	—	1	—	—	5	6
Share-based compensation expense	—	—	—	—	—	15	—	—	—	—	15
Issuance of common shares, including stock dividends	—	—	—	333,118	—	—	(2)	—	—	—	(2)
Balance, March 31, 2020	$394	6,899,683	$690	142,146,260	$1	$5,344	$6,158	$(6,411)	$(920)	$110	$4,972

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2019	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
Net income (loss)	5	—	—	—	—	—	45	—	—	—	45
Other comprehensive income (loss)	(8)	—	—	—	—	—	—	(44)	—	(1)	(45)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(1)	(1)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	—	4	—	—	—	—	4
Impact of adoption of new accounting standards	—	—	—	—	—	—	21	(21)	—	—	—
Issuance of common shares, including stock dividends	—	—	—	357,980	—	2	(1)	—	—	—	1
Balance, March 31, 2019	$421	6,899,683	$690	141,469,061	$1	$5,284	$8,045	$(7,000)	$(920)	$204	$6,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge” or the "Company"), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2019 has been derived from Bunge’s audited consolidated financial statements at that date.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.  The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, forming part of Bunge’s 2019 Annual Report on Form 10-K filed with the SEC on February 21, 2020.
Effective January 1, 2020, the Company changed its segment reporting to separately disclose Corporate and Other activities from its reporting segments, as further described in Note 20 - Segment Information. Certain reclassifications of prior period amounts within the reporting segments have been made to conform to current presentation.

Cash, Cash Equivalents, and Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(US$ in millions)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$193	$464
Restricted cash included in other current assets	2	5
Total	$195	$469

2.	ACCOUNTING PRONOUNCEMENTS
The below outlines new accounting pronouncements issued in 2020, as well updates on certain previously disclosed Accounting Standards Updates ("ASUs").
New Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848)- Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The Company is evaluating the impact of this standard on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)- Simplifying the Accounting for Income Taxes, which reduces complexity in the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company is evaluating the impact of this standard on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
On January 1, 2020 the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses ("CECL") model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale securities. The Company adopted the guidance under a modified-retrospective approach with a cumulative effect adjustment to opening retained earnings. The adoption of this standard did not have a material impact on Bunge's consolidated financial statements.

3.	PORTFOLIO RATIONALIZATION INITIATIVES
Business Dispositions
On December 20, 2019, Bunge announced that it has entered into an agreement to sell its margarine and mayonnaise assets in Brazil. The transaction includes three production plants and brands used for these two products. The completion of the sale is subject to regulatory approval and is expected to close in the second half of 2020. In connection with this agreement, the Company has classified the assets and liabilities to be sold as held for sale in its consolidated financial statements as of March 31, 2020 and December 31, 2019. The following table presents the major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019:

(US$ in millions)	March 31, 2020	December 31, 2019
Inventories	$15	$19
Property, plant, and equipment, net	33	49
Other intangible assets, net	3	4
Assets held for sale	$51	$72

Other current liabilities	$3	$4
Liabilities held for sale	$3	$4

4.     LEASES
The Company routinely leases storage facilities, transportation equipment, land, and office facilities that are typically classified as operating leases. The accounting for some of the Company's leases may require significant judgment when determining whether a contract is or contains a lease, the lease term, and the likelihood of renewal or termination options. Leases with an initial term of more than 12 months are recognized on the balance sheet as right-of-use assets (Operating lease assets) and lease liabilities for the obligation to make payments under such leases (Current operating lease obligations and Non-current operating lease obligations). As of the lease commencement date, the lease liability is initially measured as the present value of lease payments not yet paid. The lease asset is initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement (e.g., prepaid rent), lease incentives, and any initial direct costs. Over time, the lease liability is reduced for lease payments made and the lease asset is reduced through expense, classified as either Cost of goods sold or Selling, general and administrative expense, depending upon the nature of the lease. Lease assets are subject to review for impairment in a manner consistent with Property, plant and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet, and lease expense for these short-term leases is recognized on a straight-line basis over the lease term.

The Company’s leases range in length of term, with an average remaining lease term of 5.1 years, but with certain land leases continuing for up to 92 years. Additionally, certain leases contain renewal options that can extend the lease term up to an additional 5 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive to the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of March 31, 2020, this weighted average discount rate was 4.5%.
Certain of the Company’s freight supply agreements for ocean freight vessels and rail cars may include rental payments that are variable in nature. Variable payments on time charter agreements for ocean freight vessels under freight supply agreements are dependent on then-current market daily hire rates. Variable payments for certain rail cars can be based on volumes, and in some cases, benchmark interest rates. All such variable payments are not included in the calculation of the associated operating lease asset or liability subsequent to the inception date of the associated lease and are recorded as expense in the period in which the adjustment to the variable payment obligation is incurred. Certain of the Company’s lease agreements related to railcars and barges contain residual value guarantees (see Note 16 - Commitments And Contingencies). None of the Company’s lease agreements contain material restrictive covenants.
The components of lease expense were as follows:

	Three Months Ended March 31,
(US$ in millions)	2020	2019
Operating lease cost	$64	$80
Short-term lease cost	149	152
Variable lease cost	4	3
Sublease income	(14)	(30)
Total lease cost	$203	$205

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(US$ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease liability principal payments	$65	$79
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$29	$70

Maturities of lease liabilities for operating leases as of March 31, 2020, are as follows:

(US$ in millions)
Remaining in 2020	$183
2021	203
2022	152
2023	110
2024	55
Thereafter	99
Total lease payments (1)	802
Less imputed interest	91
Present value of lease liabilities, as separately presented on the condensed consolidated balance sheet	$711

(1)
Minimum lease payments have not been reduced by minimum sublease income receipts of $24 million due in future periods under non-cancelable subleases. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of approximately 5 years, as well as an agreement in which the Company subleases rail cars with remaining sublease terms of approximately three to four years. Additionally, the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

As of March 31, 2020, the Company has additional operating leases for freight supply agreements on ocean freight vessels, that have not yet commenced, of $182 million. These operating leases will commence in 2020 with lease terms of up to eight years.

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
            As of March 31, 2020 and December 31, 2019, time deposits and LCs of $3,847 million and $3,409 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At March 31, 2020 and December 31, 2019, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.59% and 3.10%, respectively. During the three months ended March 31, 2020 and 2019, total net proceeds from issuances of LCs were $1,490 million and $1,117 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

6.	TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Bunge establishes an allowance for lifetime expected credit losses utilizing an aging schedule for each pool of trade accounts receivable. The risk characteristics for each individual receivable were homogenous across the pool of trade accounts receivable and the determination of pools was sufficiently granular to address any differences in risk characteristics. Any receivables that did not share similar risk characteristics were separated into different pools for further analysis. Pools are determined based on risks characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Specifically, in establishing appropriate default rates as of March 31, 2020, the Company took into consideration expected impacts on its customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on the financial statements.

Bunge records and reports accrued interest receivable within the same line item as the related receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.

Changes to the allowance for lifetime expected credit losses related to trade account receivables are as follows:

Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2020	$108	$65	$173
Current period provisions	13	—	13
Write-offs charged against the allowance	(1)	—	(1)
Foreign exchange translation differences	(3)	(10)	(13)
Allowance as of March 31, 2020	$117	$55	$172

(1)	Long-term portion of the allowance for credit losses included in Other non-current assets as of March 31, 2020.

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

(US$ in millions)	March 31, 2020	December 31, 2019
Receivables sold which were derecognized from Bunge's balance sheet	$818	$801
Deferred purchase price included in other current assets	$112	$105

The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Three Months Ended March 31,
(US$ in millions)	2020	2019
Gross receivables sold	$2,634	$2,258
Proceeds received in cash related to transfer of receivables	$2,485	$2,101
Cash collections from customers on receivables previously sold	$2,341	$1,875
Discounts related to gross receivables sold included in SG&A	$3	$4

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

7.	INVENTORIES
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

(US$ in millions)	March 31, 2020	December 31, 2019
Agribusiness (1)	$4,411	$4,002
Edible Oil Products (2)	735	770
Milling Products	209	194
Sugar and Bioenergy (3)	7	6
Fertilizer	89	66
Total	$5,451	$5,038

(1)
Includes RMI of $4,170 million and $3,796 million at March 31, 2020 and December 31, 2019, respectively.  Of these amounts, $3,083 million and $2,589 million can be attributable to merchandising activities at March 31, 2020 and December 31, 2019, respectively.

(2)	Includes RMI of $103 million and $133 million at March 31, 2020 and December 31, 2019, respectively.

(3)	Includes RMI of $6 million and $5 million at March 31, 2020 and December 31, 2019, respectively.

8.	OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	March 31, 2020	December 31, 2019
Unrealized gains on derivative contracts, at fair value	$1,639	$927
Prepaid commodity purchase contracts (1)	198	153
Secured advances to suppliers, net (2)	299	346
Recoverable taxes, net	339	476
Margin deposits	486	285
Marketable securities, at fair value, and other short-term investments	284	393
Deferred purchase price receivable(3)	112	105
Income taxes receivable	24	37
Prepaid expenses	221	221
Other	187	170
Total	$3,789	$3,113

(1)	Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.

(2)
The Company provides cash advances to suppliers, primarily Brazilian farmers of soybeans, to finance a portion of the suppliers’ production costs.  The Company does not bear any of the costs or operational risks associated with the related growing crops.  The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold.  The secured advances to farmers are reported net of allowances of $1 million at March 31, 2020 and $1 million at December 31, 2019.

Interest earned on secured advances to suppliers of $12 million and $7 million for the three months ended March 31, 2020 and 2019, respectively, is included in net sales in the condensed consolidated statements of income.

(3)
Deferred purchase price receivable represents additional credit support for the investment conduits in the Company’s trade receivables securitization program (see Note 6 - Trade Accounts Receivable and Trade Receivable Securitization Program).

Marketable Securities and Other Short-Term Investments - The Company invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	March 31, 2020	December 31, 2019
Foreign government securities	$145	$212
Corporate debt securities	124	161
Equity securities	9	14
Other	6	6
Total	$284	$393

As of March 31, 2020 and December 31, 2019, $278 million and $387 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the three months ended March 31, 2020, unrealized losses of $16 million have been recorded for investments still held at March 31, 2020.

9.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	March 31, 2020	December 31, 2019
Recoverable taxes, net (1)	$68	$48
Judicial deposits (1)	85	106
Other long-term receivables	4	6
Income taxes receivable	187	208
Long-term investments	88	83
Affiliate loans receivable	18	29
Long-term receivables from farmers in Brazil, net (1)	87	69
Other	185	129
Total	$722	$678

(1)	These non-current assets arise primarily from the Company’s Brazilian operations and their realization could take several years.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $31 million and $41 million at March 31, 2020 and December 31, 2019, respectively.
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
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in other current assets as prepaid commodity contracts or secured advances to suppliers (see Note 8 - Other Current Assets) and reclassified to other non-current assets when collection issues with farmers arise and amounts become past due with resolution of such matters expected to take more than one year.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2020 and the year ended December 31, 2019 was $168 million and $186 million, respectively.  The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2020		December 31, 2019
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$71	$60	$95	$85
Renegotiated amounts	8	8	11	11
For which no allowance has been provided:
Legal collection process (1)	37	—	50	—
Renegotiated amounts (2)	4	—	5	—
Other long-term receivables	35	—	4	—
Total	$155	$68	$165	$96

(1)	All amounts in legal process are considered past due upon initiation of legal action.

(2)	All renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended March 31,
(US$ in millions)	2020	2019
Beginning balance	$96	$106
Bad debt provisions	2	1
Recoveries	(8)	(1)
Foreign exchange translation	(22)	(1)
Ending balance	$68	$105

10.	INCOME TAXES
Income tax expense is provided on an interim basis based on management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or non-recurring tax adjustments in the interim period in which they occur. In addition, results from jurisdictions projecting a loss for the year where no tax benefit can be recognized are treated discretely in the interim period in which they occur. The effective tax rate is highly dependent on the geographic distribution of the Company’s worldwide earnings or losses and tax regulations in each jurisdiction. Management regularly monitors the assumptions used in estimating its annual effective tax rate and adjusts estimates accordingly, including the realizability of deferred tax assets. Volatility in earnings within a taxing jurisdiction could result in a determination that additional valuation allowance adjustments may be warranted.
Income tax benefit related to continuing operations for the three months ended March 31, 2020 was $55 million, and income tax expense related to continuing operations for the three months ended March 31, 2019 was $38 million. The tax benefit for the three months ended March 31, 2020 is primarily due to an overall pretax loss.  The effective tax rate for the three months ended March 31, 2020 is materially consistent with the U.S. statutory rate of 21%. The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. statutory rate of 21% primarily due to an unfavorable earnings mix associated with pretax losses in certain jurisdictions.
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

11.	OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	March 31, 2020	December 31, 2019
Unrealized losses on derivative contracts, at fair value	$1,961	$766
Accrued liabilities	400	602
Advances on sales	325	411
Other	503	476
Total	$3,189	$2,255

12.	FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Trade accounts receivable, trade accounts payable, and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 5 - Trade Structured Finance Program for trade structured finance program, Note 9 - Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, and Note 14 - Debt for long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
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
For a further definition of fair value and the associated fair value levels, refer to Note 15 - Fair Value Measurements, included in the Company's 2019 Annual Report on Form 10-K.

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2020				December 31, 2019
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 7)	$—	$3,660	$619	$4,279	$—	$3,703	$231	$3,934
Trade accounts receivable (1)	—	19	—	19	—	—	—	—
Unrealized gain on derivative contracts (2):		1
Interest rate	—	103	—	103	—	45	—	45
Foreign exchange	—	494	—	494	—	331	—	331
Commodities	36	1,019	18	1,073	34	481	9	524
Freight	21	—	1	22	10	—	—	10
Energy	47	—	—	47	56	—	—	56
Other (3)	51	244	—	295	47	370	—	417
Total assets	$155	$5,539	$638	$6,332	$147	$4,930	$240	$5,317
Liabilities:
Trade accounts payable (4)	$—	$384	$261	$645	$—	$347	$31	$378
Unrealized loss on derivative contracts (5):
Interest rate	—	17	—	17	—	4	—	4
Foreign exchange	—	1,162	—	1,162	—	257	—	257
Commodities	57	590	33	680	49	388	31	468
Freight	21	—	2	23	10	—	—	10
Energy	89	1	—	90	26	—	2	28
Equity	—	—	—	—	—	—	—	—
Total liabilities	$167	$2,154	$296	$2,617	$85	$996	$64	$1,145

(1)	These receivables are financial instruments for which Bunge has elected the fair value option.

(2)
Unrealized gains on derivative contracts are generally included in other current assets. There were $100 million and $39 million included in other non-current assets at March 31, 2020 and December 31, 2019, respectively.

(3)	Other includes the fair values of marketable securities and investments in other current assets and other non-current assets.

(4)	These payables are hybrid financial instruments for which the Company has elected the fair value option.

(5)
Unrealized losses on derivative contracts are generally included in other current liabilities. There are $12 million and $1 million included in other non-current liabilities at March 31, 2020 and December 31, 2019, respectively.

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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2020 and 2019.  These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended March 31, 2020
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2020	$231	$(24)	$(31)	$176
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	164	14	4	182
Purchases	678	1	(236)	443
Sales	(627)	—	—	(627)
Issuances	—	(2)	—	(2)
Settlements	—	(18)	61	43
Transfers into Level 3	271	3	(59)	215
Transfers out of Level 3	(98)	10	—	(88)
Balance, March 31, 2020	$619	$(16)	$(261)	$342
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $73 million, $13 million and $5 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2020.

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

(1)
Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $37 million, $6 million and $5 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2019.

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company uses derivative instruments to manage several market risks, such as interest rate, foreign currency, and commodity risk. Some of those hedges the Company enters into qualify for hedge accounting in the financial statements (Hedge Accounting Derivatives) and some, while intended as economic hedges, do not qualify or are not designated for hedge accounting (Economic Hedge Derivatives). As these derivatives impact the financial statements in different ways, they are discussed separately below.
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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold or Selling, general and administrative expenses. These hedges mature at various times through December 2020. Of the amount currently in Accumulated other comprehensive income (loss), $9 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	March 31, 2020	December 31, 2019	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,322	$2,279	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$102	$37	$ Notional
Interest rate swap - notional amount	$2,226	$2,249	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$283	$281	$ Notional
Cross currency swap - notional amount	$283	$281	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$—	$99	$ Notional
Foreign currency option - notional amount	$75	$75	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$938	$928	$ Notional
Carrying value of non-derivative hedging instrument	$873	$895	$ Notional

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
The table below summarizes the volume of economic derivatives as of March 31, 2020 and December 31, 2019. For those contracts traded bilaterally through the OTC markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	March 31,		December 31,
	2020		2019		Unit of Measure
	Long	(Short)	Long	(Short)
Interest rate
Swaps	$3,286	$(164)	$4,062	$(39)	$ Notional
FRAs	$169	$(169)	$213	$(418)	$ Notional
Currency
Forwards	$10,187	$(14,926)	$7,164	$(9,983)	$ Notional
Swaps	$299	$(317)	$191	$(170)	$ Notional
Futures	$1	$—	$—	$(16)	$ Notional
Options	$124	$(165)	$132	$(157)	Delta
Agricultural commodities
Forwards	35,030,369	(32,400,559)	27,914,141	(25,321,595)	Metric Tons
Swaps	193,287	(543,493)	—	(1,114,704)	Metric Tons
Futures	—	(9,857,392)	—	(1,960,051)	Metric Tons
Options	110,536	—	—	(115,232)	Metric Tons
Ocean freight
FFA	5,033	—	—	(133)	Hire Days
FFA options	397	—	42	—	Hire Days
Natural gas
Swaps	811,374	—	215,640	—	MMBtus
Futures	9,740,000	—	2,802,500	—	MMBtus
Energy - other
Forwards	5,534,290	—	5,534,290	—	Metric Tons
Swaps	370,979	—	239,836	—	Metric Tons
Other
Swaps and futures	$10	$—	$50	$(14)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2020 and 2019.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)		2020	2019
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$—	$1

Cost of goods sold
Economic hedges	Foreign currency	(917)	75
	Commodities	721	138
	Other (1)	(81)	28
Total Cost of goods sold		$(277)	$241

Interest expense
Hedge accounting	Interest rate	$—	$(3)
Economic hedges	Interest rate	—	(3)
Total Interest expense		$—	$(6)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$7	$(1)
Economic hedges	Foreign currency	(184)	38
Total Foreign exchange gains (losses)		$(177)	$37

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$3	$(2)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(14)	$—
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$46	$(38)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$22	$17

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(6)	$1

(1)	Other includes the results from freight, energy and other derivatives.

14.	DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At March 31, 2020, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility.

In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At March 31, 2020, there were no borrowings outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $736 million in short-term borrowings outstanding under local bank lines of credit at March 31, 2020 to support working capital requirements.
At March 31, 2020, Bunge had $4,315 million of unused and available borrowing capacity under its committed credit facilities totaling $4,315 million with a number of lending institutions.
The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2020		December 31, 2019
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,262	$4,201	$4,223	$4,319

15.	RELATED PARTY TRANSACTIONS
Bunge annually purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised less than 5% of total Cost of goods sold for the three months ended March 31, 2020 and 2019. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised less than 2% of total Net sales for the three months ended March 31, 2020 and 2019.
In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. For the three months ended March 31, 2020 and 2019, such services were not material to the Company's consolidated results.
At March 31, 2020 and December 31, 2019, receivables and payables related to the above related party transactions, and included in Trade accounts receivable and Trade accounts payable, respectively, in the consolidated balance sheets were not material.
Bunge believes all transaction values to be similar to those that would be conducted with third parties.

16.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2019. Included in other non-current liabilities at March 31, 2020 and December 31, 2019 are the following amounts related to these matters:

(US$ in millions)	March 31, 2020	December 31, 2019
Non-income tax claims	$20	$23
Labor claims	39	50
Civil and other claims	76	88
Total	$135	$161

Brazil Indirect Taxes
Non-income tax claims - These tax claims relate to ongoing claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS). Bunge expects to pay 58 million Brazilian reais (approximately $11 million) in 2020 or 2021 to settle a portion of its outstanding liabilities in amnesty programs in certain Brazilian states regarding certain tax credits.
As of March 31, 2020, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued outstanding claims (including applicable interest and penalties). The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims are comprised of the following:

(US$ in millions)	Years Examined	March 31, 2020	December 31, 2019
ICMS	1990 to Present	$174	$221
PIS/COFINS	2004 through 2016	$208	$268

Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
During the first quarter of 2016, Bunge received a notice from the Brazilian Administrative Council for Economic Defense ("CADE") initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. Additionally, in the second quarter of 2018, Bunge received a notification from CADE that it has extended the scope of an existing administrative proceeding relating to alleged anticompetitive practices in the Rio Grande port in Brazil to include certain of Bunge's Brazilian subsidiaries and certain former employees of those subsidiaries. Bunge is defending against these actions; however, the proceedings were put on hold due to a Court injunction obtained by one of the defendants while the Courts determine whether the statute of limitations should be applied to the proceedings. Therefore, Bunge cannot, at this time, reasonably predict the ultimate outcome of the proceedings or sanctions, if any, that may be imposed.
Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2020:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1) (2)	$276
Residual value guarantee (3)	263
Total	$539

(1)
Bunge has issued financial and performance guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings that have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, a Bunge subsidiary has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at March 31, 2020, Bunge's potential liability was $176 million, and it has recorded a $14 million obligation related to these guarantees, inclusive of expected lifetime credit losses, which are determined based on historical financial information and are not expected to be material.

(2)
Bunge has issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal that is expected to be completed in 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At March 31, 2020, Bunge's maximum potential future payments under these guarantees was $43 million, and no obligation has been recorded related to these guarantees.

(3)
Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2020 through 2026. At March 31, 2020, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4 - Leases).
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly‑owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its 100% owned subsidiaries.  At March 31, 2020, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $4,522 million related to these guarantees.  This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V.  There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

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
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(5,263)	$(170)	$(191)	$(5,624)
Other comprehensive income (loss) before reclassifications	(835)	51	—	(784)
Amount reclassified from accumulated other comprehensive income (loss)	—	(4)	1	(3)
Balance, March 31, 2020	$(6,098)	$(123)	$(190)	$(6,411)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(6,637)	$(145)	$(153)	$(6,935)
Other comprehensive income (loss) before reclassifications	(20)	(23)	—	(43)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	(21)	(22)
Balance, March 31, 2019	$(6,657)	$(169)	$(174)	$(7,000)

19.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(US$ in millions, except for share data)	2020	2019
Net income (loss)	$(193)	$50
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	9	(5)
Net income (loss) attributable to Bunge	(184)	45
Convertible preference share dividends	(8)	(8)
Adjustment of redeemable noncontrolling interest (1)	(15)	—
Net income (loss) available to Bunge common shareholders - Basic and Diluted	$(207)	$37

Weighted-average number of common shares outstanding:
Basic	141,899,104	141,205,004
Effect of dilutive shares:
—stock options and awards (2)	—	353,766
—convertible preference shares (3)	—	—
Diluted	141,899,104	141,558,770

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$(1.46)	$0.26
Net income (loss) attributable to Bunge common shareholders—diluted	$(1.46)	$0.26

(1)	The redemption value adjustment of the Company's redeemable noncontrolling interest is deducted from income (loss) as discussed further in Note 17 - Redeemable Noncontrolling Interest.

(2)
The weighted-average common shares outstanding-diluted excludes approximately 7 million and 5 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended March 31, 2020 and 2019, respectively.

(3)
Weighted-average common shares outstanding-diluted for the three months ended March 31, 2020 and 2019 excludes approximately 8 million and 8 million, respectively, weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares.

20.	SEGMENT INFORMATION
The Company's operations are organized, managed and classified into five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similar economic characteristics and are similar in nature of products and services offered, the nature of production processes, and the type and class of customer and distribution methods.
The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. See Note 1 - Basis of Presentation, Principles Of Consolidation, And Significant Accounting Policies.
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. Up until December 2019, when the Company contributed its Brazilian sugar and bioenergy operations forming the majority of its Sugar and Bioenergy segment into a joint venture with the Brazilian biofuels business of BP p.l.c, the Sugar and Bioenergy segment primarily involved sugarcane growing and milling in Brazil, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The activities of the Fertilizer segment include port operations in Brazil and Argentina and blending and retail operations in Argentina.
Corporate & Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because operating performance of each reporting segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance, and securitization activities.
Transfers between the segments are generally valued at market. The segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues”.

	Three Months Ended March 31, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other (1)	Eliminations	Total
Net sales to external customers	$6,329	$2,324	$416	$50	$54	$—	$—	$9,173
Inter–segment revenues	1,207	43	—	—	—	—	(1,250)	—
Foreign exchange gains (losses)	(13)	7	(1)	—	—	1	—	(6)
Noncontrolling interests (1)	2	7	—	—	—	—	—	9
Other income (expense) – net	1	(1)	(1)	(51)	—	1	—	(51)
Segment EBIT (2)	(127)	46	18	(50)	5	(62)	—	(170)
Depreciation, depletion and amortization	(57)	(37)	(12)	—	(2)	(5)	—	(113)
Total assets	12,394	3,604	1,277	323	294	704	—	18,596

	Three Months Ended March 31, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other (1)	Eliminations	Total
Net sales to external customers	$6,919	$2,239	$426	$285	$69	$—	$—	$9,938
Inter–segment revenues	1,168	32	—	—	1	—	(1,201)	—
Foreign exchange gains (losses)	(9)	2	2	(3)	—	1	—	(7)
Noncontrolling interests (1)	2	(6)	—	(1)	—	—	—	(5)
Other income (expense) – net	29	(1)	(2)	—	—	5	—	31
Segment EBIT (2)	141	59	22	(19)	2	(54)	—	151
Depreciation, depletion and amortization	(60)	(39)	(14)	(19)	(2)	(5)	—	(139)
Total assets	12,118	3,942	1,542	1,861	315	757	—	20,535

(1)	Includes noncontrolling interests share of interest and tax to reconcile to consolidated Noncontrolling interests.

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

A reconciliation of total Segment EBIT to Net income (loss) attributable to Bunge follows:

	Three Months Ended March 31,
(US$ in millions)	2020	2019
Total Segment EBIT from continuing operations	$(170)	$151
Interest income	7	7
Interest expense	(77)	(75)
Income tax (expense) benefit	55	(38)
Noncontrolling interests' share of interest and tax	1	—
Net income (loss) attributable to Bunge	$(184)	$45

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

	Three Months Ended March 31, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$6,084	$492	$15	$47	$—	$6,638
Sales from contracts with customers	245	1,832	401	3	54	2,535
Net sales to external customers	$6,329	$2,324	$416	$50	$54	$9,173

	Three Months Ended March 31, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$6,717	$459	$15	$205	$—	$7,396
Sales from contracts with customers	202	1,780	411	80	69	2,542
Net sales to external customers	$6,919	$2,239	$426	$285	$69	$9,938

21.    SUBSEQUENT EVENTS
Business Dispositions
On April 21, 2020, the Company issued a press release announcing that it has entered into an agreement to sell a portfolio of interior grain elevators located in the United States to Zen-Noh Grain Corporation in exchange for cash proceeds of $300 million, subject to customary closing adjustments. The completion of the sale is subject to customary closing conditions, including regulatory approval and is expected to close either in the last quarter of 2020 or first quarter of 2021.

Investments in Affiliates

Results associated with the Company’s 50% interest in its equity method investee, BP Bunge Bioenergia, which comprises the majority of its Sugar and Bioenergy segment, are reported on a one-month lag. As such, included in Other income (expense) - net for the three months ended March 31, 2020 is the Company’s share of losses from the investee for the three months ended February 29, 2020. Such losses were impacted by foreign exchange losses on the remeasurement of US dollar denominated debt into Brazilian real, the functional currency of the investee.

Subsequent to February 29, 2020, through the date of issuance of the Company’s financial statements, the Brazilian real has continued to depreciate versus the U.S. dollar. As such, the Company believes that additional foreign exchange losses in relation to its investment in BP Bunge Bioenergia may be material to the Company’s financial statements for the three and six months ended June 30, 2020.

Cautionary Statement Regarding Forward Looking Statements
This report contains both historical and forward looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions. These forward looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. The following important factors, among others, could cause actual results to differ from these forward-looking statements: industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products used in our business, fluctuations in energy and freight costs; competitive developments in our industries; the effects of weather conditions and the outbreak of crop and animal disease on our business; global and regional economic, agricultural, financial and commodities market, political, social and health conditions; the impacts of pandemic outbreaks, including COVID-19; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, dispositions, joint ventures and strategic alliances; our ability to achieve the efficiencies, savings and other benefits anticipated from our cost reduction, margin improvement, operational excellence and other business optimization initiatives; changes in government policies, laws and regulations affecting our business, including agricultural and trade policies and environmental, tax and biofuels regulation; our capital allocation plans, funding needs and financing sources; changes in foreign exchange policy or rates; the outcome of our portfolio rationalization initiatives; the effectiveness of our risk management strategies; our ability to attract and retain executive management and key personnel; operational risks, including industrial accidents, natural disasters and cybersecurity incidents; and other factors affecting our business generally.
The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.
You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 21, 2020, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2020 Overview

You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 for a discussion of our internal controls over financial reporting.

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

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Income (Loss) Attributable to Bunge - For the quarter ended March 31, 2020, net income attributable to Bunge decreased by $229 million to a loss of $184 million from income of $45 million for the quarter ended March 31, 2019. This decrease resulted primarily from lower total Segment EBIT of $321 million, predominantly in Agribusiness, which was lower by $268 million.
Income Tax (Expense) Benefit - Income tax benefit related to continuing operations for the three months ended March 31, 2020 was $55 million, and income tax expense related to continuing operations for the three months ended March 31, 2019 was $38 million. The tax benefit for the three months ended March 31, 2020 is primarily due to an overall pretax loss. The effective tax rate for the three months ended March 31, 2020 is materially consistent with the U.S. statutory rate of 21%. The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. statutory rate of 21% primarily due to an unfavorable earnings mix associated with pretax losses in certain jurisdictions.
Segment Overview
The Company's operations are organized, managed and classified into five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon similar economic characteristics and are similar in the nature of their products and services offered, production processes, types and classes of customer, and distribution methods. In December 2019, the Company contributed its Brazilian sugar and bioenergy operations, comprising the majority of its Sugar and Bioenergy segment, into a joint venture with the Brazilian biofuels business of BP p.l.c. ("BP") in exchange for cash and a 50% equity interest the combined entity, BP Bunge Bioenergia (the “Joint Venture”). The Company’s reported Sugar and Bioenergy results for the first quarter of 2020 therefore include its share of the net earnings in the joint venture for the quarter, whereas the Company’s Sugar and Bioenergy results for the first quarter of 2019 reflect its 100% ownership interest in the Brazilian sugar and bioenergy operations contributed to the Joint Venture.
The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Effective January 1, 2020, the Company changed its segment reporting to separately disclose Corporate and Other activities from its reporting segments, as further described in Note 20 - Segment Information. Certain reclassifications of prior period amounts within the reporting segments have been made to conform to current presentation.

Agribusiness - EBIT for the first quarter of 2020 was a loss of $127 million compared to income of $141 million in the first quarter of 2019.
In Oilseeds, lower results in soy primarily stemmed from lower structural margins as well as negative mark-to-market impacts in most regions. In softseeds, higher structural margins were more than offset by negative mark-to-market results in most regions.
In Grains, improved origination results in North America, following adverse weather conditions in the prior year, and South America, due to improved farmer selling due to depreciation of the Brazilian real were more than offset by negative mark-to-market results in ocean freight.

Edible Oil Products - EBIT for the first quarter of 2020 was $46 million compared to $59 million in the first quarter of 2019. The decrease was largely driven by unfavorable mark-to-market results on hedges of palm oil purchases in Asia. Increased North American demand prior to COVID-19, and higher European demand related to accelerated-buying in advance of COVID-19 restrictions, was partially offset by lower demand in Asia following COVID-19 restrictions earlier in the quarter.
Milling Products - EBIT for the first quarter of 2020 was $18 million compared to $22 million in the first quarter of 2019. The decrease was primarily due to lower prices across all regions, which more than offset higher volumes in all regions except Mexico.
Sugar and Bioenergy - EBIT for the first quarter of 2020 was a loss of $50 million compared to a loss of $19 million in the first quarter of 2019. As discussed above, the current quarter result relates to our share of net income of the Joint Venture, which includes $25 million in foreign exchange losses on US dollar denominated debt of the Joint Venture due to depreciation of the Brazilian real during the quarter, whereas results for the first quarter of 2019 reflect our 100% ownership interest in the Brazilian sugar and bioenergy operations contributed to the Joint Venture in late 2019.
Fertilizer - EBIT for the first quarter of 2020 was $5 million compared to $2 million in the first quarter of 2019. The increased results in the quarter were primarily driven by higher margins, which were partially offset by lower volumes.
Corporate and Other - EBIT for the first quarter of 2020 was a loss of $62 million compared to a loss of $54 million in the first quarter of 2019. The decrease is primarily driven by lower results from our captive insurance and securitization activities, partially offset by lower SG&A due to ongoing savings captured during the global competitiveness program (GCP), which concluded at the end of 2019.
Segment Results
A summary of certain items in our condensed consolidated statements of income and volumes by reportable segment for the periods indicated is set forth below.

	Three Months Ended March 31,
(US$ in millions, except volumes)	2020	2019
Volumes (in thousands of metric tons):
Agribusiness	33,300	34,429
Edible Oil Products	2,349	2,309
Milling Products	1,148	1,105
Sugar and Bioenergy	86	816
Fertilizer	176	196

Net sales:
Agribusiness	$6,329	$6,919
Edible Oil Products	2,324	2,239
Milling Products	416	426
Sugar and Bioenergy	50	285

Fertilizer	54	69
Total	$9,173	$9,938

Cost of goods sold:
Agribusiness	$(6,340)	$(6,689)
Edible Oil Products	(2,196)	(2,091)
Milling Products	(370)	(378)
Sugar and Bioenergy	(48)	(287)
Fertilizer	(45)	(64)
Corporate and Other	—	8
Total	$(8,999)	$(9,501)

Gross profit:
Agribusiness	$(11)	$230
Edible Oil Products	128	148
Milling Products	46	48
Sugar and Bioenergy	2	(2)
Fertilizer	9	5
Corporate and Other	—	8
Total	$174	$437

Selling, general and administrative expenses:
Agribusiness	$(106)	$(112)
Edible Oil Products	(94)	(83)
Milling Products	(26)	(26)
Sugar and Bioenergy	(1)	(12)
Fertilizer	(4)	(3)
Corporate and Other	(64)	(69)
Total	$(295)	$(305)

Foreign exchange gains (losses):
Agribusiness	$(13)	$(9)
Edible Oil Products	7	2
Milling Products	(1)	2
Sugar and Bioenergy	—	(3)
Fertilizer	—	—
Corporate and Other	1	1
Total	$(6)	$(7)

EBIT attributable to noncontrolling interests:
Agribusiness	$2	$2
Edible Oil Products	6	(6)
Milling Products	—	—
Sugar and Bioenergy	—	(1)
Fertilizer	—	—
Total	$8	$(5)

Other income (expense) - net:
Agribusiness	$1	$29
Edible Oil Products	(1)	(1)
Milling Products	(1)	(2)
Sugar and Bioenergy	(51)	—
Fertilizer	—	—
Corporate and Other	1	5
Total	$(51)	$31

Segment EBIT:
Agribusiness	$(127)	$141
Edible Oil Products	46	59
Milling Products	18	22
Sugar and Bioenergy	(50)	(19)
Fertilizer	5	2
Corporate and Other	(62)	(54)
Total	$(170)	$151
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2020	2019
Net income (loss) attributable to Bunge	$(184)	$45
Interest income	(7)	(7)
Interest expense	77	75
Income tax expense (benefit)	(55)	38
Noncontrolling interest's share of interest and tax	(1)	—
Total Segment EBIT	$(170)	$151

Agribusiness Segment - Agribusiness segment net sales decreased by $590 million, or 9%, to $6.3 billion in the first quarter of 2020 compared to $6.9 billion in the first quarter of 2019. The decrease was primarily in our oilseed trading and distribution business, which suffered from lower sales volumes due to COVID-19. Additionally, lower sales prices in our grain origination business, and lower volumes in our grain trading and distribution businesses, contributed to the decrease.

Cost of goods sold decreased by $349 million, or 5%, to $6,340 million in the first quarter of 2020 compared to $6,689 million in the first quarter of 2019. The decrease is associated with the decreases in net sales discussed above, as well as unfavorable mark-to-market results in our oilseed processing, oilseed origination and distribution, and ocean freight businesses, offset by gains in our grain origination business in North America, following adverse weather conditions in the prior year, and in South America, due to improved farmer selling due to depreciation of the Brazilian real.

Gross profit decreased by $241 million, or 105%, to a loss of $11 million in the first quarter of 2020, from income of $230 million in the first quarter of 2019. The decrease was primarily due to a large unfavorable mark-to-market impact in our oilseed processing, oilseed origination and distribution, and ocean freight businesses, partially offset by gains in our North and South American grain origination businesses.

SG&A expenses decreased $6 million, or 5%, to $106 million in the first quarter of 2020, from $112 million in the first quarter of 2019. The decrease was mainly due to ongoing savings captured during the GCP, which concluded at the end of 2019. Additionally, most currencies in which SG&A expenses are denominated depreciated versus the US dollar during the current quarter.

Foreign exchange results decreased $4 million, or 44%, to losses of $13 million in the first quarter of 2020 compared to losses of $9 million in the first quarter of 2019. Foreign exchange results are primarily driven by funding non-U.S. functional currency operations with primarily US dollar denominated debt.

Other income (expense) - net decreased $28 million, or 97%, to income of $1 million in the first quarter of 2020 compared to income of $29 million in the first quarter of 2019. The decrease was primarily due to lower results from our financial services operations in the current quarter, driven by global financial market declines associated with COVID-19.

Segment EBIT decreased $268 million, or 190%, to a loss of $127 million in the first quarter of 2020 from income of $141 million in the first quarter of 2019. The decrease was primarily due to lower gross profit and other income (expense) - net discussed above, partially offset by lower SG&A expenses.

Edible Oil Products Segment - Edible Oil Products segment net sales increased $85 million, or 4%, to $2.3 billion in the first quarter of 2020 compared to $2.2 billion the first quarter of 2019. The increase was primarily due to higher business-to-business (B2B) volumes and prices in North America prior to COVID-19 restrictions in the region, higher business-to-consumer (B2C) demand in Europe related to accelerated-buying in advance of COVID-19 restrictions, partially offset by lower demand in Asia following COVID-19 restrictions earlier in the quarter.
Cost of goods sold increased $105 million, or 5%, to $2.2 billion in the first quarter of 2020 compared to $2.1 billion the first quarter of 2019. The increase was due to the increased sales mentioned above, as well as unfavorable mark-to-market results on hedges of palm oil purchases in Asia, offset by lower depreciation on our Brazilian margarine assets classified as held-for-sale since the fourth quarter of 2019.

Gross profit in the first quarter of 2020 decreased $20 million, or 14%, to $128 million compared to $148 million for the first quarter of 2019. The decrease was primarily due to increases cost of goods sold in excess of increased sales due to unfavorable mark-to-market results on hedges of palm oil purchases in Asia.

SG&A expenses increased $11 million, or 13%, to $94 million in the first quarter of 2020 compared to $83 million in the same period a year ago, primarily due to increased bad debt expense in the current quarter.

Segment EBIT decreased $13 million, or 22%, to $46 million for the first quarter of 2020 from $59 million in the first quarter of 2019, primarily associated with lower gross profit and increased SG&A expenses mentioned above.

Milling Products Segment - Milling Products segment net sales decreased $10 million, or 2%, to $416 million in the first quarter of 2020, compared to $426 million in the first quarter of 2019. The decrease was primarily driven by lower prices across all regions, which more than offset higher volumes in all regions except Mexico.

Cost of goods sold decreased $8 million, or 2%, to $370 million for the first quarter of 2020 compared to $378 million in the first quarter of 2019. The decrease was primarily was in line with the decrease in net sales above.

Gross profit decreased $2 million, or 4%, to $46 million in the first quarter of 2020 compared to $48 million in the first quarter of 2019. The decrease was primarily due to lower prices across all regions, which more than offset higher volumes in all regions except Mexico.

SG&A expenses of $26 million in the first quarter of 2020 were flat compared to the first quarter of 2019.

Segment EBIT decreased $4 million, or 18%, to $18 million in the first quarter of 2020 compared to $22 million in the first quarter of 2019. The decrease was primarily due to lower prices across all regions, which more than offset higher volumes in all regions except Mexico.

Sugar and Bioenergy Segment - Sugar and Bioenergy segment net sales decreased $235 million, or 82%, to $50 million in the first quarter of 2020 compared to $285 million in the first quarter of 2019. The decrease in sales was primarily due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into a joint venture with the Brazilian biofuels business of BP in the fourth quarter of 2019.

Cost of goods sold decreased $239 million, or 83%, to $48 million in the first quarter of 2020 compared to $287 million in the first quarter of 2019. The decreased was in line with the decrease in net sales and is due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into a joint venture with the Brazilian biofuels business of BP in the fourth quarter of 2019.

Gross profit increased $4 million, or 200%, to income of $2 million in the first quarter of 2020 from a loss of $2 million in the first quarter of 2019. The increase is driven by increased profits on marginal ethanol trading activities in North America.

SG&A expenses decreased by $11 million, or 92%, to $1 million in the first quarter of 2020 compared to $12 million in the first quarter of 2019. The decrease was primarily associated with the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into a joint venture with the Brazilian biofuels business of BP in the fourth quarter of 2019.

Other income (expense) - net was expense of $51 million of in the first quarter of 2020 compared to zero in the first quarter of 2019. The increase in expense is due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into a joint venture with the Brazilian biofuels business of BP in the fourth quarter of 2019, for which our share of result is accounted for in Other income (expense) - net. The Joint Venture's net loss for the quarter includes $25 million in foreign exchange losses on US dollar denominated debt of the Joint Venture due to depreciation of the Brazilian real.

Segment EBIT decreased $31 million, or 163%, to a loss of $50 million in the first quarter of 2020 compared to a loss of $19 million in the first quarter of 2019. The decrease was primarily due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into a joint venture with the Brazilian biofuels business of BP in the fourth quarter of 2019, as discussed above.

Fertilizer Segment - Fertilizer segment net sales decreased $15 million, or 22%, to $54 million in the first quarter of 2020, compared to $69 million in the first quarter of 2019. The decrease was primarily due to lower volumes and prices in Argentina.

Cost of goods sold decreased $19 million, or 30%, to $45 million in the first quarter of 2020, from $64 million in the first quarter of 2019 due to lower purchase prices in excess of lower sales prices in Argentina and Brazil, as well as lower industrial costs associated depreciation of the Brazilian real in the current quarter.

Gross profit increased $4 million, or 80%, to $9 million in the first quarter of 2020 compared to $5 million in the first quarter of 2019. The increase was mainly due to lower costs of goods sold.

SG&A expenses increased $1 million, or 33%, to $4 million in the first quarter of 2020 compared to $3 million in the first quarter of 2019. The increase was mainly due to higher bad debt expense in the current quarter.

Segment EBIT increased $3 million, or 150%, to $5 million in the first quarter of 2020 compared to $2 million in the first quarter of 2019. The increase was primarily due to higher gross profit, partially offset by higher SG&A expenses.

Corporate and Other - EBIT decreased $8 million, or 15%, to a loss of $62 million in the first quarter of 2020 compared to a loss of $54 million in the same period a year ago. The decrease is primarily driven by lower results from our captive insurance and securitization activities, partially offset by lower SG&A expenses due to ongoing savings captured during the GCP, which concluded at the end of 2019.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended March 31,
(US$ in millions)	2020	2019
Interest income	$7	$7
Interest expense	(77)	(75)

Interest income was $7 million in the first quarter of 2020 compared to $7 million in the first quarter of 2019. Interest expense increased by $2 million, 3%, to $77 million in the first quarter of 2020 compared to $75 million in the first quarter of 2019 due to interest payable on the settlement of an arbitration matter in Brazil, as well as foreign currency borrowings in certain locations with higher interest rates.

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
Our current ratio, which is a widely used measure of liquidity and is defined as current assets divided by current liabilities, was 1.38 and 1.55 at March 31, 2020 and December 31, 2019, respectively.
Cash and Cash Equivalents - Cash and cash equivalents were $193 million and $320 million at March 31, 2020 and December 31, 2019, respectively. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.
Readily Marketable Inventories (“RMI”) - RMI are agricultural commodity inventories such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $4,279 million and $3,934 million at March 31, 2020 and December 31, 2019, respectively (see Note 7 - Inventories, to our condensed consolidated financial statements).
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
Revolving Credit Facilities - At March 31, 2020, we had approximately $4,315 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, all of which was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	March 31, 2020	March 31, 2020	December 31, 2019
Commercial paper	2023	$600	$—	$—
Long-term revolving credit facilities (1)	2022 - 2023	$3,715	—	—
Total		$4,315	$—	$—

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

We had no borrowings outstanding at March 31, 2020 under our unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision.
We had no borrowings outstanding at March 31, 2020 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2022 (the ‘‘$1.75 Billion 2022 Facility’’). Borrowings under the $1.75 Billion 2022 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. The applicable margin is also subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the $1.75 Billion 2022 Facility. Amounts under the $1.75 Billion 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.75 Billion 2022 Facility by up to $250 million pursuant to an accordion provision.
We had no borrowings outstanding at March 31, 2020 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "$865 Million 2022 Facility"). Borrowings under the $865 Million 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the $865 Million 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the $865 Million 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At March 31, 2020, no borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At March 31, 2020 there were no borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt - Our short and long-term debt increased by $4 million, or 0.1%, to $4,998 million at March 31, 2020 from $4,994 million at December 31, 2019, primarily due to the funding of working capital requirements. For the three months ended March 31, 2020, our average short and long-term debt outstanding was approximately $4,975 million compared to approximately $6,007 million for the three months ended at March 31, 2019. Our long-term debt balance was $4,262 million at March 31, 2020 compared to $4,223 million at December 31, 2019, an increase of $39 million, or 0.9%. The following table summarizes our short-term debt at March 31, 2020.

(US$ in millions)	Outstanding Balance at March 31, 2020	Weighted Average Interest Rate at March 31, 2020	Highest Balance Outstanding During Quarter Ended March 31, 2020	Average Balance During Quarter Ended March 31, 2020	Weighted Average Interest Rate During Quarter Ended March 30, 2020
Bank borrowings (1)	$736	14.30%	$771	$733	12.48%
Commercial paper	—	—%	—	—	—%
Total	$736		$771	$733

(1)
Includes $402 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia Pacific countries at a weighted average interest rate of 24.21% as of March 31, 2020.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	March 31, 2020	December 31, 2019
Short-term debt: (1)
Short-term debt (2)	$736	$771
Current portion of long-term debt	509	507
Total short-term debt	1,245	1,278

Long-term debt (3):
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A)	283	281
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.50% Senior Notes due 2020	499	499
3.00% Senior Notes due 2022	398	398
1.85% Senior Notes due 2023 - Euro	876	899
4.35% Senior Notes due 2024	596	596
3.25% Senior Notes due 2026	696	696
3.75% Senior Notes due 2027	595	595
Other	230	170
Subtotal	4,262	4,223
Less: Current portion of long-term debt	(509)	(507)
Total long-term debt	3,753	3,716
Total debt	$4,998	$4,994

(1)	Includes secured debt of $1 million and $1 million at March 31, 2020 and December 31, 2019, respectively.

(2)
Includes $402 million and $348 million of local currency bank borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 24.21% and 27.16% as of March 31, 2020 and December 31, 2019, respectively.

(3)	Includes secured debt of $11 million and $15 million at March 31, 2020 and December 31, 2019, respectively.

Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2020 was as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Negative
Moody’s	P-1	Baa3	Stable
Fitch	F1	BBB-	Stable

(1)	Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2020.

Trade Receivable Securitization Program - We participate in an $800 million trade receivable securitization program (the "Program"), which provides us with an additional source of liquidity. The Program terminates on May 26, 2021, however, each committed purchaser's commitment to fund trade receivables sold under the Program will terminate on May 26, 2020 unless extended in accordance with the terms of the receivables transfer agreement.
Equity
Total equity is set forth in the following table:

(US$ in millions)	March 31, 2020	December 31, 2019
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,344	5,329
Retained earnings	6,158	6,437
Accumulated other comprehensive income (loss)	(6,411)	(5,624)
Treasury shares, at cost - 2020 and 2019 - 12,882,313 shares	(920)	(920)
Total Bunge shareholders’ equity	4,862	5,913
Noncontrolling interest	110	117
Total equity	$4,972	$6,030
Total Bunge shareholders’ equity was $4,862 million at March 31, 2020 compared to $5,913 million at December 31, 2019. The decrease during the three months ended March 31, 2020 was primarily due to $184 million of net loss attributable to Bunge, $787 million translation losses and $71 million and $8 million of declared dividends to common and preferred shareholders, respectively.
Noncontrolling interest decreased to $110 million at March 31, 2020 from $117 million at December 31, 2019. The decrease during the three months ended March 31, 2020 was primarily due to translation adjustments and dividends paid to noncontrolling interest entities.
As of March 31, 2020, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share, payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.2300 Bunge Limited common shares, based on the conversion price of $81.2982 per share, subject to certain additional anti-dilution adjustments (which represents 8,486,610 Bunge Limited common shares at March 31, 2020). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
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
For the three months ended March 31, 2020, our cash and cash equivalents and restricted cash decreased by $127 million, compared to an increase of $76 million in cash and cash equivalents and restricted cash for the three months ended March 31, 2019.
Cash used for operating activities was $439 million for the three months ended March 31, 2020 compared to $402 million for the three months ended March 31, 2019. Net cash used for operating activities was higher for the three months ended March 31, 2020, due to the net loss incurred during the the period, partially offset by lower working capital requirements compared to the three months ended March 31, 2019.

Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the three months ended March 31, 2020, we recorded a foreign currency gain on our debt of $86 million and, and for three months ended March 31, 2019, we recorded a foreign currency loss on our debt of $37 million, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gains) loss on net debt” in our condensed consolidated statements of cash flows. This adjustment is required as these losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Cash provided by investing activities was $394 million in the three months ended March 31, 2020 compared to cash used for investing activities of $41 million in the three months ended March 31, 2019. For the three months ended March 31, 2020, cash provided by investing activities was primarily associated with proceeds of $423 million from beneficial interests in securitized trade receivables. In addition, payments were made for investments of $104 million, primarily related to deposits in South America and promissory notes related to financial services, which were partially offset by proceeds from such investments of $80 million. We also made payments for capital expenditures of $55 million related to capital projects at various facilities, which decreased from capital expenditures of $119 million for the three months ended March 31, 2019 due to the 2019 formation of BP Bunge Bioenergia, as 2019 payments primarily related to replanting of sugarcane for our industrial sugar business in Brazil, as well as other capital projects at various facilities. In addition, payments were made for investments of $193 million, primarily related to deposits in South America related to financial services, which were partially offset by proceeds from such investments of $37 million. Additionally, cash outflows of $51 million occurred in the three months ended March 31, 2019, primarily due to the settlement of Brazilian real denominated net investment hedges. These payments were offset by proceeds of $275 million from beneficial interests in securitized trade receivables.
Cash used for financing activities was $84 million in the three months ended March 31, 2020 compared to cash provided by financing activities of $513 million in the three months ended March 31, 2019. In the three months ended March 31, 2020, we paid dividends of $79 million to our common shareholders and holders of our convertible preference shares. In the three months ended March 31, 2019, the net increase of $590 million in borrowings was primarily related to the funding of working capital needs, payments for investments and to finance capital expenditures. In addition, we paid dividends of $79 million to our common shareholders and holders of our convertible preference shares.
Off-Balance Sheet Arrangements
Guarantees - We have issued or were a party to the following guarantees at March 31, 2020:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$276
Residual value guarantee (3)	263
Total	$539

(1)
We have issued financial and performance guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at March 31, 2020, our potential liability was $176 million, and we have recorded a $14 million obligation related to these guarantees inclusive of expected lifetime credit losses which are determined based on historical financial information and are not expected to be material.

(2)
We have issued guarantees to certain third parties related to the performance of our unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal which is expected to be completed in 2020. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At March 31, 2020, Bunge's maximum potential future payments under these guarantees was $43 million, and no obligation has been recorded related to these guarantees.

(3)
We have issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2020 through 2026. At March 31, 2020, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4 - Leases to our condensed consolidated financial statements).

We have provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by our 100% owned subsidiaries. At March 31, 2020, debt with a carrying amount of $4,522 million related to these guarantees is included in our condensed consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends
We paid a regular quarterly cash dividend of $0.50 per share on March 2, 2020 to common shareholders of record on February 17, 2020. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2020 to shareholders of record on February 15, 2020. On March 11, 2020, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.50 per common share. The dividend will be payable on June 1, 2020 to common shareholders of record on May 18, 2020. We also announced on March 11, 2020 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2020 to shareholders of record on May 15, 2020.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 22, 2019. Following is a material changes to our critical accounting policies during the three months ended March 31, 2020. For recent accounting pronouncements refer to Note 2 - Accounting Pronouncements, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Effective January 1, 2020, we changed our segment reporting policy to separately disclose Corporate and Other activities from individual business segments, as further described in Note 20 - Segment Information. Certain reclassifications of prior period amounts within the reporting segments have been made to conform to current presentation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Management
As a result of our global activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs which may directly or indirectly affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations, but exposure limits are centrally set and monitored, operating under a global governance framework. Additionally, our Board of Directors' Enterprise Risk Management Committee oversees our global market risk governance framework, including risk management policies and limits.
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies, limits and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options, major financial institutions in the case of foreign currency and interest rate derivatives, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility on our results of operations, however they can occasionally result in earnings volatility, which may be material. See Note 13 - Derivative Instruments And Hedging Activities, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through normal commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter ("OTC") derivative instruments that we use to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties and unrealized gains from forward cash contracts, as well as OTC derivative instruments. Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through regular reviews of exposures and credit analysis by regional credit teams, as well as reviews by our Management Credit Committee that monitors counterparty exposures. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, low levels of available (funding) liquidity and/or significant price volatility, credit and counterparty risks are heightened. This increased risk is monitored through, among other things, exposure reporting, increased communication with key counterparties, management reviews and specific focus on counterparties or groups of counterparties that we may determine as high risk. In addition, we have limited exposures and limits in certain cases and reduced our use of non-exchange cleared derivative instruments.
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food and other specialty products via Bunge’s majority ownership in Loders. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. In addition, we produce bioenergy products as a consequence of our production of soybean oil and other oil feedstocks. Agricultural and energy commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time to time, we have experienced instances of counterparty non-performance, as a result of significant declines in counterparty profitability under these contracts due to significant movements in commodity and energy prices between the time the contracts were executed and the contractual forward delivery period.
We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural and energy commodities used and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volumetric and value-at-risk (VaR) limits. We measure and review our net commodities position on a daily basis. We also employ stress testing techniques , including stressed VaR techniques in order to quantify our exposures to price and liquidity risks under non-normal or event driven market conditions.

Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and OTC and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available or utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and custom stress testing are regularly performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Three Months Ended March 31, 2020		Year Ended December 31, 2019
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$751	$(75)	$852	$(85)
Lowest daily aggregated position value	$89	$(9)	$(724)	$(72)
Ocean Freight Risk
Ocean freight and bunker fuel represent a significant portion of our operating costs. Market prices for ocean freight and bunker fuel vary depending on the supply and demand for ocean vessels, global economic conditions, the price of crude petroleum oil and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately seven years. We use financial derivatives to hedge portions of our ocean freight costs (generally freight forward agreements) and bunker fuel costs. The ocean freight derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheets at fair value.
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2020 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $200 million for the three months ended March 31, 2020 and foreign exchange losses of $929 million for the year ended December 31, 2019 related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt based on market yields at March 31, 2020, was $4,937 million with a carrying value of $4,998 million. There was no significant change in our interest rate risk at March 31, 2020.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at March 31, 2020 would result in a decrease of approximately $49 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at March 31, 2020 would cause an increase of approximately $57 million in the fair value of our debt.

A hypothetical 100 basis point change in LIBOR would result in a change of approximately $34 million in our interest expense on our variable rate debt at March 31, 2020. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements.

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
As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As part of the Company’s ongoing portfolio rationalization initiatives (see Note 3 - Portfolio Rationalization Initiatives, to our condensed consolidated financial statements), the Company is simplifying organizational structures, streamlining processes and consolidating back office functions globally. In connection with this initiative, the Company has and will continue to align and streamline the design and operation of its internal controls over financial reporting. These initiatives are not in response to any identified deficiency or weakness in the Company’s internal controls over financial reporting, but is expected, over time, to result in changes to the Company's internal controls over financial reporting.

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
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Note 16 - Commitments And Contingencies, to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims relating to our Brazilian operations. We have reserved an aggregate of $33 million and $52 million, for labor and civil claims, respectively, as of March 31, 2020. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 135 million Brazilian reais (approximately $26 million as of March 31, 2020) related to a legacy environmental claim in Brazil.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Following is a material update to the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

Our operations may be adversely impacted as a result of pandemic outbreaks, including COVID-19.

In December 2019, a strain of novel coronavirus, or COVID-19, was first reported in Wuhan, China, resulting in millions of confirmed cases of the disease globally. By January, the Chinese government implemented a quarantine protocol for Wuhan and additional restrictions for other major Chinese cities, including mandatory business closures, social distancing measures, and various travel restrictions. On March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. This pandemic could affect our operations, major facilities, or employees’ and consumers’ health. Government officials in numerous countries around the world have implemented quarantines and significant restrictions on travel as well as work restrictions that prohibit many employees from going to work. As millions of cases have been confirmed globally, including in China, Europe, the U.S. and South America, we expect COVID-19 to interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our business, financial condition, or results of operations. To the extent that COVID-19 continues or worsens, governments may impose additional restrictions or additional governments may impose restrictions. The result of COVID-19 and those restrictions could result in additional businesses being shut down, additional work restrictions and supply chains being interrupted, slowed, or rendered inoperable. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes which could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our business, financial condition or results of operations.

The potential effects of COVID-19 also could impact many of our risk factors included in Part 1, Item A of our 2019 Form 10-K, including, but not limited to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the costs of current and future borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, our business transformation initiatives and an impairment of the carrying value of goodwill or other indefinite-lived intangible assets. However, given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors that are further described in our 2019 Form 10-K remain uncertain.

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

BUNGE LIMITED

Date: May 6, 2020	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer