Form 10-Q
period 2020-06-30
BUNGELTD
filed 2020-07-29
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 23, 2020, the number of shares issued of the registrant was:
Common shares, par value $.01 per share:139,642,911

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2020 and 2019	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2020 and 2019	4

	Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Six Months Ended June 30, 2020 and 2019	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward-Looking Statements	35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	57

PART II — INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

Signatures		60

Exhibit Index		60

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$9,462	$10,096	$18,635	$20,034
Cost of goods sold	(8,357)	(9,584)	(17,356)	(19,085)
Gross profit	1,105	512	1,279	949
Selling, general and administrative expenses	(346)	(335)	(641)	(640)
Interest income	6	7	13	14
Interest expense	(62)	(88)	(139)	(163)
Foreign exchange gains (losses)	27	(11)	21	(18)
Other income (expense) – net	27	181	20	205
Income (loss) from affiliates	(67)	6	(111)	13
Income (loss) before income tax	690	272	442	360
Income tax (expense) benefit	(168)	(60)	(113)	(98)
Net income (loss)	522	212	329	262
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(6)	2	3	(3)
Net income (loss) attributable to Bunge	516	214	332	259
Convertible preference share dividends	(9)	(9)	(17)	(17)
Adjustment of redeemable noncontrolling interest	5	—	(10)	—
Net income (loss) available to Bunge common shareholders	$512	$205	$305	$242

Earnings per common share—basic (Note 19)
Net income (loss) attributable to Bunge common shareholders - basic	$3.62	$1.46	$2.15	$1.72

Earnings per common share—diluted (Note 19)
Net income (loss) attributable to Bunge common shareholders - diluted	$3.47	$1.43	$2.14	$1.71
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$522	$212	$329	$262
Other comprehensive income (loss):
Foreign exchange translation adjustment	(98)	97	(950)	68
Unrealized gains (losses) on designated hedges, net of tax benefit (expense) of $1 and $6 in 2020 and ($1) and ($1) in 2019	3	(8)	54	(31)
Reclassification of realized net (gains) losses to net income, net of tax (benefit) expense of ($1) and nil in 2020 and $1 and $1 in 2019	4	(1)	1	(2)
Total other comprehensive income (loss)	(91)	88	(895)	35
Total comprehensive income (loss)	431	300	(566)	297
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(18)	(5)	7	(1)
Total comprehensive income (loss) attributable to Bunge	$413	$295	$(559)	$296
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$277	$320
Trade accounts receivable (less allowances of $146 and $108) (Note 6)	1,526	1,705
Inventories (Note 7)	6,007	5,038
Assets held for sale (Note 3)	296	72
Other current assets (Note 8)	3,362	3,113
Total current assets	11,468	10,248
Property, plant and equipment, net	3,714	4,132
Operating lease assets (Note 4)	776	796
Goodwill	550	611
Other intangible assets, net	524	583
Investments in affiliates	565	827
Deferred income taxes	295	442
Other non-current assets (Note 9)	667	678
Total assets	$18,559	$18,317
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 14)	$1,535	$771
Current portion of long-term debt (Note 14)	522	507
Trade accounts payable (includes $514 and $378 carried at fair value)	2,602	2,842
Current operating lease obligations (Note 4)	220	216
Liabilities held for sale (Note 3)	150	4
Other current liabilities (Note 11)	2,467	2,255
Total current liabilities	7,496	6,595
Long-term debt (Note 14)	3,980	3,716
Deferred income taxes	309	329
Non-current operating lease obligations (Note 4)	503	539
Other non-current liabilities	665	711
Redeemable noncontrolling interest (Note 17)	397	397
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2020 and 2019 - 6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2020 – 139,640,018 shares, 2019 – 141,813,142 shares	1	1
Additional paid-in capital	5,356	5,329
Retained earnings	6,581	6,437
Accumulated other comprehensive income (loss) (Note 18)	(6,515)	(5,624)
Treasury shares, at cost - 2020 - 15,428,313 and 2019 - 12,882,313 shares	(1,020)	(920)
Total Bunge shareholders’ equity	5,093	5,913
Noncontrolling interests	116	117
Total equity	5,209	6,030
Total liabilities, redeemable noncontrolling interest and equity	$18,559	$18,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$329	$262
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	1	22
Foreign exchange (gain) loss on net debt	(107)	38
Bad debt expense	65	4
Depreciation, depletion and amortization	217	294
Share-based compensation expense	27	17
Deferred income tax loss (benefit)	50	3
Other, net	105	(13)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(99)	(106)
Inventories	(1,308)	5
Secured advances to suppliers	(218)	(120)
Trade accounts payable	75	(503)
Advances on sales	(84)	(169)
Net unrealized (gains) losses on derivative contracts	3	(214)
Margin deposits	(90)	121
Marketable securities	62	(272)
Beneficial interest in securitized trade receivables	(761)	(521)
Other, net	231	69
Cash provided by (used for) operating activities	(1,502)	(1,083)
INVESTING ACTIVITIES
Payments made for capital expenditures	(127)	(265)
Proceeds from investments	238	213
Payments for investments	(226)	(277)
Settlements of net investment hedges	66	(39)
Proceeds from beneficial interest in securitized trade receivables	748	547
Payments for investments in affiliates	(2)	(6)
Other, net	31	12
Cash provided by (used for) investing activities	728	185
FINANCING ACTIVITIES
Net change in short-term debt with maturities of 90 days or less	719	1,198
Proceeds from short-term debt with maturities greater than 90 days	90	44
Repayments of short-term debt with maturities greater than 90 days	(4)	(104)
Proceeds from long-term debt	1,762	3,262
Repayments of long-term debt	(1,567)	(3,496)
Proceeds from the exercise of options for common shares	2	7
Repurchases of common shares	(100)	—
Dividends paid to common and preference shareholders	(159)	(158)
Other, net	(17)	(8)
Cash provided by (used for) financing activities	726	745
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5	8
Net increase (decrease) in cash and cash equivalents and restricted cash	(43)	(145)
Cash and cash equivalents and restricted cash - beginning of period	322	393
Cash and cash equivalents and restricted cash - end of period	$279	$248
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2020	$394	6,899,683	$690	142,146,260	$1	$5,344	$6,158	$(6,411)	$(920)	$110	$4,972
Net income (loss)	(1)	—	—	—	—	—	516	—	—	7	523
Other comprehensive income (loss)	9	—	—	—	—	—	—	(104)	—	4	(100)
Redemption value adjustment	(5)	—	—	—	—	—	5	—	—	—	5
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(9)	—	—	—	(9)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	(18)	—	—	(5)	(23)
Share-based compensation expense	—	—	—	—	—	12	—	—	—	—	12
Repurchase of common shares	—	—	—	(2,546,000)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	39,758	—	—	—	—	—	—	—
Balance, June 30, 2020	$397	6,899,683	$690	139,640,018	$1	$5,356	$6,581	$(6,515)	$(1,020)	$116	$5,209

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2019	$421	6,899,683	$690	141,469,061	$1	$5,284	$8,045	$(7,000)	$(920)	$204	$6,304
Net income (loss)	(1)	—	—	—	—	—	214	—	—	(1)	213
Other comprehensive income (loss)	5	—	—	—	—	—	—	81	—	2	83
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(9)	—	—	—	(9)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(11)	(11)
Share-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Issuance of common shares, including stock dividends	—	—	—	64,661	—	3	—	—	—	—	3
Balance, June 30, 2019	$425	6,899,683	$690	141,533,722	$1	$5,300	$8,179	$(6,919)	$(920)	$194	$6,525

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2020	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030
Net income (loss)	(9)	—	—	—	—	—	332	—	—	6	338
Other comprehensive income (loss)	(1)	—	—	—	—	—	—	(891)	—	(3)	(894)
Redemption value adjustment	10	—	—	—	—	—	(10)	—	—	—	(10)
Dividends on common shares, $1.00 per share	—	—	—	—	—	—	(142)	—	—	—	(142)
Dividends on preference shares, $2.4375 per share	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(17)	—	—	—	(17)
Share-based compensation expense	—	—	—	—	—	27	—	—	—	—	27
Repurchase of common shares	—	—	—	(2,546,000)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	372,876	—	—	(2)	—	—	—	(2)
Balance, June 30, 2020	$397	6,899,683	$690	139,640,018	$1	$5,356	$6,581	$(6,515)	$(1,020)	$116	$5,209

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2019	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
Net income (loss)	4	—	—	—	—	—	259	—	—	(1)	258
Other comprehensive income (loss)	(3)	—	—	—	—	—	—	37	—	1	38
Dividends on common shares, $1.00 per share	—	—	—	—	—	—	(142)	—	—	—	(142)
Dividends on preference shares, $2.4375 per share	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(12)	(12)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	—	17	—	—	—	—	17
Impact of adoption of new accounting standards	—	—	—	—	—	—	21	(21)	—	—	—
Issuance of common shares, including stock dividends	—	—	—	422,641	—	5	(1)	—	—	—	4
Balance, June 30, 2019	$425	6,899,683	$690	141,533,722	$1	$5,300	$8,179	$(6,919)	$(920)	$194	$6,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge” or the "Company"), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2019 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, forming part of Bunge’s 2019 Annual Report on Form 10-K filed with the SEC on February 21, 2020.
Effective January 1, 2020, the Company changed its segment reporting to separately disclose Corporate and Other activities from its reporting segments, as further described in Note 20 - Segment Information. Certain reclassifications of prior period amounts within the reporting segments have been made to conform to current presentation.

        Cash, Cash Equivalents, and Restricted Cash
        Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sums to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(US$ in millions)	June 30, 2020	June 30, 2019
Cash and cash equivalents	$277	$238
Restricted cash included in other current assets	2	10
Total	$279	$248

2. ACCOUNTING PRONOUNCEMENTS
        The below outlines new accounting pronouncements issued in 2020, as well updates on certain previously disclosed Accounting Standards Updates ("ASUs").
        New Accounting Pronouncements
        In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848)- Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The Company is evaluating the impact of this standard on its consolidated financial statements.

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

3. PORTFOLIO RATIONALIZATION INITIATIVES
Brazilian Margarine and Mayonnaise Disposition
On December 20, 2019, Bunge announced that it has entered into an agreement to sell its margarine and mayonnaise assets in Brazil. The transaction includes three production plants and certain related brands. The completion of the sale is subject to regulatory approval and is expected to close in the second half of 2020. In connection with this agreement, the Company has classified the assets and liabilities to be sold, which are reported under the Edible Oil Products segment, as held for sale in its condensed consolidated financial statements as of June 30, 2020 and December 31, 2019. The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, in the condensed consolidated balance sheets at June 30, 2020 and December 31, 2019:

(US$ in millions)	June 30, 2020	December 31, 2019
Inventories	$16	$19
Property, plant, and equipment, net	32	49
Other intangible assets, net	3	4
Assets held for sale	$51	$72

Other current liabilities	$4	$4
Liabilities held for sale	$4	$4
US Grain Disposition
On April 21, 2020, Bunge announced that it has entered into an agreement to sell a portfolio of interior grain elevators located in the United States to Zen-Noh Grain Corporation in exchange for cash proceeds of $300 million, subject to customary closing adjustments. The completion of the sale is subject to customary closing conditions, including regulatory approval, and it is expected to close either in the last quarter of 2020 or the first quarter of 2021. In connection with this agreement, the Company has classified the assets and liabilities to be sold, which are reported under the Agribusiness segment, as held for sale in its condensed consolidated financial statements as of June 30, 2020. The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheets at June 30, 2020:

(US$ in millions)	June 30, 2020
Inventories	$99
Other current assets	11
Property, plant, and equipment, net	124
Operating lease assets	6
Goodwill	5
Assets held for sale	$245

Trade accounts payable	$130
Current operating lease obligations	1
Other current liabilities	10
Non-current operating lease obligations	5
Liabilities held for sale	$146

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
        The Company’s leases range in length of term, with an average remaining lease term of 4.9 years, but with certain land leases continuing for up to 92 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive at the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of June 30, 2020, this weighted average discount rate was 4.4%.
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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2020	2019	2020	2019
Operating lease cost	$67	$80	$131	$160
Short-term lease cost	142	149	291	301
Variable lease cost	2	5	6	8
Sublease income	(14)	(20)	(28)	(50)
Total lease cost	$197	$214	$400	$419

        Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
(US$ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease liability principal payments	$133	$160
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$111	$150

        Maturities of lease liabilities for operating leases as of June 30, 2020, are as follows:

(US$ in millions)
Remaining in 2020	$130
2021	219
2022	165
2023	123
2024	66
Thereafter	115
Total lease payments (1)	818
Less imputed interest	(90)
Present value of lease liabilities	728
Less present value of lease liabilities held for sale	(5)
Present value of lease liabilities, as separately presented on the condensed consolidated balance sheet	$723

(1)  Minimum lease payments have not been reduced by minimum sublease income receipts of $32 million due in future periods under non-cancelable subleases as of June 30, 2020. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of approximately five years, as well as an agreement in which the Company subleases rail cars with remaining sublease terms of approximately three years. Subsequent to the balance sheet date, the majority of these rail car subleases were assigned to a third party, such that minimum sublease income receipts due in future periods under non-cancelable subleases were reduced by approximately $7 million, to $25 million. Additionally, from time to time the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

        As of June 30, 2020, the Company has additional operating leases for freight supply agreements on ocean freight vessels that have not yet commenced of $161 million. These operating leases will commence in 2020 with lease terms of up to eight years.

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
            As of June 30, 2020 and December 31, 2019, time deposits and LCs of $4,301 million and $3,409 million, respectively, are presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, have been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At June 30, 2020 and December 31, 2019, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.35% and 3.10%, respectively. During the six months ended June 30, 2020 and 2019, total net proceeds from issuances of LCs were $2,651 million and $2,030 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

6. TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
        Bunge establishes an allowance for lifetime expected credit losses utilizing an aging schedule for each pool of trade accounts receivable. The risk characteristics for each individual receivable were homogenous across the pool of trade accounts receivable and the determination of pools was sufficiently granular to address any differences in risk characteristics. Any receivables that did not share similar risk characteristics were separated into different pools for further analysis. Pools are determined based on risks characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Specifically, in establishing appropriate default rates as of June 30, 2020, the Company took into consideration expected impacts on its customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on the financial statements.

        Bunge records and reports accrued interest receivable within the same line item as the related receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.

Changes to the allowance for lifetime expected credit losses related to trade accounts receivable are as follows:

Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2020	$108	$65	$173
Current period provisions (2)	42	—	42
Recoveries	(21)	(2)	(23)
Write-offs charged against the allowance	(21)	—	(21)
Foreign exchange translation differences	(13)	(12)	(25)
Allowance as of June 30, 2020 (2)	$95	$51	$146
(1)  Long-term portion of the allowance for credit losses included in Other non-current assets as of June 30, 2020.
(2) In addition to the above mentioned current period provisions associated with lifetime expected credit losses, at June 30, 2020 the Company was engaged in collection proceedings with a customer in relation to an outstanding account receivable dating from 2015. During the three months ended June 30, 2020, Bunge recorded a $51 million bad debt reserve, within Selling, general and administrative expenses, as well as a $15 million legal provision, within Other income/expense – net, in its condensed consolidated financial statements in relation to the matter. As the litigation is ongoing, it is at least reasonably possible that the estimated amount of the loss will change in the near term.

Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers that provides for funding of receivables sold into the Program.

(US$ in millions)	June 30, 2020	December 31, 2019
Receivables sold which were derecognized from Bunge's balance sheet	$799	$801
Deferred purchase price included in other current assets	$118	$105

        The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Six Months Ended June 30,
(US$ in millions)	2020	2019
Gross receivables sold	$4,942	$4,663
Proceeds received in cash related to transfer of receivables	$4,759	$4,469
Cash collections from customers on receivables previously sold	$4,389	$3,846
Discounts related to gross receivables sold included in SG&A	$6	$8

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

(US$ in millions)	June 30, 2020	December 31, 2019
Agribusiness (1)	$4,903	$4,002
Edible Oil Products (2)	777	770
Milling Products	216	194
Sugar and Bioenergy (3)	6	6
Fertilizer	105	66
Total	$6,007	$5,038
(1) Includes RMI of $4,712 million and $3,796 million at June 30, 2020 and December 31, 2019, respectively.  Assets held for sale includes RMI of $99 million and zero at June 30, 2020 and December 31, 2019, respectively (see Note 3 - Portfolio Rationalization Initiatives). Of these amounts, $3,841 million and $2,589 million can be attributable to merchandising activities at June 30, 2020 and December 31, 2019, respectively.
(2) Includes RMI of $89 million and $133 million at June 30, 2020 and December 31, 2019, respectively.
(3) Includes RMI of $6 million and $5 million at June 30, 2020 and December 31, 2019, respectively.

8. OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	June 30, 2020	December 31, 2019
Unrealized gains on derivative contracts, at fair value	$1,328	$927
Prepaid commodity purchase contracts (1)	378	153
Secured advances to suppliers, net (2)	202	346
Recoverable taxes, net	316	476
Margin deposits	372	285
Marketable securities, at fair value, and other short-term investments	321	393
Deferred purchase price receivable(3)	118	105
Income taxes receivable	11	37
Prepaid expenses	127	221
Other	189	170
Total	$3,362	$3,113
(1) Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.
(2) The Company provides cash advances to suppliers, primarily Brazilian farmers of soybeans, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $1 million at June 30, 2020 and $1 million at December 31, 2019.
        Interest earned on secured advances to suppliers of $6 million for each of the three months ended June 30, 2020 and 2019, and $18 million and $13 million for the six months ended June 30, 2020 and 2019, respectively, is included in Net sales in the condensed consolidated statements of income.
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

(US$ in millions)	June 30, 2020	December 31, 2019
Foreign government securities	$190	$212
Corporate debt securities	130	161
Equity securities	—	14
Other	1	6
Total	$321	$393
        As of June 30, 2020 and December 31, 2019, $320 million and $387 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair value. For the three months ended June 30, 2020 and 2019, unrealized gains of $21 million and $154 million, respectively have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, unrealized gains of $12 million and $159 million, respectively have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2020 and 2019.

9. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	June 30, 2020	December 31, 2019
Recoverable taxes, net (1)	$63	$48
Judicial deposits (1)	68	106
Other long-term receivables	4	6
Income taxes receivable	181	208
Long-term investments	99	83
Affiliate loans receivable	18	29
Long-term receivables from farmers in Brazil, net (1)	46	69
Other	188	129
Total	$667	$678
(1) These non-current assets arise primarily from the Company’s Brazilian operations and their realization could take several years.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $30 million and $41 million at June 30, 2020 and December 31, 2019, respectively.
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
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in other current assets as prepaid commodity contracts or secured advances to suppliers (see Note 8 - Other Current Assets) and reclassified to other non-current assets when collection issues arise and amounts become past due with resolution of such matters expected to take more than one year.

The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2020 and the year ended December 31, 2019 was $159 million and $186 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2020		December 31, 2019
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$65	$56	$95	$85
Renegotiated amounts	8	8	11	11
For which no allowance has been provided:
Legal collection process (1)	33	—	50	—
Renegotiated amounts (2)	4	—	5	—
Other long-term receivables	—	—	4	—
Total	$110	$64	$165	$96
(1) All amounts in legal process are considered past due upon initiation of legal action.
(2) These renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2020	2019	2020	2019
Beginning balance	$68	$105	$96	$106
Bad debt provisions	2	—	4	1
Recoveries	(1)	(4)	(9)	(5)
Foreign exchange translation	(5)	2	(27)	1
Ending balance	$64	$103	$64	$103

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
        Income tax expense was $168 million and $113 million for the three and six months ended June 30, 2020, respectively, and income tax expense was $60 million and $98 million for the three and six months ended June 30, 2019, respectively. The effective tax rates for each of the three and six month periods ended June 30, 2020 and 2019 were higher than the U.S. statutory rate of 21% primarily due to an unfavorable earnings mix associated with pretax losses in certain jurisdictions.
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

11. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	June 30, 2020	December 31, 2019
Unrealized losses on derivative contracts, at fair value	$1,115	$766
Accrued liabilities	464	602
Advances on sales	322	411
Other	566	476
Total	$2,467	$2,255

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

        The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2020				December 31, 2019
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories(1) (Note 7)	$—	$4,310	$596	$4,906	$—	$3,703	$231	$3,934
Trade accounts receivable (2)	—	1	—	1	—	—	—	—
Unrealized gain on derivative contracts (3):		1
Interest rate	—	110	—	110	—	45	—	45
Foreign exchange	—	376	—	376	—	331	—	331
Commodities	44	827	13	884	34	481	9	524
Freight	36	—	3	39	10	—	—	10
Energy	34	—	—	34	56	—	—	56
Credit	—	1	—	1	—	—	—	—
Other (4)	24	307	—	331	47	370	—	417
Total assets	$138	$5,932	$612	$6,682	$147	$4,930	$240	$5,317
Liabilities:
Trade accounts payable (5)	$—	$427	$133	$560	$—	$347	$31	$378
Unrealized loss on derivative contracts (6):
Interest rate	—	16	—	16	—	4	—	4
Foreign exchange	—	629	—	629	—	257	—	257
Commodities	46	340	28	414	49	388	31	468
Freight	33	—	1	34	10	—	—	10
Energy	31	—	—	31	26	—	2	28
Total liabilities	$110	$1,412	$162	$1,684	$85	$996	$64	$1,145
(1)  At June 30, 2020, there were RMI totaling $99 million included in Assets held for sale.
(2)  These receivables are hybrid financial instruments for which Bunge has elected the fair value option.
(3)  Unrealized gains on derivative contracts are generally included in Other current assets. There were $106 million and $39 million included in Other non-current assets at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, there were $11 million and zero, respectively, included in Assets held for sale.
(4) Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(5) These payables are hybrid financial instruments for which the Company has elected the fair value option. At June 30, 2020 and December 31, 2019, there were $46 million and zero, respectively, included in Assets held for sale.
(6) Unrealized losses on derivative contracts are generally included in Other current liabilities. There are $1 million included in Other non-current liabilities at both June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, there were $7 million and zero, respectively, included in Assets held for sale.
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
        Level 3 Readily marketable inventories and other—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sale contracts, trade accounts receivable, and trade accounts payable, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the prices of these unobservable inputs alone would not have a material effect on the Company's financial statements as these contracts do not typically exceed one future crop cycle.
        Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations.
        The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2020 and 2019. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended June 30, 2020
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, April 1, 2020	$619	$(16)	$(261)	$342
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	150	(10)	9	149
Purchases	668	—	(42)	626
Sales	(970)	—	—	(970)
Issuances	—	—	—	—
Settlements	—	18	107	125
Transfers into Level 3	277	7	(13)	271
Transfers out of Level 3	(148)	(12)	67	(93)
Balance, June 30, 2020	$596	$(13)	$(133)	$450
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $96 million, $(9) million and $8 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2020.

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
(1) Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $63 million, $(11) million and zero, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2019.

	Six Months Ended June 30, 2020
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2020	$231	$(24)	$(31)	$176
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	314	3	14	331
Purchases	1,346	2	(278)	1,070
Sales	(1,596)	—	—	(1,596)
Issuances	—	(2)	—	(2)
Settlements	—	—	168	168
Transfers into Level 3	547	10	(73)	484
Transfers out of Level 3	(246)	(2)	67	(181)
Balance, June 30, 2020	$596	$(13)	$(133)	$450
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $169 million, $5 million and $13 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2020.

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

(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $99 million, $(6) million and zero, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2019.

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
        Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold or Selling, general and administrative expenses. These hedges mature at various times through December 2020. Of the amount currently in Accumulated other comprehensive income (loss), $(7) million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	June 30, 2020	December 31, 2019	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,349	$2,279	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$108	$37	$ Notional
Interest rate swap - notional amount	$2,246	$2,249	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$285	$281	$ Notional
Cross currency swap - notional amount	$285	$281	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$201	$99	$ Notional
Foreign currency option - notional amount	$50	$75	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$1,530	$928	$ Notional
Carrying value of non-derivative hedging instrument	$892	$895	$ Notional
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
        The table below summarizes the volume of economic derivatives as of June 30, 2020 and December 31, 2019. For those contracts traded bilaterally through the OTC markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	June 30,		December 31,
	2020		2019		Unit of Measure
	Long	(Short)	Long	(Short)
Interest rate
Swaps	$2,168	$(142)	$4,062	$(39)	$ Notional
FRAs	$346	$(173)	$213	$(418)	$ Notional
Currency
Forwards	$10,061	$(13,006)	$7,164	$(9,983)	$ Notional
Swaps	$393	$(483)	$191	$(170)	$ Notional
Futures	$—	$(22)	$—	$(16)	$ Notional
Options	$234	$(241)	$132	$(157)	Delta
Agricultural commodities
Forwards	33,752,261	(36,812,787)	27,914,141	(25,321,595)	Metric Tons
Swaps	—	—	—	(1,114,704)	Metric Tons
Futures	—	(8,663,129)	—	(1,960,051)	Metric Tons
Options	—	(409,554)	—	(115,232)	Metric Tons
Ocean freight
FFA	6,515	—	—	(133)	Hire Days
FFA options	347	—	42	—	Hire Days
Natural gas
Swaps	699,526	—	215,640	—	MMBtus
Futures	10,317,500	—	2,802,500	—	MMBtus
Energy - other
Forwards	5,534,290	—	5,534,290	—	Metric Tons
Futures	933	—	—	—	Metric Tons
Swaps	341,281	—	239,836	—	Metric Tons
Other
Swaps and futures	$20	$—	$50	$(14)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
        The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(US$ in millions)		2020	2019
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(5)	$1

Cost of goods sold
Economic hedges	Foreign currency	(198)	91
	Commodities	265	(244)
	Other (1)	39	—
Total Cost of goods sold		$106	$(153)

Interest expense
Hedge accounting	Interest rate	$3	$(5)
Economic hedges	Interest rate	—	(7)
Total Interest expense		$3	$(12)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$3	$9
Economic hedges	Foreign currency	(53)	(7)
Total Foreign exchange gains (losses)		$(50)	$2

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(3)	$3
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(3)	$8
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$7	$(7)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$(19)	$(12)

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(3)	$1
(1)  Other includes the results from freight, energy and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)		2020	2019
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(5)	$2

Cost of goods sold
Economic hedges	Foreign currency	(1,115)	166
	Commodities	986	(106)
	Other (1)	(42)	28
Total Cost of goods sold		$(171)	$88

Interest expense
Hedge accounting	Interest rate	$2	$(8)
Economic hedges	Interest rate	—	(10)
Total Interest expense		$2	$(18)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$10	$8
Economic hedges	Foreign currency	(237)	31
Total Foreign exchange gains (losses)		$(227)	$39

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$—	$(2)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(17)	$3
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$—	$8
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$53	$(45)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$3	$5

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$1	$2
(1)  Other includes the results from freight, energy and other derivatives.

14. DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At June 30, 2020, there were $498 million of borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility, and at December 31, 2019, there were no borrowings outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility.

At June 30, 2020, Bunge had $3,617 million of unused and available borrowing capacity under its committed credit facilities totaling $4,315 million with a number of lending institutions. At December 31, 2019, Bunge had $4,315 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At June 30, 2020 and December 31, 2019 there were $451 million and no borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $586 million and $771 million in short-term borrowings outstanding under local bank lines of credit at June 30, 2020 and December 31, 2019, respectively, to support working capital requirements.
        The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2020		December 31, 2019
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,502	$4,548	$4,223	$4,319

15. RELATED PARTY TRANSACTIONS
        Bunge annually purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised less than 6% of total Cost of goods sold for the three and six months ended June 30, 2020 and 2019. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised less than 3% of total Net sales for the three and six months ended June 30, 2020 and 2019.
        In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. For the three and six months ended June 30, 2020 and 2019, such services were not material to the Company's consolidated results.
        At June 30, 2020 and December 31, 2019, receivables and payables related to the above related party transactions, and included in Trade accounts receivable and Trade accounts payable, respectively, in the consolidated balance sheets were not material.
        Bunge believes all transaction values to be similar to those that would be conducted with third parties.

16. COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2019. Included in Other non-current liabilities at June 30, 2020 and December 31, 2019 are the following amounts related to these matters:

(US$ in millions)	June 30, 2020	December 31, 2019
Non-income tax claims	$19	$23
Labor claims	41	50
Civil and other claims	74	88
Total	$134	$161

Brazil Indirect Taxes
Non-income tax claims - These tax claims relate to ongoing claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS). Bunge expects to pay 38 million Brazilian reais (approximately $7 million) in 2020 or 2021 to settle a portion of its outstanding liabilities in amnesty programs in certain Brazilian states regarding certain tax credits.
        As of June 30, 2020, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims are comprised of the following:

(US$ in millions)	Years Examined	June 30, 2020	December 31, 2019
ICMS	1990 to Present	$168	$221
PIS/COFINS	2004 through 2016	$197	$268
        Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.

During the first quarter of 2016, Bunge received a notice from the Brazilian Administrative Council for Economic Defense ("CADE") initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. This proceeding was put on hold due to a Court injunction obtained by one of the defendants in a case related to the application of the statute of limitations. Additionally, in the second quarter of 2018, Bunge received a notification from CADE that it has extended the scope of an existing administrative proceeding relating to alleged anticompetitive practices in the Rio Grande port in Brazil to include certain of Bunge's Brazilian subsidiaries and certain former employees of those subsidiaries. Bunge is defending against these administrative proceedings and, in case it is unsuccessful, the proceedings can be further litigated in the judicial courts. Therefore, Bunge cannot at this time reasonably predict the ultimate outcome of the cases or sanctions, if any, that may be imposed.

Refer to Note 6 - Trade Accounts Receivable and Trade Receivable Securitization Program for additional information regarding contingencies in relation to outstanding customer claims at the balance sheet date.
Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2020:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1) (2)	$277
Residual value guarantee (3)	270
Total	$547
(1) Bunge has issued financial and performance guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings that have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, a Bunge subsidiary has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at June 30, 2020, Bunge's potential liability was $189 million, and it has recorded a $13 million obligation related to these guarantees, inclusive of expected lifetime credit losses, which are determined based on historical financial information and are not expected to be material.
(2) As of June 30, 2020, Bunge has issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal that was substantially completed subsequent to June 30, 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At June 30, 2020, Bunge's maximum potential future payments under these guarantees was $37 million, and no obligation has been recorded related to these guarantees.
(3) Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2020 through 2026. At June 30, 2020, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4 - Leases).
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its 100% owned subsidiaries. At June 30, 2020, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $5,662 million related to these guarantees. This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

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

18. EQUITY
Share repurchase program - In May 2015, Bunge established a new program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no expiration date. Bunge repurchased 2,546,000 common shares during the three and six months ended June 30, 2020 under this program, for $100 million. Total repurchases under the program from its inception in May 2015 through June 30, 2020 were 7,253,440 shares for $400 million.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2020	$(6,098)	$(123)	$(190)	$(6,411)
Other comprehensive income (loss) before reclassifications	(111)	3	—	(108)
Amount reclassified from accumulated other comprehensive income (loss)	—	3	1	4
Balance, June 30, 2020	$(6,209)	$(117)	$(189)	$(6,515)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2019	$(6,657)	$(169)	$(174)	$(7,000)
Other comprehensive income (loss) before reclassifications	90	(8)	—	82
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, June 30, 2019	$(6,567)	$(178)	$(174)	$(6,919)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(5,263)	$(170)	$(191)	$(5,624)
Other comprehensive income (loss) before reclassifications	(946)	54	—	(892)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	2	1
Balance, June 30, 2020	$(6,209)	$(117)	$(189)	$(6,515)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(6,637)	$(145)	$(153)	$(6,935)
Other comprehensive income (loss) before reclassifications	70	(31)	—	39
Amount reclassified from accumulated other comprehensive income (loss)	—	(2)	(21)	(23)
Balance, June 30, 2019	$(6,567)	$(178)	$(174)	$(6,919)

19. EARNINGS PER COMMON SHARE
        The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2020	2019	2020	2019
Net income (loss)	$522	$212	$329	$262
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(6)	2	3	(3)
Net income (loss) attributable to Bunge	516	214	332	259
Convertible preference share dividends	(9)	(9)	(17)	(17)
Adjustment of redeemable noncontrolling interest (1)	5	—	(10)	—
Net income (loss) available to Bunge common shareholders - Basic and Diluted	$512	$205	305	242
Add back convertible preference share dividends	9	9	17	—
Net income (loss) available to Bunge common shareholders - Diluted	$521	$214	$322	$242

Weighted-average number of common shares outstanding:
Basic	141,565,298	141,497,071	141,734,488	141,351,844
Effect of dilutive shares:
—stock options and awards (2)	67,683	310,272	201,365	345,445
—convertible preference shares (3)	8,570,096	8,329,297	8,570,096	—
Diluted	150,203,077	150,136,640	150,505,949	141,697,289

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$3.62	$1.46	$2.15	$1.72
Net income (loss) attributable to Bunge common shareholders—diluted	$3.47	$1.43	$2.14	$1.71

(1) The redemption value adjustment of the Company's redeemable noncontrolling interest is added to or deducted from income (loss) as discussed further in Note 17 - Redeemable Noncontrolling Interest.
(2) The weighted-average common shares outstanding-diluted excludes approximately 7 million and 6 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended June 30, 2020 and 2019, respectively.
The weighted-average common shares outstanding-diluted excludes approximately 6 million and 5 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the six months ended June 30, 2020 and 2019, respectively.
(3) Weighted-average common shares outstanding-diluted for the six months ended June 30, 2019 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares.

20. SEGMENT INFORMATION
The Company's operations are organized, managed and classified into five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods.

The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. See Note 1 - Basis of Presentation, Principles Of Consolidation, And Significant Accounting Policies.
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. Up until December 2019, when the Company contributed its Brazilian sugar and bioenergy operations forming the majority of its Sugar and Bioenergy segment into a joint venture with the Brazilian biofuels business of BP p.l.c., the Sugar and Bioenergy segment primarily involved sugarcane growing and milling in Brazil, as well as sugarcane-based ethanol production and corn-based ethanol investments and related activities. The activities of the Fertilizer segment include port operations in Brazil and Argentina and blending and retail operations in Argentina.
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

	Three Months Ended June 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other (1)	Eliminations	Total
Net sales to external customers	$6,810	$2,128	$381	$26	$117	$—	$—	$9,462
Inter–segment revenues	1,256	44	—	—	1	—	(1,301)	—
Foreign exchange gains (losses)	30	(4)	1	—	—	—	—	27
Noncontrolling interests (1)	(6)	—	—	—	—	—	—	(6)
Other income (expense) – net	30	(1)	—	—	—	(2)	—	27
Income (loss) from affiliates	18	—	—	(85)	—	—	—	(67)
Segment EBIT (2)	843	51	30	(85)	19	(120)	—	738
Depreciation, depletion and amortization	(50)	(37)	(11)	—	(1)	(5)	—	(104)
Total assets	12,566	3,615	1,240	176	320	642	—	18,559

	Three Months Ended June 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other (1)	Eliminations	Total
Net sales to external customers	$7,068	$2,206	$430	$284	$108	$—	$—	$10,096
Inter–segment revenues	1,078	41	—	1	18	—	(1,138)	—
Foreign exchange gains (losses)	(10)	(3)	1	1	—	—	—	(11)
Noncontrolling interests (1)	1	—	—	1	—	—	—	2
Other income (expense) – net	25	(2)	8	(2)	(1)	153	—	181
Income (loss) from affiliates	7	—	—	(1)	—	—	—	6
Segment EBIT (2)	209	43	25	(5)	6	76	—	354
Depreciation, depletion and amortization	(62)	(39)	(13)	(36)	(1)	(5)	—	(156)
Total assets	12,010	3,914	1,508	1,922	345	725	—	20,424

	Six Months Ended June 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other (1)	Eliminations	Total
Net sales to external customers	$13,139	$4,452	$797	$76	$171	$—	$—	$18,635
Inter–segment revenues	2,463	87	—	—	1	—	(2,551)	—
Foreign exchange gains (losses)	17	3	—	—	—	1	—	21
Noncontrolling interests (1)	(4)	7	—	—	—	—	—	3
Other income (expense) – net	24	(2)	(1)	—	—	(1)	—	20
Income (loss) from affiliates	25	—	—	(136)	—	—	—	(111)
Segment EBIT (2)	716	97	48	(135)	24	(182)	—	568
Depreciation, depletion and amortization	(107)	(74)	(23)	—	(3)	(10)	—	(217)
Total assets	12,566	3,615	1,240	176	320	642	—	18,559

	Six Months Ended June 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other (1)	Eliminations	Total
Net sales to external customers	$13,987	$4,445	$856	$569	$177	$—	$—	$20,034
Inter–segment revenues	2,246	73	—	1	20	—	(2,340)	—
Foreign exchange gains (losses)	(19)	(1)	3	(2)	—	1	—	(18)
Noncontrolling interests (1)	3	(6)	—	—	—	—	—	(3)
Other income (expense) – net	49	(5)	6	(2)	(1)	158	—	205
Income (loss) from affiliates	14	—	—	(1)	—	—	—	13
Segment EBIT (2)	350	102	47	(24)	8	22	—	505
Depreciation, depletion and amortization	(122)	(78)	(26)	(55)	(3)	(10)	—	(294)
Total assets	12,010	3,914	1,508	1,922	345	725	—	20,424
(1)  Include noncontrolling interests share of interest and tax to reconcile to consolidated Noncontrolling interests.
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
A reconciliation of total Segment EBIT to Net income (loss) attributable to Bunge follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2020	2019	2020	2019
Net income (loss) attributable to Bunge	$516	$214	$332	$259
Interest income	(6)	(7)	(13)	(14)
Interest expense	62	88	139	163
Income tax expense (benefit)	168	60	113	98
Noncontrolling interests' share of interest and tax	(2)	(1)	(3)	(1)
Total Segment EBIT from continuing operations	$738	$354	$568	$505

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

	Three Months Ended June 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$6,611	$498	$15	$23	$—	$7,147
Sales from contracts with customers	199	1,630	366	3	117	2,315
Net sales to external customers	$6,810	$2,128	$381	$26	$117	$9,462

	Three Months Ended June 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$6,842	$453	$20	$151	$—	$7,466
Sales from contracts with customers	226	1,753	410	133	108	2,630
Net sales to external customers	$7,068	$2,206	$430	$284	$108	$10,096

	Six Months Ended June 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$12,695	$990	$30	$70	$—	$13,785
Sales from contracts with customers	444	3,462	767	6	171	4,850
Net sales to external customers	$13,139	$4,452	$797	$76	$171	$18,635

	Six Months Ended June 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$13,559	$912	$35	$356	$—	$14,862
Sales from contracts with customers	428	3,533	821	213	177	5,172
Net sales to external customers	$13,987	$4,445	$856	$569	$177	$20,034

21. SUBSEQUENT EVENT
On July 22, 2020 the Company approved an increase in the expected contributions to its defined benefit pension plans to $65 million for the year, compared to the $19 million previously disclosed in the Company's 2019 Annual Report on Form 10-K, filed on February 21, 2020. The full amount of the expected contribution was paid on July 24, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2020 Overview

You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 for a discussion of our internal controls over financial reporting.

Non-U.S. GAAP Financial Measures

Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge’s management believes total Segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, total Segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT below.

Executive Summary
Net Income (Loss) Attributable to Bunge - For the quarter ended June 30, 2020, net income attributable to Bunge was $516 million, an increase of $302 million compared to net income attributable to Bunge of $214 million for the quarter ended June 30, 2019. For the six months ended June 30, 2020, net income attributable to Bunge was $332 million, an increase of $73 million, compared to net income attributable to Bunge of $259 million for the six months ended June 30, 2019. The increase for the three months ended June 30, 2020 was primarily due to higher Segment EBIT in our Agribusiness, Edible Oils Products, Milling Products and Fertilizer segments, partially offset by lower Segment EBIT in our Sugar and Bioenergy segment and Corporate and Other activities. The increase for the six months ended June 30, 2020 was primarily due to higher Segment EBIT in our Agribusiness and Fertilizer segments, partially offset by lower Segment in our Edible Oils Products and Sugar and Bioenergy segments, and Corporate and Other activities.
Earnings Per Common Share - Diluted - For the quarter ended June 30, 2020, net income attributable to Bunge common shareholders, diluted, was $3.47 per share, an increase of $2.04 per share, compared to $1.43 per share for the quarter ended June 30, 2019. For the six months ended June 30, 2020, net income attributable to Bunge common shareholders, diluted, was $2.14 per share, an increase of $0.43 per share, compared to $1.71 per share for the six months ended June 30, 2019.
EBIT - For the quarter ended June 30, 2020, EBIT was $738 million, an increase of $384 million compared to EBIT of $354 million for the quarter ended June 30, 2019. For the six months ended June 30, 2020, EBIT was $568 million, an increase of $63 million compared to EBIT of $505 million for the six months ended June 30, 2019. The increase for the three months ended June 30, 2020 was primarily due to higher Segment EBIT in our Agribusiness, Edible Oils Products, Milling Products and Fertilizer segments, partially offset by lower Segment EBIT in our Sugar and Bioenergy segment and Corporate and Other activities. The increase for the six months ended June 30, 2020 was primarily due to higher Segment EBIT in our Agribusiness and Fertilizer segments, partially offset by lower Segment in our Edible Oils Products and Sugar and Bioenergy segments, and Corporate and Other activities.
Income Tax (Expense) Benefit - Income tax expense for the three months ended June 30, 2020 was $168 million compared to income tax expense for the three months ended June 30, 2019 of $60 million. Income tax expense for the six months ended June 30, 2020 was $113 million compared to income tax expense for the six months ended June 30, 2019 of $98 million. The increase in income tax expense for the three and six month periods ended June 30, 2020 was primarily due to higher pretax income, associated with higher EBIT, as noted above.

Liquidity and capital resources – At June 30, 2020, working capital, which equals total current assets less total current liabilities, was $3,972 million, an increase of $322 million, compared to working capital of $3,650 million at June 30, 2019, and an increase of $319 million compared to working capital of $3,653 million at December 31, 2019. The increase in working capital is primarily due to increased RMI purchases associated with the timing of the South American harvest period and strong farmer selling activity during the six months ended June 30, 2020.
Segment Overview & Results of Operations
The Company's operations are organized, managed and classified into five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, which are organized based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods.
In December 2019, the Company contributed its Brazilian sugar and bioenergy operations, comprising the majority of its Sugar and Bioenergy segment, into a joint venture with the Brazilian biofuels business of BP p.l.c. ("BP") in exchange for cash and a 50% equity interest in the combined entity, BP Bunge Bioenergia (the “Joint Venture”). The Company’s reported Sugar and Bioenergy results for 2020 therefore include its share of the net earnings in the Joint Venture, whereas the Company’s Sugar and Bioenergy results for 2019 reflect its 100% ownership interest in the Brazilian sugar and bioenergy operations contributed to the Joint Venture.
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
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2020	2019	2020	2019
Net income (loss) attributable to Bunge	$516	$214	$332	$259
Interest income	(6)	(7)	(13)	(14)
Interest expense	62	88	139	163
Income tax expense (benefit)	168	60	113	98
Noncontrolling interests' share of interest and tax	(2)	(1)	(3)	(1)
Total Segment EBIT	$738	$354	$568	$505
Agribusiness Segment EBIT	843	209	716	350
Edible Oil Products Segment EBIT	51	43	97	102
Milling Products Segment EBIT	30	25	48	47
Fertilizer Segment EBIT	19	6	24	8
Sugar and Bioenergy Segment EBIT	(85)	(5)	(135)	(24)
Corporate and Other EBIT	(120)	76	(182)	22
Total Segment EBIT	$738	$354	$568	$505

Agribusiness Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	38,035	34,009	71,335	68,438
Net sales	$6,810	$7,068	$13,139	$13,987
Cost of goods sold	(5,925)	(6,756)	(12,265)	(13,445)
Gross profit	885	312	874	542
Selling, general and administrative expense	(114)	(125)	(220)	(238)
Foreign exchange gains (losses)	30	(10)	17	(19)
EBIT attributable to noncontrolling interests	(6)	—	(4)	2
Other income (expense) – net	30	25	24	49
Income (loss) from affiliates	18	7	25	14
Total Agribusiness Segment EBIT	$843	$209	$716	$350

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Agribusiness segment net sales decreased by $258 million, or 4%, to $6,810 million in the second quarter of 2020, compared to $7,068 million in the second quarter of 2019. The net decrease was primarily due to the following:
•In Oilseeds, net sales increased $235 million due to higher soy volumes, primarily in China and Brazil, and higher overall softseed volumes.
•In Grains, net sales decreased $493 million due to lower overall commodity sales prices, which more than offset higher trading and distribution sales volumes.
Cost of goods sold decreased by $831 million, or 12%, to $5,925 million in the second quarter of 2020 compared to $6,756 million in the second quarter of 2019. The net decrease was primarily due to the following:
•In our Oilseeds business, the $104 million net decrease was primarily due to favorable mark-to-market results in our oilseed processing and distribution businesses, which more than offset the increase in cost of goods sold associated with higher net sales, as described above. Additionally, the business benefited from favorable translation impacts on industrial costs, as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the quarter.
•In our Grains business, the $727 million net decrease was primarily due to the decrease in net sales above, as well as favorable mark-to-market results in our ocean freight business, primarily related to the reversal of bunker fuel hedges that negatively impacted the first quarter. Additionally the business benefited from favorable translation impacts on industrial costs, as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the quarter.
Gross profit increased by $573 million, or 184%, to $885 million in the second quarter of 2020, compared to $312 million in the second quarter of 2019. The net increase was primarily due to the following:
•In Oilseeds, the increase of $339 million was due to higher net sales and lower cost of goods sold, as described above.
•In Grains, the increase of $234 million was due to significantly lower cost of goods sold, which more than offset lower net sales, as described above.
SG&A expenses decreased $11 million, or 9%, to $114 million in the second quarter of 2020, compared to $125 million in the second quarter of 2019. The decrease was mainly due to savings associated with ongoing cost initiatives, lower expenses due to COVID-19 travel restrictions, and favorable translation impacts, as most currencies in which SG&A expenses are denominated depreciated versus the US dollar during the quarter.

Foreign exchange results increased $40 million, to a gain of $30 million in the second quarter of 2020, compared to a loss of $10 million in the second quarter of 2019. Foreign exchange results were primarily driven by gains on U.S. dollar denominated loans receivable in non-U.S. functional currency operations.
Other income (expense) - net increased $5 million, or 20%, to income of $30 million in the second quarter of 2020, compared to income of $25 million in the second quarter of 2019. The increase was primarily due to higher income earned from financial services activities.
Segment EBIT increased $634 million, or 303%, to $843 million in the second quarter of 2020, compared to $209 million in the second quarter of 2019. The net increase was primarily due to the following:
•In Oilseeds, the increase of $371 million for the second quarter of 2020 was primarily due to higher gross profit, lower SG&A expenses, increased foreign exchange results and increased Other income (expense) - net, as described above.
•In Grains, the increase of $263 million for the second quarter of 2020 was primarily due to higher gross profit, lower SG&A expenses, increased foreign exchange results and increased Other income (expense) - net, as described above.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Agribusiness segment net sales decreased by $848 million, or 6%, to $13,139 million in the six months ended June 30, 2020, compared to $13,987 million in the six months ended June 30, 2019. The net decrease was primarily due to the following:
•In Oilseeds, the decrease of $94 million for the six months ended June 30, 2020 was primarily due to lower sales volumes in our oilseed trading and distribution businesses in the first quarter of the year, in part due to COVID-19, partially offset by higher volumes in our soy processing division, primarily in China and Brazil, and higher overall softseed volumes in the second quarter of the year.
•In Grains, the decrease of $754 million for the six months ended June 30, 2020 was due to lower commodity sales prices and lower volumes in our grain trading and distribution businesses.
Cost of goods sold decreased by $1,180 million, or 9%, to $12,265 million in the six months ended June 30, 2020, compared to $13,445 million in the six months ended June 30, 2019. The net decrease was primarily due to the following:
•In Oilseeds, the decrease of $210 million for the six months ended June 30, 2020 was due to the decrease in net sales noted above, as well as favorable translation impacts on industrial costs, as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the year.
•In Grains, the decrease of $970 million for the six months ended June 30, 2020 was due to the decrease in net sales noted above, as well as favorable translation impacts on industrial costs, as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the year.
Gross profit increased by $332 million, or 61%, to $874 million in the six months ended June 30, 2020, compared to $542 million in the six months ended June 30, 2019. The net increase was primarily due to the following:
•In Oilseeds, the increase of $116 million for the six months ended June 30, 2020 was due to lower cost of goods sold, which more than offset lower net sales, as described above.
•In Grains, the increase of $216 million for the six months ended June 30, 2020 was due to lower cost of goods sold, which more than offset lower net sales, as described above.
SG&A decreased by $18 million, or 8%, to $220 million in the six months ended June 30, 2020, compared to $238 million in the six months ended June 30, 2019. The decrease was mainly due to savings associated with ongoing cost initiatives, lower expenses due to COVID-19 travel restrictions, and favorable translation impacts, as most currencies in which SG&A expenses are denominated depreciated versus the U.S. dollar during the year.
Foreign exchange results increased $36 million, or 189%, to $17 million in the six months ended June 30, 2020, compared to a loss of $19 million in the six months ended June 30, 2019. Foreign exchange results were primarily driven by gains on U.S. dollar denominated loans receivable in non-U.S. functional currency operations.

Other income (expense) - net decreased by $25 million, or 51%, to income of $24 million in the six months ended June 30, 2020, compared to income of $49 million in the six months ended June 30, 2019. The decrease was primarily due to lower results from our financial services activities earlier in the current year.
Segment EBIT increased by $366 million, or 105%, to $716 million in the six months ended June 30, 2020, compared to $350 million in the six months ended June 30, 2019. The increase was primarily due to the following:
•In Oilseeds, the increase of $112 million for the six months ended June 30, 2020 was primarily due to higher gross profit, lower SG&A expenses, and higher foreign exchange results, as described above.
•In Grains, the increase of $254 million for the six months ended June 30, 2020 was primarily due to higher gross profit, lower SG&A expenses, and higher foreign exchange results, partially offset by lower Other income (expense) - net, as described above.
Edible Oil Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	2,279	2,328	4,628	4,637
Net sales	$2,128	$2,206	$4,452	$4,445
Cost of goods sold	(1,982)	(2,065)	(4,178)	(4,155)
Gross profit	146	141	274	290
Selling, general and administrative expense	(88)	(93)	(182)	(176)
Foreign exchange gains (losses)	(4)	(3)	3	(1)
EBIT attributable to noncontrolling interests	(2)	—	4	(6)
Other income (expense) – net	(1)	(2)	(2)	(5)
Income (loss) from affiliates	—	—	—	—
Total Edible Oils Products Segment EBIT	$51	$43	$97	$102
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Edible Oil Products segment net sales decreased $78 million, or 4%, to $2,128 million in the second quarter of 2020, compared to $2,206 million in the second quarter of 2019, due to a combination of lower sales volumes and prices. Lower overall volumes and prices primarily relate to lower food services demand in North America and Europe and lower biofuel demand in Europe, due to local stay-at-home orders associated with COVID-19.
Cost of goods sold decreased $83 million, or 4%, to $1,982 million in the second quarter of 2020, compared to $2,065 million the second quarter of 2019. The decrease in cost of goods sold during the quarter was slightly higher than the decrease in net sales due to favorable translation impacts on industrial costs, as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the quarter.
Gross profit in the second quarter of 2020 increased $5 million, or 4%, to $146 million, compared to $141 million for the second quarter of 2019. The increase was primarily due to decreased cost of goods sold in excess of decreased net sales, as described above.
SG&A expenses decreased $5 million, or 5%, to $88 million in the second quarter of 2020, compared to $93 million in the second quarter of 2019, primarily due to lower expenses related to COVID-19 travel restrictions, as well as favorable translation impacts, as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the quarter.
Segment EBIT increased $8 million, or 19%, to $51 million for the second quarter of 2020, compared to $43 million in the second quarter of 2019. The increase was primarily due to higher gross profit and lower SG&A, as described above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Edible Oil Products segment net sales increased by only $7 million, less than one percent, to $4,452 million in the six months ended June 30, 2020, compared to $4,445 million in the six months ended June 30, 2019, due to relatively flat volumes and prices between the comparative periods.
Cost of goods sold increased by $23 million, or 1%, to $4,178 million in the six months ended June 30, 2020, compared to $4,155 million in the six months ended June 30, 2019. The increase was primarily due to unfavorable mark-to-market results on hedges of palm oil purchases in Asia during the first quarter, which more than offset favorable translation impacts on industrial costs during the second quarter, as described above.
Gross profit in the six months ended June 30, 2020 decreased $16 million, or 6%, to $274 million, compared to $290 million for the six months ended June 30, 2019. The decrease was primarily the result of higher cost of goods sold, as described above.
SG&A expenses increased by $6 million, or 3%, to $182 million in the six months ended June 30, 2020, compared to $176 million in the six months ended June 30, 2019. The increase was primarily due to increased bad debt expense in the first quarter, which more than offset favorable translation impacts on SG&A during the second quarter, as described above.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, changed by $10 million, or 167%, to income of $4 million in the six months ended June 30, 2020, compared to expense of $6 million in the six months ended June 30, 2019. The change was primarily due to losses before interest and tax associated with our non-wholly-owned Bunge Loders Croklaan ("Loders") subsidiary in the six months ended June 30, 2020, primarily driven by factors mentioned above, compared to earnings before interest and tax in the same business during the six months ended June 30, 2019.
Segment EBIT decreased by $5 million, or 5%, to $97 million in the six months ended June 30, 2020, compared to $102 million in the six months ended June 30, 2019. The decrease was due to lower gross profit and increased SG&A, as noted above, partially offset by a lower share of EBIT attributable to noncontrolling interests.

Milling Products Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	1,127	1,113	2,275	2,218
Net sales	$381	$430	$797	$856
Cost of goods sold	(330)	(389)	(700)	(767)
Gross profit	51	41	97	89
Selling, general and administrative expense	(22)	(25)	(48)	(51)
Foreign exchange gains (losses)	1	1	—	3
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	—	8	(1)	6
Income (loss) from affiliates	—	—	—	—
Total Milling Products Segment EBIT	$30	$25	$48	$47
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Milling Products segment net sales decreased $49 million, or 11%, to $381 million in the second quarter of 2020, compared to $430 million in the second quarter of 2019. The decrease was primarily due to lower average wheat sales prices in Mexico and South America. Sales volumes were relatively flat.

Cost of goods sold decreased $59 million, or 15%, to $330 million in the second quarter of 2020, compared to $389 million in the second quarter of 2019. The decrease was primarily due to lower average raw material commodity prices, in line with the decrease in net sales above, as well as favorable translation impacts on industrial costs, as the Brazilian real and Mexican peso, in which many such costs are denominated, both depreciated versus the U.S. dollar during the quarter. Additionally, cost of goods sold in the prior year was negatively impacted by an impairment charge recorded in respect of our U.S. extrusion business, which was sold in the second quarter of 2020.

Gross profit increased $10 million, or 24%, to $51 million in the second quarter of 2020, compared to $41 million in the second quarter of 2019. The increase was primarily due to a decrease in cost of goods sold in excess of that in net sales, as described above.

SG&A expenses decreased $3 million, or 12%, to $22 million in the second quarter of 2020, compared to $25 million in the same period a year ago. The decrease was primarily due to favorable translation impacts, following the depreciation of the Brazilian real and Mexican peso versus the U.S. dollar in the quarter.

Other income (expense) - net decreased by $8 million, or 100%, to zero in the second quarter of 2020, compared to income of $8 million in the second quarter of 2019. The decrease is primarily due to a one-time gain recorded on the settlement of an arbitration case in the prior year.

Segment EBIT increased $5 million, or 20%, to $30 million in the second quarter of 2020,compared to $25 million in the second quarter of 2019. The increase was due to higher gross profit and lower SG&A expenses, as described above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Milling Products segment net sales decreased by $59 million, or 7%, to $797 million in the six months ended June 30, 2020, compared to $856 million in the six months ended June 30, 2019. The decrease was primarily due to lower average wheat sales prices in Mexico and South America, which more than offset a slight volume increase.

Cost of goods sold decreased by $67 million, or 9%, to $700 million in the six months ended June 30, 2020, compared to $767 million in the six months ended June 30, 2019. The decrease was primarily due to lower average raw material commodity prices, in line with the decrease in net sales above, as well as favorable translation impacts on industrial costs, as the Brazilian real and Mexican peso, in which many such costs are denominated, both depreciated versus the U.S. dollar during the year. Additionally, cost of goods sold in the prior year was negatively impacted by an impairment charge associated with our U.S. extrusion business, which was sold in the second quarter of 2020.

Gross profit increased by $8 million, or 9%, to $97 million in the six months ended June 30, 2020, compared to $89 million in the six months ended June 30, 2019. The increase was primarily due to a decrease in cost of goods sold in excess of a decrease in net sales, as described above.

SG&A expenses decreased by $3 million, or 6%, to $48 million in the six months ended June 30, 2020, compared to $51 million in the six months ended June 30, 2019. The decrease is primarily due to lower expenses associated with COVID-19 travel restrictions, as well as favorable translation impacts following the depreciation of the Brazilian real and Mexican peso, versus the U.S. dollar during the quarter.

Other income (expense) - net decreased by $7 million, or 117%, to an expense of $1 million in the six months ended June 30, 2020, compared to income of $6 million in the six months ended June 30, 2019. The decrease is primarily due to a one-time gain on the settlement of an arbitration case in the prior year.

Segment EBIT increased by $1 million, or 2%, to $48 million in the six months ended June 30, 2020, compared to $47 million in the six months ended June 30, 2019. The slight increase was due to higher gross profit and lower SG&A expenses, offset by lower Other income (expense) - net, as described above.

Fertilizer Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	375	305	551	501
Net sales	$117	$108	$171	$177
Cost of goods sold	(95)	(97)	(140)	(161)
Gross profit	22	11	31	16
Selling, general and administrative expense	(3)	(4)	(7)	(7)
Foreign exchange gains (losses)	—	—	—	—
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	—	(1)	—	(1)
Income (loss) from affiliates	—	—	—	—
Total Fertilizer Segment EBIT	$19	$6	$24	$8
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Fertilizer segment net sales increased $9 million, or 8%, to $117 million in the second quarter of 2020, compared to $108 million in the second quarter of 2019. The increase was primarily due to higher sales volumes and average sales prices in Argentina, as farmers accelerated purchases in anticipation of higher local prices, as well as higher sales volumes in Brazil, partially offset by lower average sales prices in Brazil.
Cost of goods sold decreased $2 million, or 2%, to $95 million in the second quarter of 2020, compared to $97 million in the second quarter of 2019. The decrease was due to lower average raw material costs in Argentina and Brazil, as well as favorable translation impacts on industrial costs, as the Brazilian real and Argentinian peso, in which many such costs are denominated, both depreciated versus the U.S. dollar in the quarter.
Gross profit increased $11 million, or 100%, to $22 million in the second quarter of 2020, compared to $11 million in the second quarter of 2019. The increase was due to a combination of higher net sales and lower cost of goods sold, as described above.
SG&A expenses decreased $1 million, or 25%, to $3 million in the second quarter of 2020, compared to $4 million in the second quarter of 2019. The decrease was mainly due to favorable translation impacts following the depreciation of the Brazilian real and Argentinian peso versus the U.S. dollar in the quarter.
        Segment EBIT increased $13 million, or 217%, to $19 million in the second quarter of 2020, compared to $6 million in the second quarter of 2019. The increase was due to higher gross profits and lower SG&A expenses, as described above.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Fertilizer segment net sales decreased by $6 million, or 3%, to $171 million in the six months ended June 30, 2020, compared to $177 million in the six months ended June 30, 2019. The decrease was due to lower average prices in Argentina and Brazil, primarily during the first quarter, partially offset by higher sales volumes in Argentina, especially in the second quarter.
Cost of goods sold decreased by $21 million, or 13%, to $140 million in the six months ended June 30, 2020, compared to $161 million in the six months ended June 30, 2019. The decrease was primarily due to lower average raw material costs in Argentina and Brazil, as well as favorable translation impacts on industrial costs, as the Brazilian real and Argentinian peso, in which many such costs are denominated, both depreciated versus the U.S. dollar in the six month period.
Gross profit increased by $15 million, or 94%, to $31 million in the six months ended June 30, 2020, compared to $16 million in the six months ended June 30, 2019. The increase was primarily due to lower cost of goods sold in excess of lower net sales, as described above.

SG&A expenses were flat at $7 million in the six months ended June 30, 2020 and $7 million in the six months ended June 30, 2019, as higher bad debt expenses in the first quarter of 2020 offset favorable translation impacts in the second quarter of 2020.
        Segment EBIT increased by $16 million, or 200%, to $24 million in the six months ended June 30, 2020, compared to $8 million in the six months ended June 30, 2019. The increase was due to higher gross profit and lower SG&A expenses, as described above.
Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Net sales	$—	$—	$—	$—
Cost of goods sold	1	3	1	11
Gross profit	1	3	1	11
Selling, general and administrative expense	(119)	(80)	(183)	(148)
Foreign exchange gains (losses)	—	—	1	1
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	(2)	153	(1)	158
Income (loss) from affiliates	—	—	—	—
Total Corporate and Other	$(120)	$76	$(182)	$22

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Segment EBIT decreased $196 million, or 258%, to a loss of $120 million in the second quarter of 2020, compared to income of $76 million in the second quarter of 2019. The decrease is primarily due to lower results from our corporate venture capital unit, which benefited from the initial public offering of one of its investments, and subsequent mark-to-market gains, in the prior year, as well as a bad debt reserve and related legal provision in relation to a disputed account receivable balance stemming from an historical business dating back to 2015, which was deemed uncollectible in the current period.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Segment EBIT decreased by $204 million, or 927%, to a loss of $182 million in the six months ended June 30, 2020, compared to income of $22 million in the six months ended June 30, 2019. The decrease is primarily due to lower results from our corporate venture capital unit, which benefited from the initial public offering of one of its investments, and subsequent mark-to-market gains in the prior year period, as well as a bad debt reserve and related legal provision in relation to a disputed account receivable balance stemming from an historical business dating back to 2015, which deemed uncollectible in the current period.

Sugar and Bioenergy Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	62	828	148	1,644
Net sales	$26	$284	$76	$569
Cost of goods sold	(26)	(280)	(74)	(568)
Gross profit	—	4	2	1
Selling, general and administrative expense	—	(8)	(1)	(20)
Foreign exchange gains (losses)	—	1	—	(2)
EBIT attributable to noncontrolling interests	—	1	—	—
Other income (expense) – net	—	(2)	—	(2)
Income (loss) from affiliates	(85)	(1)	(136)	(1)
Total Sugar and Bioenergy Segment EBIT	$(85)	$(5)	$(135)	$(24)

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Sugar and Bioenergy segment net sales decreased $258 million, or 91%, to $26 million in the second quarter of 2020, compared to $284 million in the second quarter of 2019. The decrease was primarily due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into the Joint Venture during the fourth quarter of 2019. Remaining sales comprise corn-based ethanol distribution activities in North America.
Cost of goods sold decreased $254 million, or 91%, to $26 million in the second quarter of 2020, compared to $280 million in the second quarter of 2019. The decrease was in line with the decrease in net sales above, and is due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into the Joint Venture during the fourth quarter of 2019. Remaining cost of goods sold comprise corn-based ethanol distribution activities in North America.
Gross profit decreased $4 million, or 100%, to zero in the second quarter of 2020, compared to income of $4 million in the second quarter of 2019. The decrease is due to lower net sales and cost of goods sold, as described above.
SG&A expenses decreased by $8 million, or 100%, to zero in the second quarter of 2020, compared to $8 million in the second quarter of 2019. The decrease was due to contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into the Joint Venture during the fourth quarter of 2019.
Income (loss) from affiliates decreased $84 million, to a loss of $85 million in the second quarter of 2020, compared to a loss of $1 million in the second quarter of 2019. The decrease is due to our share of losses associated with the Joint Venture. The main drivers of the loss of the Joint Venture were significant foreign exchange losses on U.S. dollar denominated debt, due to a large depreciation in the Brazilian real in the quarter, as well as operating losses driven by lower ethanol volumes and prices associated with lower global crude oil demand in the wake of COVID-19 travel restrictions.
Segment EBIT decreased $80 million, or 1,600%, to a loss of $85 million in the second quarter of 2020, compared to a loss of $5 million in the second quarter of 2019. The decrease is due to a large decrease in income (loss) from affiliates, as described above.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Sugar and Bioenergy segment net sales decreased by $493 million, or 87%, to $76 million in the six months ended June 30, 2020, compared to $569 million in the six months ended June 30, 2019. The decrease in sales was primarily due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into the Joint Venture during the fourth quarter of 2019.
Cost of goods sold decreased by $494 million, or 87%, to $74 million in the six months ended June 30, 2020, compared to $568 million in the six months ended June 30, 2019. The decrease was in line with the decrease in net sales above, and is due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into the Joint Venture during the fourth quarter of 2019.
Gross profit increased by $1 million, or 100%, to $2 million in the six months ended June 30, 2020, compared to $1 million in the six months ended June 30, 2019. The decrease is driven by lower cost of goods sold in excess of lower sales, as described above.
SG&A expenses decreased by $19 million, or 95%, to $1 million in the six months ended June 30, 2020, compared to $20 million in the six months ended June 30, 2019. The decrease was primarily due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into the Joint Venture during the fourth quarter of 2019.
Income (loss) from affiliates decreased $135 million, to a loss of $136 million in the six months ended June 30, 2020, from a loss of $1 million for the six months ended June 30, 2019. The decrease is due to our share of losses associated with our investment in the Joint Venture. The main drivers of the loss of the joint venture were significant foreign exchange losses on U.S. dollar denominated debt, due to a large depreciation in the Brazilian real in the six months ended June 30, 2020, as well as operating losses driven by lower ethanol volumes and prices associated with lower global crude oil demand in the wake of COVID-19 travel restrictions.
Segment EBIT decreased by $111 million, or 463%, to a loss $135 million in the six months ended June 30, 2020, compared to a loss of $24 million in the six months ended June 30, 2019. The decrease is due to a large decrease in income (loss) from affiliates, as described above.
Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2020	2019	2020	2019
Interest income	$6	$7	$13	$14
Interest expense	(62)	(88)	(139)	(163)

Interest income was $6 million in the second quarter of 2020, compared to $7 million in the second quarter of 2019. Interest expense decreased by $26 million, or 30%, to $62 million in the second quarter of 2020, compared to $88 million in the second quarter of 2019. The decrease in net interest expense was due to lower average debt levels following the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into the Joint Venture during the fourth quarter of 2019.

Interest income was $13 million in the six months ended June 30, 2020, compared to $14 million in the six months ended June 30, 2019. Interest expense decreased by $24 million, or 15%, to $139 million in the six months ended June 30, 2020, compared to $163 million in the six months ended June 30, 2019. The decrease in net interest expense was due to lower variable interest rates in the six months ended June 30, 2020, as well as lower average debt levels following the contribution of our Brazilian sugar and bioenergy operations, and related debt, to the Joint Venture, during the fourth quarter of 2019.

Liquidity and Capital Resources
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
Working Capital

	As of
US$ in millions, except current ratio	June 30, 2020	June 30, 2019	December 31, 2019
Cash and cash equivalents	$277	$238	$320
Trade accounts receivable, net	1,526	1,711	1,705
Inventories	6,007	5,875	5,038
Other current assets(1)	3,658	3,283	3,185
Total current assets	$11,468	$11,107	$10,248
Short-term debt	$1,535	$1,885	$771
Current portion of long-term debt	522	424	507
Trade accounts payable	2,602	3,053	2,842
Current operating lease obligations	220	231	216
Other current liabilities(2)	2,617	1,864	2,259
Total current liabilities	$7,496	$7,457	$6,595
Working capital(3)	$3,972	$3,650	$3,653
Current ratio(3)	1.53	1.49	1.55
(1) Includes assets held for sale and other current assets.
(2) Includes liabilities held for sale and other current liabilities.
(3) Working capital is total current assets less total current liabilities; current ratio represents total current assets divided by total current liabilities.
Working capital was $3,972 million at June 30, 2020, an increase of $319 million, or 9%, from working capital of $3,653 million at December 31, 2019, and an increase of $322 million, or 9% from working capital of $3,650 million at June 30, 2019.
Cash and Cash Equivalents - Cash and cash equivalents were $277 million at June 30, 2020, a decrease of $43 million from $320 million at December 31, 2019, and an increase of $39 million from $238 million at June 30, 2019. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short term deposits with highly-rated financial institutions and in U.S. government securities.
Trade accounts receivable, net - Trade accounts receivable, net were $1,526 million at June 30, 2020, a decrease of $179 million from $1,705 million at December 31, 2019, and a decrease of $185 million from $1,711 million at June 30, 2019. The decreases from December 31, 2019 and June 30, 2019 are primarily due to negative foreign exchange impacts in Brazil, the recording of a bad debt reserve in relation to collection proceedings involving an historical outstanding account receivable due from a customer, and the timing of collections in our fertilizer business in South America.
Inventories - Inventories were $6,007 million at June 30, 2020, an increase of $969 million from $5,038 million at December 31, 2019, and an increase of $132 million from inventory of $5,875 million at June 30, 2019. The increase from December 31, 2019 is primarily related to an increase in RMI coinciding with the timing of the South American harvest, and accelerated inventory purchases following a strong willingness of local farmers to sell agricultural commodity products priced in U.S. dollars, in response to a depreciation in local currencies versus the U.S. dollar.

RMI comprises agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $4,807 million and $3,934 million at June 30, 2020 and December 31, 2019, respectively (see Note 7 - Inventories, to our condensed consolidated financial statements).
Other current assets - Other current assets were $3,658 million at June 30, 2020, an increase of $473 million from $3,185 million at December 31, 2019, and an increase of $375 million from $3,283 million at June 30, 2019. The increase in Other current assets at June 30, 2020 is primarily due to unrealized gains on derivative contracts and the reclassification of certain U.S. grain assets as held for sale (see Note 3 - Portfolio Rationalization Initiatives, to our condensed consolidated financial statements).
Short term debt - Short term debt was $1,535 million at June 30, 2020, an increase of $764 million from $771 million at December 31, 2019, and a decrease of $350 million from $1,885 million at June 30, 2019. The increase in short term debt from December 31, 2019 was primarily to fund higher average working capital levels, primarily increased RMI. The decrease from June 30, 2019 is primarily due to lower debt levels following the sale of the Company's Brazilian sugar and bioenergy assets, forming the majority of its Sugar and Bioenergy segment in late 2019, offset by higher average working capital funding requirements, as described above.
Trade accounts payable - Trade accounts payable were $2,602 million at June 30, 2020, a decrease of $240 million from $2,842 million at December 31, 2019, and a decrease of $451 million from $3,053 million at June 30, 2019. The decrease in Trade accounts payable from December 31, 2019 and June 30, 2019 is due to the reclassification of certain liabilities associated with U.S. grain liabilities as held for sale, as well as the timing of payments on account.
Other current liabilities - Other current liabilities were $2,617 million at June 30, 2020, a increase of $358 million from $2,259 million at December 31, 2019, and an increase of $753 million from $1,864 million at June 30, 2019. The increases from December 31, 2019 and June 30, 2019 are primarily due to unrealized losses on derivative contracts and liabilities held for sale (see Note 3 - Portfolio Rationalization Initiatives, to our condensed consolidated financial statements).
Debt
Financing Arrangements and Outstanding Indebtedness - We conduct most of our financing activities through a centralized financing structure that provides the Company with efficient access to debt and capital markets. This structure includes a master trust, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited’s 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.
        Revolving Credit Facilities - At June 30, 2020, we had $4,315 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $3,617 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	June 30, 2020	June 30, 2020	December 31, 2019
Commercial paper	2023	$600	$498	$—
Long-term revolving credit facilities (1)	2022 - 2023	$3,715	200	—
Total		$4,315	$698	$—

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
        We had no borrowings outstanding at June 30, 2020 under our unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision.
We had $200 million of borrowings outstanding at June 30, 2020 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2022 (the ‘‘$1.75 Billion 2022 Facility’’). Borrowings under the $1.75 Billion 2022 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. The applicable margin is also subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the $1.75 Billion 2022 Facility. Amounts under the $1.75 Billion 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.75 Billion 2022 Facility by up to $250 million pursuant to an accordion provision.
        We had no borrowings outstanding at June 30, 2020 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "$865 Million 2022 Facility"). Borrowings under the $865 Million 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the $865 Million 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the $865 Million 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
         Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At June 30, 2020, $498 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At June 30, 2020 there were $451 million of borrowings outstanding under these bilateral short-term credit lines.
        Short and long-term debt - Our short and long-term debt increased by $1,043 million, or 20.9%, to $6,037 million at June 30, 2020, from $4,994 million at December 31, 2019, primarily due to the funding of working capital requirements. For the six months ended June 30, 2020, our average short and long-term debt outstanding was approximately $5,395 million, compared to approximately $6,159 million for the six months ended June 30, 2019. Our long-term debt balance was $4,502 million at June 30, 2020, compared to $4,223 million at December 31, 2019, an increase of $279 million, or 6.6%. The following table summarizes our short-term debt at June 30, 2020.

(US$ in millions)	Outstanding Balance at June 30, 2020	Weighted Average Interest Rate at June 30, 2020	Highest Balance Outstanding During Quarter Ended June 30, 2020	Average Balance During Quarter Ended June 30, 2020	Weighted Average Interest Rate During Quarter Ended June 30, 2020
Bank borrowings (1)	$1,037	6.44%	$1,069	$918	9.34%
Commercial paper	498	1.04%	599	347	0.98%
Total	$1,535		$1,668	$1,265

(1) Includes $310 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia Pacific countries at a weighted average interest rate of 18.55% as of June 30, 2020.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	June 30, 2020	December 31, 2019
Short-term debt: (1)
Short-term debt (2)	$1,535	$771
Current portion of long-term debt	522	507
Total short-term debt	2,057	1,278

Long-term debt (3):
Revolving credit facility expiry 2022	200	—
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A)	285	281
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.50% Senior Notes due 2020	500	499
3.00% Senior Notes due 2022	398	398
1.85% Senior Notes due 2023 - Euro	896	899
4.35% Senior Notes due 2024	596	596
3.25% Senior Notes due 2026	696	696
3.75% Senior Notes due 2027	595	595
Other	247	170
Subtotal	4,502	4,223
Less: Current portion of long-term debt	(522)	(507)
Total long-term debt	3,980	3,716
Total debt	$6,037	$4,994

(1) Includes secured debt of $13 million and $1 million at June 30, 2020 and December 31, 2019, respectively.
(2) Includes $310 million and $348 million of local currency bank borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 18.55% and 27.16% as of June 30, 2020 and December 31, 2019, respectively.
(3) Includes secured debt of $9 million and $15 million at June 30, 2020 and December 31, 2019, respectively.
        Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2020 were as follows:

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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2020.

Equity
Total equity is set forth in the following table:

(US$ in millions)	June 30, 2020	December 31, 2019
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,356	5,329
Retained earnings	6,581	6,437
Accumulated other comprehensive income (loss)	(6,515)	(5,624)
Treasury shares, at cost - 2020 - 15,428,313 and 2019 - 12,882,313 shares	(1,020)	(920)
Total Bunge shareholders’ equity	5,093	5,913
Noncontrolling interest	116	117
Total equity	$5,209	$6,030
Total Bunge shareholders’ equity was $5,093 million at June 30, 2020, compared to $5,913 million at December 31, 2019, a decrease of $820 million. The decrease during the six months ended June 30, 2020 was primarily due to $891 million translation losses, $142 million and $17 million of declared dividends to common and preferred shareholders, respectively, and $100 million of common share repurchases, partially offset by $332 million of net income attributable to Bunge.
As of June 30, 2020, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share, payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.2421 Bunge Limited common shares, based on the conversion price of $80.5082 per share, subject to certain additional anti-dilution adjustments (which represents 8,570,096 Bunge Limited common shares at June 30, 2020). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
Share repurchase program - In May 2015, we established a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. We repurchased 2,546,000 common shares during the three and six months ended June 30, 2020 under this program for $100 million. Total repurchases under the program from its inception in May 2015 through June 30, 2020 were 7,253,440 shares for $400 million.

Cash Flows

	As of
US$ in millions	June 30, 2020	June 30, 2019
Cash provided by (used for) operating activities	$(1,502)	$(1,083)
Cash provided by (used for) investing activities	728	185
Cash provided by (used for) financing activities	726	745
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5	8
Net increase (decrease) in cash and cash equivalents and restricted cash	$(43)	$(145)
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
For the six months ended June 30, 2020, our cash and cash equivalents and restricted cash decreased by $43 million, compared to a decrease of $145 million for the six months ended June 30, 2019.
Operating: Cash used for operating activities was $1,502 million for the six months ended June 30, 2020, an increase $419 million, compared to $1,083 million for the six months ended June 30, 2019. The increase was due to higher net working capital requirements, primarily driven by higher RMI, as well as increased beneficial interest in securitized trade receivables, partially offset by higher net income during the six months ended June 30, 2020.

	As of
US$ in millions	June 30, 2020	June 30, 2019
Cash provided by (used for) operating activities	$(1,502)	$(1,083)
Proceeds from beneficial interest in securitized trade receivables	748	547
Cash provided by (used for) operating activities, adjusted	$(754)	$(536)

Cash used for operating activities, adjusted for the proceeds from beneficial interest in securitized trade receivables was $754 million for the six months ended June 30, 2020, compared to $536 million for the six months ended June 30, 2019. The increase was due to higher RMI purchases, partially offset by higher net income during the six months ended June 30, 2020.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the six months ended June 30, 2020, we recorded a foreign currency gain on our debt of $107 million and, and for six months ended June 30, 2019, we recorded a foreign currency loss on our debt of $38 million, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gains) loss on net debt” in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $728 million for the six months ended June 30, 2020, an increase of $543 million, compared to cash provided by investing activities of $185 million for the six months ended June 30, 2019. The increase was due to higher proceeds from beneficial interests in securitized trade receivables, lower capital expenditures, higher cash inflows from settlements of net investment hedges, and higher net proceeds from investments for the six months ended June 30, 2020.
For the six months ended June 30, 2020, cash from beneficial interests in securitized trade receivables was $748 million. In addition, we received proceeds from investments of $238 million, primarily promissory notes related to financial services investments, which were partially offset by payments of $226 million made for such investments. We also made payments for capital expenditures of $127 million related to capital projects at various facilities. For the six months ended June 30, 2019, cash from beneficial interests in securitized trade receivables was $547 million. In addition, we received proceeds from investments of $213 million, primarily from promissory notes related to financial services investments, which were more than offset by payments of $277 million made for such investments. We also made payments for capital expenditures of $265 million, which primarily related to replanting of sugarcane for our Brazilian sugar and biofuels business comprising the majority of our Sugar and Bioenergy segment, that was contributed to the Joint Venture in late 2019, as well as other capital projects at various facilities.
Financing: Cash provided by financing activities was $726 million for the six months ended June 30, 2020, a $19 million decrease, compared to cash provided by financing activities of $745 million for the six months ended June 30, 2019.

In the six months ended June 30, 2020, we had a net increase in short-term and long-term debt of $1,000 million, which was primarily used to fund seasonal working capital requirements, mostly comprising RMI, in South America. We also paid dividends of $159 million to our common shareholders and holders of our convertible preference shares, and repurchased $100 million of common shares in the six months ended June 30, 2020. In the six months ended June 30, 2019, the net increase of $904 million in borrowings was primarily related to working capital funding needs and to finance capital expenditures. In addition, we paid dividends of $158 million to our common shareholders and holders of our convertible preference shares.

Off-Balance Sheet Arrangements
Guarantees - We have issued or were a party to the following guarantees at June 30, 2020:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)(2)	$277
Residual value guarantee (3)	270
Total	$547

(1) We have issued financial and performance guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at June 30, 2020, our potential liability was $189 million, and we have recorded a $13 million obligation related to these guarantees inclusive of expected lifetime credit losses which are determined based on historical financial information and are not expected to be material.
(2) At the June 30, 2020 balance sheet date we had issued guarantees to certain third parties related to the performance of our unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal, which was substantially completed subsequent to the June 30, 2020 balance sheet date. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. At June 30, 2020, Bunge's maximum potential future payments under these guarantees was $37 million, and no obligation has been recorded related to these guarantees.
(3) We have issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2020 through 2026. At June 30, 2020, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4 - Leases to our condensed consolidated financial statements).
We have provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into and senior notes issued by our 100% owned subsidiaries. At June 30, 2020, debt with a carrying amount of $5,662 million related to these guarantees is included in our condensed consolidated balance sheet. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other of our subsidiaries to transfer funds to Bunge Limited.

Dividends
        We paid a regular quarterly cash dividend of $0.50 per share on June 1, 2020 to common shareholders of record on May 18, 2020. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2020 to shareholders of record on May 15, 2020. On May 22, 2020, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.50 per common share. The dividend will be payable on September 1, 2020 to common shareholders of record on August 17, 2020. We also announced on May 22, 2020 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2020 to shareholders of record on August 15, 2020.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 21, 2020. Following is a material change to our critical accounting policies during the six months ended June 30, 2020. For recent accounting pronouncements refer to Note 2 - Accounting Pronouncements, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates and energy costs and for positioning our overall portfolio relative to expected market movements in accordance with established policies, limits and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options, major financial institutions in the case of foreign currency and interest rate derivatives, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations, however, they can occasionally result in earnings volatility, which may be material. See Note 13 - Derivative Instruments And Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
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
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food and other specialty products via Bunge’s majority ownership in Loders. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. In addition, we produce bioenergy products as a consequence of our production of soybean oil and other oil feedstocks. Agricultural and energy commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to significant movements in commodity and energy prices between the time the contracts were executed and the contractual forward delivery period.
We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the agricultural and energy commodities used and produced in our business operations. We have established policies that limit the amount of unhedged fixed price agricultural commodity positions permissible for our operating companies, which are generally a combination of volumetric and value-at-risk (VaR) limits. We measure and review our net commodities position on a daily basis. We also employ stress testing techniques, including stressed VaR techniques in order to quantify our exposures to price and liquidity risks under non-normal or event driven market conditions.

Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and OTC and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period where available, or using a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and custom stress testing are regularly performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Six Months Ended June 30, 2020		Year Ended December 31, 2019
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$751	$(75)	$852	$(85)
Lowest daily aggregated position value	$54	$(5)	$(724)	$(72)
Ocean Freight Risk
Ocean freight and bunker fuel represent a significant portion of our operating costs. Market prices for ocean freight nd bunker fuel vary depending on the supply and demand for ocean vessels, global economic conditions, the price of crude petroleum oil and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately seven years. We use financial derivatives to hedge portions of our ocean freight costs (generally freight forward agreements) and bunker fuel costs. The ocean freight derivatives are included in other current assets and other current liabilities on the condensed consolidated balance sheets at fair value.
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency position resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2020 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in other comprehensive income (loss) are foreign exchange losses of $216 million for the six months ended June 30, 2020 and foreign exchange gains of $929 million for the year ended December 31, 2019 related to permanently invested intercompany loans.
        Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt based on market yields at June 30, 2020, was $6,084 million with a carrying value of $6,037 million. There was no significant change in our interest rate risk at June 30, 2020.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at June 30, 2020 would result in a decrease of approximately $55 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at June 30, 2020 would cause an increase of approximately $62 million in the fair value of our debt.

A hypothetical 100 basis point change in LIBOR would result in a change of approximately $45 million in our interest expense on our variable rate debt at June 30, 2020. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures - Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As part of the Company’s ongoing portfolio rationalization initiatives (see Note 3 - Portfolio Rationalization Initiatives to our condensed consolidated financial statements), the Company is simplifying organizational structures, streamlining processes and consolidating back office functions globally. In connection with this initiative, the Company has and will continue to align and streamline the design and operation of its internal controls over financial reporting. These initiatives are not in response to any identified deficiency or weakness in the Company’s internal controls over financial reporting, but are expected, over time, to result in changes to such internal controls over financial reporting.

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
For a discussion of certain legal and tax matters, see Note 16 - Commitments and Contingencies, to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $33 million and $62 million, for labor and civil claims, respectively, as of June 30, 2020. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 137 million Brazilian reais (approximately $25 million as of June 30, 2020) related to a legacy environmental claim in Brazil.

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

In December 2019, a strain of novel coronavirus, or COVID-19, was first reported in Wuhan, China. On March 11, 2020, as COVID-19 spread outside of China, the World Health Organization designated the outbreak as a global pandemic. To date, millions of cases have been confirmed globally, and the number of reported cases continues to increase, including in all major geographies in which we operate. The ongoing pandemic could adversely affect our operations, major facilities, or employees’ and consumers’ health, which could interfere with general commercial activity related to our supply chain and customer base, and in turn could have a material adverse effect on our business, financial condition, or results of operations.

Throughout the second quarter of 2020, government officials in numerous countries around the world implemented quarantines and significant restrictions that prohibit many employees from travelling and entering their place of work. Many of these restrictions remain in place today.

Additionally, in recent weeks, as many European countries and US states started to ease certain travel and workplace restrictions, the number of observed COVID-19 cases in such locations again began to increase, which may lead to governments re-imposing previous travel and work restrictions, or imposing additional restrictions. As a result, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes that could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our business, financial condition or results of operations.

The potential effects of COVID-19 also could impact many of our risk factors included in Part 1, Item A of our 2019 Form 10-K, including, but not limited to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the costs of current and future borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, our business transformation initiatives and an impairment of the carrying value of goodwill or other indefinite-lived intangible assets. However, given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors that are further described in our 2019 Form 10-K remains uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the second quarter of 2020 by Bunge and any affiliated purchasers, pursuant to SEC rules.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	—	$—	—	$200,000,000
May 1, 2020 - May 31, 2020	545,000	$37.98	545,000	$179,302,900
June 1, 2020 - June 30, 2020	2,001,000	$39.63	2,001,000	$100,001,230
Total	2,546,000	$39.28	2,546,000

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

BUNGE LIMITED

Date: July 29, 2020	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer