Form 10-Q
period 2020-09-30
BUNGELTD
filed 2020-10-28
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of October 23, 2020, the number of shares issued of the registrant was:
Common shares, par value $.01 per share:139,660,667

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2020 and 2019	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019	4

	Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Nine Months Ended September 30, 2020 and 2019	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward-Looking Statements	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	58

PART II — INFORMATION

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

Signatures		61

Exhibit Index		61

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$10,159	$10,323	$28,794	$30,357
Cost of goods sold	(9,557)	(11,301)	(26,913)	(30,386)
Gross profit	602	(978)	1,881	(29)
Selling, general and administrative expenses	(352)	(329)	(993)	(969)
Interest income	5	8	18	22
Interest expense	(56)	(86)	(195)	(249)
Foreign exchange gains (losses)	54	(129)	75	(147)
Other income (expense) – net	17	(4)	37	201
Income (loss) from affiliates	35	8	(76)	21
Income (loss) before income tax	305	(1,510)	747	(1,150)
Income tax (expense) benefit	(38)	28	(151)	(70)
Net income (loss)	267	(1,482)	596	(1,220)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5)	(6)	(2)	(9)
Net income (loss) attributable to Bunge	262	(1,488)	594	(1,229)
Convertible preference share dividends	(8)	(8)	(25)	(25)
Adjustment of redeemable noncontrolling interest	12	—	2	—
Net income (loss) available to Bunge common shareholders	$266	$(1,496)	$571	$(1,254)

Earnings per common share—basic (Note 19)
Net income (loss) attributable to Bunge common shareholders - basic	$1.90	$(10.57)	$4.05	$(8.87)

Earnings per common share—diluted (Note 19)
Net income (loss) attributable to Bunge common shareholders - diluted	$1.84	$(10.57)	$3.98	$(8.87)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$267	$(1,482)	$596	$(1,220)
Other comprehensive income (loss):
Foreign exchange translation adjustment	50	(364)	(900)	(296)
Unrealized gains (losses) on designated hedges, net of tax benefit (expense) of $1 and $7 in 2020 and $1 and zero in 2019	(17)	32	37	1
Reclassification of realized net (gains) losses to net income, net of tax (benefit) expense of $1 and $1 in 2020 and zero and $1 in 2019	2	(6)	3	(8)
Total other comprehensive income (loss)	35	(338)	(860)	(303)
Total comprehensive income (loss)	302	(1,820)	(264)	(1,523)
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(29)	17	(22)	16
Total comprehensive income (loss) attributable to Bunge	$273	$(1,803)	$(286)	$(1,507)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$291	$320
Trade accounts receivable (less allowances of $150 and $108) (Note 6)	1,623	1,705
Inventories (Note 7)	6,463	5,038
Assets held for sale (Note 3)	395	72
Other current assets (Note 8)	4,729	3,113
Total current assets	13,501	10,248
Property, plant and equipment, net	3,720	4,132
Operating lease assets (Note 4)	871	796
Goodwill	559	611
Other intangible assets, net	524	583
Investments in affiliates	583	827
Deferred income taxes	311	442
Other non-current assets (Note 9)	692	678
Total assets	$20,761	$18,317
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 14)	$1,610	$771
Current portion of long-term debt (Note 14)	509	507
Trade accounts payable (includes $419 and $378 carried at fair value)	2,708	2,842
Current operating lease obligations (Note 4)	233	216
Liabilities held for sale (Note 3)	283	4
Other current liabilities (Note 11)	3,589	2,255
Total current liabilities	8,932	6,595
Long-term debt (Note 14)	4,419	3,716
Deferred income taxes	335	329
Non-current operating lease obligations (Note 4)	584	539
Other non-current liabilities	637	711
Redeemable noncontrolling interest (Note 17)	403	397
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2020 and 2019 - 6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2020 – 139,645,544 shares, 2019 – 141,813,142 shares	1	1
Additional paid-in capital	5,376	5,329
Retained earnings	6,784	6,437
Accumulated other comprehensive income (loss) (Note 18)	(6,504)	(5,624)
Treasury shares, at cost - 2020 - 15,428,313 and 2019 - 12,882,313 shares	(1,020)	(920)
Total Bunge shareholders’ equity	5,327	5,913
Noncontrolling interests	124	117
Total equity	5,451	6,030
Total liabilities, redeemable noncontrolling interest and equity	$20,761	$18,317
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$596	$(1,220)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	8	1,664
Foreign exchange (gain) loss on net debt	(126)	152
Bad debt expense	68	5
Depreciation, depletion and amortization	323	428
Share-based compensation expense	47	30
Deferred income tax loss (benefit)	51	(19)
Other, net	62	(34)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(237)	(314)
Inventories	(1,679)	(55)
Secured advances to suppliers	(296)	(302)
Trade accounts payable	260	(298)
Advances on sales	(119)	(172)
Net unrealized (gains) losses on derivative contracts	173	(320)
Margin deposits	(360)	145
Marketable securities	98	(309)
Beneficial interest in securitized trade receivables	(1,178)	(767)
Other, net	181	73
Cash provided by (used for) operating activities	(2,128)	(1,313)
INVESTING ACTIVITIES
Payments made for capital expenditures	(230)	(378)
Proceeds from investments	270	373
Payments for investments	(293)	(342)
Settlements of net investment hedges	67	(45)
Proceeds from beneficial interest in securitized trade receivables	1,164	800
Payments for investments in affiliates	(14)	(9)
Other, net	16	25
Cash provided by (used for) investing activities	980	424
FINANCING ACTIVITIES
Proceeds from short-term debt	24,635	35,484
Repayments of short-term debt	(23,952)	(34,415)
Proceeds from long-term debt	2,381	4,766
Repayments of long-term debt	(1,585)	(4,793)
Proceeds from the exercise of options for common shares	2	8
Repurchases of common shares	(100)	—
Dividends paid to common and preference shareholders	(237)	(237)
Other, net	(15)	(17)
Cash provided by (used for) financing activities	1,129	796
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5	(7)
Net increase (decrease) in cash and cash equivalents and restricted cash	(14)	(100)
Cash and cash equivalents and restricted cash - beginning of period	322	393
Cash and cash equivalents and restricted cash - end of period	$308	$293
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2020	$397	6,899,683	$690	139,640,018	$1	$5,356	$6,581	$(6,515)	$(1,020)	$116	$5,209
Net income (loss)	1	—	—	—	—	—	262	—	—	4	266
Other comprehensive income (loss)	17	—	—	—	—	—	—	11	—	7	18
Redemption value adjustment	(12)	—	—	—	—	—	12	—	—	—	12
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(70)	—	—	—	(70)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Acquisition of noncontrolling interest	—	—	—	—	—	—	7	—	—	3	10
Share-based compensation expense	—	—	—	—	—	20	—	—	—	—	20
Repurchase of common shares	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	5,526	—	—	—	—	—	—	—
Balance, September 30, 2020	$403	6,899,683	$690	139,645,544	$1	$5,376	$6,784	$(6,504)	$(1,020)	$124	$5,451

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2019	$425	6,899,683	$690	141,533,722	$1	$5,300	$8,179	$(6,919)	$(920)	$194	6,525
Net income (loss)	5	—	—	—	—	—	(1,488)	—	—	1	(1,487)
Other comprehensive income (loss)	(17)	—	—	—	—	—	—	(315)	—	(6)	(321)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(9)	—	—	—	(9)
Share-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Issuance of common shares, including stock dividends	—	—	—	46,281	—	(1)	—	—	—	—	(1)
Balance, September 30, 2019	$413	6,899,683	$690	141,580,003	$1	$5,312	$6,611	$(7,234)	$(920)	$189	$4,649

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2020	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030
Net income (loss)	(8)	—	—	—	—	—	594	—	—	10	604
Other comprehensive income (loss)	16	—	—	—	—	—	—	(880)	—	4	(876)
Redemption value adjustment	(2)	—	—	—	—	—	2	—	—	—	2
Dividends on common shares, $1.50 per share	—	—	—	—	—	—	(212)	—	—	—	(212)
Dividends on preference shares, $3.65625 per share	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(10)	(10)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(10)	—	—	3	(7)
Share-based compensation expense	—	—	—	—	—	47	—	—	—	—	47
Repurchase of common shares	—	—	—	(2,546,000)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	378,402	—	—	(2)	—	—	—	(2)
Balance, September 30, 2020	$403	6,899,683	$690	139,645,544	$1	$5,376	$6,784	$(6,504)	$(1,020)	$124	$5,451

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2019	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
Net income (loss)	9	—	—	—	—	—	(1,229)	—	—	—	(1,229)
Other comprehensive income (loss)	(20)	—	—	—	—	—	—	(278)	—	(5)	(283)
Dividends on common shares, $1.50 per share	—	—	—	—	—	—	(213)	—	—	—	(213)
Dividends on preference shares, $3.65625 per share	—	—	—	—	—	—	(26)	—	—	—	(26)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(12)	(12)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	—	30	—	—	—	—	30
Impact of adoption of new accounting standards	—	—	—	—	—	—	21	(21)	—	—	—
Issuance of common shares, including stock dividends	—	—	—	468,922	—	4	(1)	—	—	—	3
Balance, September 30, 2019	$413	6,899,683	$690	141,580,003	$1	$5,312	$6,611	$(7,234)	$(920)	$189	$4,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge” or the "Company"), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2019 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, forming part of Bunge’s 2019 Annual Report on Form 10-K filed with the SEC on February 21, 2020.
Effective January 1, 2020, the Company changed its segment reporting to separately disclose Corporate and Other activities from its reporting segments, as further described in Note 20 - Segment Information. Corresponding prior period amounts have been restated to conform to current period classification.
Effective July 1, 2020, the Company changed it's reporting of cash proceeds from and repayments of short-term debt with maturities of 90 days or less to separately present such cash proceeds and repayments in its condensed consolidated statement of cash flows. Prior to July 1, 2020, the Company presented cash proceeds from and repayments of short-term debt with maturities of 90 days or less on a net basis. Prior period amounts have been reclassified to conform to current presentation.

    Cash, Cash Equivalents, and Restricted Cash
    Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows. The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(US$ in millions)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$291	$291
Restricted cash included in other current assets	17	2
Total	$308	$293

2.    ACCOUNTING PRONOUNCEMENTS
    The below outlines new accounting pronouncements issued in 2020 and provides updates on certain previously disclosed Accounting Standards Updates ("ASUs").

    New Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is evaluating the impact of this standard on its condensed consolidated financial statements.

    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)- Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and is to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The Company continues to evaluate the impacts of this standard on its condensed consolidated financial statements.

    In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)- Simplifying the Accounting for Income Taxes, which reduces complexity in the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption of the amendments is permitted. This standard is not expected to have a material impact on Bunge's condensed consolidated financial statements.
    Recently Adopted Accounting Pronouncements
On January 1, 2020 the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses ("CECL") model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale. The Company adopted the guidance under a modified-retrospective approach with a cumulative effect adjustment to opening retained earnings. The adoption of this standard did not have a material impact on Bunge's condensed consolidated financial statements.

3.    PORTFOLIO RATIONALIZATION INITIATIVES
Brazilian Margarine and Mayonnaise Disposition
On December 20, 2019, Bunge announced that it has entered into an agreement to sell its margarine and mayonnaise assets in Brazil. The transaction includes three production plants and certain related brands. The completion of the sale is subject to regulatory approval and is expected to close in the fourth quarter of 2020. In connection with this agreement, the Company has classified the assets and liabilities to be sold, which are reported under the Edible Oil Products segment, as held for sale in its condensed consolidated financial statements as of September 30, 2020 and December 31, 2019. The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, in the condensed consolidated balance sheets at September 30, 2020 and December 31, 2019:

(US$ in millions)	September 30, 2020	December 31, 2019
Inventories	$16	$19
Property, plant and equipment, net	31	49
Other intangible assets, net	3	4
Assets held for sale	$50	$72

Other current liabilities	$6	$4
Liabilities held for sale	$6	$4
US Grain Disposition
On April 21, 2020, Bunge announced that it has entered into an agreement to sell a portfolio of interior grain elevators located in the United States, in exchange for cash proceeds of $300 million, subject to customary closing adjustments. The completion of the sale is subject to customary closing conditions, including regulatory approval, and it is expected to close in the first quarter of 2021. In connection with this agreement, the Company has classified the assets and liabilities to be sold, which are reported under the Agribusiness segment, as held for sale in its condensed consolidated financial statements as of September 30, 2020. The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheets at September 30, 2020:

(US$ in millions)	September 30, 2020
Inventories	$151
Other current assets	55
Property, plant and equipment, net	128
Operating lease assets	7
Goodwill	4
Assets held for sale	$345

Trade accounts payable	$268
Current operating lease obligations	1
Other current liabilities	2
Non-current operating lease obligations	6
Liabilities held for sale	$277

4.     LEASES
    The Company routinely leases storage facilities, transportation equipment, land, and office facilities that are typically classified as operating leases. The accounting for some of the Company's leases may require significant judgment when determining whether a contract is or contains a lease, the lease term, and the likelihood of renewal or termination options. Leases with an initial term of more than 12 months are recognized on the balance sheet as right-of-use assets (Operating lease assets) and lease liabilities for the obligation to make payments under such leases (Current operating lease obligations and Non-current operating lease obligations). As of the lease commencement date, the lease liability is initially measured as the present value of lease payments not yet paid. The lease asset is initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement (e.g., prepaid rent), lease incentives, and any initial direct costs. Over time, the lease liability is reduced for lease payments made and the lease asset is reduced through expense, classified as either Cost of goods sold or Selling, general and administrative expenses, depending upon the nature of the lease. Lease assets are subject to review for impairment in a manner consistent with Property, plant and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet, and lease expense for these short-term leases is recognized on a straight-line basis over the lease term.
    The Company’s leases range in length of term, with an average remaining lease term of 5.2 years, but with one water rights lease continuing for up to 91 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive at the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of September 30, 2020, this weighted average discount rate was 4.2%.
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
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2020	2019	2020	2019
Operating lease cost	$72	$97	$203	$257
Short-term lease cost	161	270	452	571
Variable lease cost	2	9	8	17
Sublease income	(23)	(30)	(51)	(80)
Total lease cost	$212	$346	$612	$765

    Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
(US$ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease liability principal payments	$202	$252
Supplemental non-cash information:
Right-of-use assets obtained in exchange for new lease obligations	$265	$229

    Maturities of lease liabilities for operating leases as of September 30, 2020, are as follows:

(US$ in millions)
Remaining in 2020	$72
2021	248
2022	194
2023	146
2024	90
Thereafter	173
Total lease payments (1)	923
Less imputed interest	(99)
Present value of lease liabilities	824
Less present value of lease liabilities held for sale	(7)
Present value of lease liabilities, as separately presented on the condensed consolidated balance sheet	$817

(1)     Minimum lease payments have not been reduced by minimum sublease income receipts of $21 million due in future periods under non-cancelable subleases as of September 30, 2020. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of approximately five years, as well as an agreement in which the Company subleases rail cars with remaining sublease terms of approximately two years. Additionally, from time to time the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

    As of September 30, 2020, the Company has additional operating leases for freight supply agreements on ocean freight vessels that have not yet commenced of $29 million. These operating leases will commence in 2020 with lease terms of up to seven years.

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
            As of September 30, 2020 and December 31, 2019, time deposits and LCs of $5,034 million and $3,409 million, respectively, are presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, have been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At September 30, 2020 and December 31, 2019, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.08% and 3.10%, respectively. During the nine months ended September 30, 2020 and 2019, total net proceeds from issuances of LCs were $3,839 million and $2,281 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

6.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
    Bunge establishes an allowance for lifetime expected credit losses utilizing an aging schedule for each pool of trade accounts receivable. The risk characteristics for each individual receivable were homogenous across the pool of trade accounts receivable and the determination of pools was sufficiently granular to address any differences in risk characteristics. Any receivables that did not share similar risk characteristics were separated into different pools for further analysis. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Specifically, in establishing appropriate default rates as of September 30, 2020, the Company took into consideration expected impacts on its customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on the financial statements.

    Bunge records and reports accrued interest receivable within the same line item as the related receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.

Changes to the allowance for lifetime expected credit losses related to trade accounts receivable are as follows:

Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2020	$108	$65	$173
Current period provisions (2)	55	—	55
Recoveries	(31)	(2)	(33)
Write-offs charged against the allowance	(24)	—	(24)
Foreign exchange translation differences	(9)	(13)	(22)
Allowance as of September 30, 2020 (2)	$99	$50	$149

(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.
(2) In addition to the above mentioned current period provisions associated with lifetime expected credit losses, in 2020 the Company was engaged in collection proceedings with a customer in relation to an outstanding account receivable dating from 2015. For the nine months ended September 30, 2020, Bunge recorded a $51 million bad debt reserve, within Selling, general and administrative expenses, as well as a $15 million legal provision, within Other income (expense) – net, in its condensed consolidated statement of income in relation to the matter. There was no impact to the condensed consolidated statement of income for the three months ended September 30, 2020. As the litigation is ongoing, it is at least reasonably possible that the estimated amount of the loss will change in the near term.

Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers that provides for funding of receivables sold into the Program.

(US$ in millions)	September 30, 2020	December 31, 2019
Receivables sold which were derecognized from Bunge's balance sheet	$885	$801
Deferred purchase price included in other current assets	$118	$105

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2020	2019
Gross receivables sold	$7,663	$7,287
Proceeds received in cash related to transfer of receivables	$7,452	$7,069
Cash collections from customers on receivables previously sold	$6,662	$5,949
Discounts related to gross receivables sold included in SG&A	$8	$12

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

(US$ in millions)	September 30, 2020	December 31, 2019
Agribusiness (1)	$5,366	$4,002
Edible Oil Products (2)	774	770
Milling Products	198	194
Sugar and Bioenergy (3)	13	6
Fertilizer	112	66
Total	$6,463	$5,038
(1)    Includes RMI of $5,217 million and $3,796 million at September 30, 2020 and December 31, 2019, respectively.  Assets held for sale includes RMI of $151 million and zero at September 30, 2020 and December 31, 2019, respectively (see Note 3 - Portfolio Rationalization Initiatives). Of these amounts, $4,166 million and $2,589 million can be attributable to merchandising activities at September 30, 2020 and December 31, 2019, respectively.

(2)    Includes RMI of $125 million and $133 million at September 30, 2020 and December 31, 2019, respectively.
(3)    Includes RMI of $12 million and $5 million at September 30, 2020 and December 31, 2019, respectively.

8.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2020	December 31, 2019
Unrealized gains on derivative contracts, at fair value	$2,258	$927
Prepaid commodity purchase contracts (1)	303	153
Secured advances to suppliers, net (2)	339	346
Recoverable taxes, net	322	476
Margin deposits	654	285
Marketable securities, at fair value, and other short-term investments	294	393
Deferred purchase price receivable(3)	118	105
Income taxes receivable	27	37
Prepaid expenses	200	221
Other	214	170
Total	$4,729	$3,113
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian farmers of soybeans, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $1 million at September 30, 2020 and $1 million at December 31, 2019.
    Interest earned on secured advances to suppliers of $6 million for the three months ended September 30, 2020 and 2019, and $24 million and $19 million for the nine months ended September 30, 2020 and 2019, respectively, is included in Net sales in the condensed consolidated statements of income.
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

(US$ in millions)	September 30, 2020	December 31, 2019
Foreign government securities	$129	$212
Corporate debt securities	151	161
Equity securities	—	14
Other	14	6
Total	$294	$393
    As of September 30, 2020 and December 31, 2019, $280 million and $387 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate their fair values. For the three months ended September 30, 2020 and 2019, unrealized gains of $4 million and $27 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2020 and 2019. For the nine months ended

September 30, 2020 and 2019, unrealized gains of $16 million and $140 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2020 and 2019.

9.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2020	December 31, 2019
Recoverable taxes, net (1)	$63	$48
Judicial deposits (1)	63	106
Other long-term receivables, net	12	6
Income taxes receivable	173	208
Long-term investments (2)	128	83
Affiliate loans receivable	16	29
Long-term receivables from farmers in Brazil, net (1)	43	69
Other	194	129
Total	$692	$678
(1)    These non-current assets arise primarily from the Company’s Brazilian operations and their realization could take several years.
(2)    As of September 30, 2020 and December 31, 2019, $11 million and $18 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $29 million and $41 million at September 30, 2020 and December 31, 2019, respectively.
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
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop, and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in other current assets as prepaid commodity contracts or secured advances to suppliers (see Note 8 - Other Current Assets) and reclassified to other non-current assets when collection issues arise and amounts become past due with resolution of such matters expected to take more than one year.

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2020 and the year ended December 31, 2019 was $142 million and $186 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2020		December 31, 2019
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$66	$56	$95	$85
Renegotiated amounts	7	7	11	11
For which no allowance has been provided:
Legal collection process (1)	29	—	50	—
Renegotiated amounts (2)	4	—	5	—
Other long-term receivables	—	—	4	—
Total	$106	$63	$165	$96
(1)    All amounts in legal process are considered past due upon initiation of legal action.
(2)    These renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2020	2019	2020	2019
Beginning balance	$64	$103	$96	$106
Bad debt provisions	1	2	5	3
Recoveries	(2)	(3)	(11)	(8)
Transfers	—	1	—	1
Foreign exchange translation	—	(8)	(27)	(7)
Ending balance	$63	$95	$63	$95

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
    Income tax expense was $38 million and $151 million for the three and nine months ended September 30, 2020, respectively. Income tax benefit was $28 million for the three months ended September 30, 2019 and income tax expense was $70 million for the nine months ended September 30, 2019. The effective tax rate for the three and nine months ended September 30, 2020 benefited primarily from the release of valuation allowances in Europe and Asia. Income tax expense was lower for each of the three and nine months ended September 30, 2019, primarily due to an overall pre-tax loss during each period. The effective tax rate for each of the three and nine months ended September 30, 2019 was adversely impacted primarily by non-deductible currency losses associated with the classification of the Company’s Brazilian sugar and bioenergy business as held for sale.

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

11.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2020	December 31, 2019
Unrealized losses on derivative contracts, at fair value	$2,164	$766
Accrued liabilities	633	602
Advances on sales	290	411
Other	502	476
Total	$3,589	$2,255

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
    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2020				December 31, 2019
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories(1) (Note 7)	$—	$5,042	$463	$5,505	$—	$3,703	$231	$3,934
Trade accounts receivable (2)	—	2	—	2	—	—	—	—
Unrealized gain on derivative contracts (3):		1
Interest rate	—	116	—	116	—	45	—	45
Foreign exchange	2	440	—	442	—	331	—	331
Commodities	103	1,681	18	1,802	34	481	9	524
Freight	29	—	1	30	10	—	—	10
Energy	28	—	—	28	56	—	—	56
Credit	—	2	—	2	—	—	—	—
Other (4)	10	281	—	291	47	370	—	417
Total assets	$172	$7,564	$482	$8,218	$147	$4,930	$240	$5,317
Liabilities:
Trade accounts payable (5)	$—	$359	$60	$419	$—	$347	$31	$378
Unrealized loss on derivative contracts (6):
Interest rate	—	21	—	21	—	4	—	4
Foreign exchange	—	801	—	801	—	257	—	257
Commodities	95	1,164	56	1,315	49	388	31	468
Freight	24	—	—	24	10	—	—	10
Energy	25	—	—	25	26	—	2	28
Total liabilities	$144	$2,345	$116	$2,605	$85	$996	$64	$1,145
(1)     At September 30, 2020, there were RMI totaling $151 million included in Assets held for sale.
(2)     These receivables are hybrid financial instruments for which Bunge has elected the fair value option.
(3)     Unrealized gains on derivative contracts are generally included in Other current assets. There were $108 million and $39 million included in Other non-current assets at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, there were $55 million and zero, respectively, included in Assets held for sale.
(4)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(5)    These payables are hybrid financial instruments for which the Company has elected the fair value option. At September 30, 2020 and December 31, 2019, there were $43 million and zero, respectively, included in Liabilities held for sale.
(6)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There are $20 million and $1 million included in Other non-current liabilities at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, there were $2 million and zero, respectively, included in Liabilities held for sale.
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
    The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2020 and 2019. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended September 30, 2020
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, July 1, 2020	$596	$(13)	$(133)	$450
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	268	(36)	2	234
Purchases	532	2	(19)	515
Sales	(814)	—	—	(814)
Issuances	—	(1)	—	(1)
Settlements	—	15	53	68
Transfers into Level 3	201	(2)	(4)	195
Transfers out of Level 3	(320)	(2)	41	(281)
Balance, September 30, 2020	$463	$(37)	$(60)	$366
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $174 million, $(37) million and $2 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2020.

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
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $60 million, $(1) million and zero, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2019.

	Nine Months Ended September 30, 2020
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2020	$231	$(24)	$(31)	$176
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	583	(33)	15	565
Purchases	1,877	3	(296)	1,584
Sales	(2,410)	—	—	(2,410)
Issuances	—	(3)	—	(3)
Settlements	—	15	221	236
Transfers into Level 3	748	8	(77)	679
Transfers out of Level 3	(566)	(3)	108	(461)
Balance, September 30, 2020	$463	$(37)	$(60)	$366

(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $334 million, $(33) million and $15 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2020.

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
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $160 million, $(10) million and zero, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2019.

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
    Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold or Selling, general and administrative expenses. These hedges mature at various times through December 2021. Of the amount currently in Accumulated other comprehensive income (loss), $(3) million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	September 30, 2020	December 31, 2019	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,782	$2,279	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$104	$37	$ Notional
Interest rate swap	$2,687	$2,249	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$291	$281	$ Notional
Cross currency swap	$291	$281	$ Notional

Cash flow hedges of currency risk
Foreign currency forward	$159	$99	$ Notional
Foreign currency option	$115	$75	$ Notional

Net investment hedges
Foreign currency forward	$1,698	$928	$ Notional
Carrying value of non-derivative hedging instrument	$933	$895	$ Notional
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

    The table below summarizes the volume of economic derivatives as of September 30, 2020 and December 31, 2019. For those contracts traded bilaterally through the OTC markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	September 30,		December 31,
	2020		2019		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$2,236	$(625)	$4,062	$(39)	$ Notional
FRAs	$180	$(180)	$213	$(418)	$ Notional
Currency
Forwards	$11,780	$(13,526)	$7,164	$(9,983)	$ Notional
Swaps	$471	$(447)	$191	$(170)	$ Notional
Futures	$28	$—	$—	$(16)	$ Notional
Options	$135	$(194)	$132	$(157)	Delta
Agricultural commodities
Forwards	42,058,200	(43,113,078)	27,914,141	(25,321,595)	Metric Tons
Swaps	—	—	—	(1,114,704)	Metric Tons
Futures	—	(12,165,453)	—	(1,960,051)	Metric Tons
Options	—	(574,239)	—	(115,232)	Metric Tons
Ocean freight
FFA	7,878	—	—	(133)	Hire Days
FFA options	285	—	42	—	Hire Days
Natural gas
Swaps	525,118	—	215,640	—	MMBtus
Futures	10,985,000	—	2,802,500	—	MMBtus
Energy - other
Forwards	5,534,290	—	5,534,290	—	Metric Tons
Futures	1,074	—	—	—	Metric Tons
Swaps	429,703	—	239,836	—	Metric Tons
Other
Swaps and futures	$20	$—	$50	$(14)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
    The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(US$ in millions)		2020	2019
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(4)	$(2)

Cost of goods sold
Hedge accounting	Commodities	$—	$10
Economic hedges	Foreign currency	(344)	(20)
	Commodities	(403)	190
	Other (1)	51	(27)
Total Cost of goods sold		$(696)	$153

Interest expense
Hedge accounting	Interest rate	$6	$(3)
Economic hedges	Interest rate	—	1
Total Interest expense		$6	$(2)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$13	$(1)
Economic hedges	Foreign currency	35	(17)
Total Foreign exchange gains (losses)		$48	$(18)

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(1)	$—
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(4)	$(10)
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$—	$12
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$47	$(10)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$(40)	$39

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$3	$(2)
Cash flow hedge of commodity risk		$—	$(9)
(1)     Other includes the results from freight, energy and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Nine Months Ended September 30,
(US$ in millions)		2020	2019
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(10)	$—

Cost of goods sold
Hedge accounting	Commodities	$—	$10
Economic hedges	Foreign currency	(1,459)	146
	Commodities	583	84
	Other (1)	9	1
Total Cost of goods sold		$(867)	$241

Interest expense
Hedge accounting	Interest rate	$8	$(11)
Economic hedges	Interest rate	—	(9)
Total Interest expense		$8	$(20)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$23	$7
Economic hedges	Foreign currency	(202)	14
Total Foreign exchange gains (losses)		$(179)	$21

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(1)	$(2)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(21)	$(7)
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$—	$20
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$100	$(55)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$(37)	$44

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$5	$—
Cash flow hedge of commodity risk		$—	$(9)
(1)     Other includes the results from freight, energy and other derivatives.

14.    DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At September 30, 2020, there were $398 million of borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility, and at December 31, 2019, there were no borrowings outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility.
On August 17, 2020, Bunge completed the sale and issuance of $600 million aggregate principal amount of 1.630% unsecured senior notes (“Notes”) due August 17, 2025. The Notes are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-231083) filed by the Company and its 100% owned finance subsidiary Bunge Limited Finance Corp. with the U.S. Securities and Exchange Commission. Interest on the Notes is payable semi-annually in arrears in February and August of each year, commencing on February 17, 2021. At any time prior to July 17, 2025 (one month before maturity of the Notes), the Company may elect to redeem and repay the Notes, at any time in whole, or from time to time in part, at a redemption price equal to 100% of the principal amount of the Notes being redeemed on the redemption date. The net proceeds of the offering were approximately $595 million after deducting underwriting commissions, the original issue discount and offering fees and expense payable by Bunge. Bunge used the net proceeds from this offering for general corporate purposes, including the repayment of certain short-term debt that included borrowings under the commercial paper program.
At September 30, 2020, Bunge had $3,617 million of unused and available borrowing capacity under its committed credit facilities totaling $4,315 million with a number of lending institutions. At December 31, 2019, Bunge had $4,315 million of unused and available borrowing capacity under its committed long-term credit facilities with a number of lending institutions.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At September 30, 2020 and December 31, 2019 there were $217 million and no borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $695 million and $771 million in short-term borrowings outstanding under local bank lines of credit at September 30, 2020 and December 31, 2019, respectively, to support working capital requirements.
    The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2020		December 31, 2019
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,928	$5,017	$4,223	$4,319

15.    RELATED PARTY TRANSACTIONS
    Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised less than 6% of total Cost of goods sold for the three and nine months ended September 30, 2020 and 2019. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised less than 2% of total Net sales for the three and nine months ended September 30, 2020 and 2019.
    In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. For the three and nine months ended September 30, 2020 and 2019, such services were not material to the Company's consolidated results.
    At September 30, 2020 and December 31, 2019, receivables and payables related to the above related party transactions, respectively included in Trade accounts receivable and Trade accounts payable in the condensed consolidated balance sheets, were not material.
    Bunge believes all transaction values to be similar to those that would be conducted with third parties.

16.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2019. Included in Other non-current liabilities at September 30, 2020 and December 31, 2019 are the following amounts related to these matters:

(US$ in millions)	September 30, 2020	December 31, 2019
Non-income tax claims	$19	$23
Labor claims	47	50
Civil and other claims	74	88
Total	$140	$161
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
    As of September 30, 2020, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	September 30, 2020	December 31, 2019
ICMS	1990 to Present	$162	$221
PIS/COFINS	2004 through 2016	$191	$268
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

Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2020:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1) (2)	$296
Residual value guarantee (3)	270
Total	$566
(1)    Bunge has issued financial and performance guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings that have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their affiliates and in connection therewith have secured their guarantee obligations through a pledge of certain of their affiliate's shares plus loans receivable from the affiliates to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at September 30, 2020, Bunge's potential liability was $218 million, and it has recorded a $13 million obligation related to these guarantees, inclusive of expected lifetime credit losses, which are determined based on historical financial information and are not expected to be material.
(2)    As of September 30, 2020, Bunge has issued guarantees to certain third parties related to performance of its unconsolidated affiliates. The terms of the guarantees are equal to the completion date of a port terminal that was substantially complete at September 30, 2020. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. At September 30, 2020, Bunge's maximum potential future payments under these guarantees was $37 million, and no obligation has been recorded related to these guarantees.
(3)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2020 through 2026. At September 30, 2020, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 4 - Leases).
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its 100% owned subsidiaries. At September 30, 2020, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $6,121 million related to these guarantees. This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

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

18.    EQUITY
Share repurchase program - In May 2015, Bunge established a program for the repurchase of up to $500 million of Bunge’s issued and outstanding common shares. The program has no expiration date. There were no shares repurchased under the program during the three months ended September 30, 2020, and 2,546,000 common shares were repurchased under the program during the nine months ended September 30, 2020, for $100 million. Total repurchases under the program from its inception in May 2015 through September 30, 2020 were 7,253,440 shares for $400 million.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2020	$(6,209)	$(117)	$(189)	$(6,515)
Other comprehensive income (loss) before reclassifications	26	(17)	—	9
Amount reclassified from accumulated other comprehensive income (loss)	—	3	(1)	2
Balance, September 30, 2020	$(6,183)	$(131)	$(190)	$(6,504)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2019	$(6,567)	$(178)	$(174)	$(6,919)
Other comprehensive income (loss) before reclassifications	(341)	32	—	(309)
Amount reclassified from accumulated other comprehensive income (loss)	—	(6)	—	(6)
Balance, September 30, 2019	$(6,908)	$(152)	$(174)	$(7,234)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(5,263)	$(170)	$(191)	$(5,624)
Other comprehensive income (loss) before reclassifications	(920)	37	—	(883)
Amount reclassified from accumulated other comprehensive income (loss)	—	2	1	3
Balance, September 30, 2020	$(6,183)	$(131)	$(190)	$(6,504)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2019	$(6,637)	$(145)	$(153)	$(6,935)
Other comprehensive income (loss) before reclassifications	(271)	1	—	(270)
Amount reclassified from accumulated other comprehensive income (loss)	—	(8)	(21)	(29)
Balance, September 30, 2019	$(6,908)	$(152)	$(174)	$(7,234)

19.    EARNINGS PER COMMON SHARE
    The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2020	2019	2020	2019
Net income (loss)	$267	$(1,482)	$596	$(1,220)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(5)	(6)	(2)	(9)
Net income (loss) attributable to Bunge	262	(1,488)	594	(1,229)
Convertible preference share dividends	(8)	(8)	(25)	(25)
Adjustment of redeemable noncontrolling interest (1)	12	—	2	—
Net income (loss) available to Bunge common shareholders - Basic and Diluted	$266	$(1,496)	571	(1,254)
Add back convertible preference share dividends	8	—	25	—
Net income (loss) available to Bunge common shareholders - Diluted	$274	$(1,496)	$596	$(1,254)

Weighted-average number of common shares outstanding:
Basic	139,642,937	141,562,431	141,024,572	141,422,811
Effect of dilutive shares:
—stock options and awards (2)	273,474	—	217,333	—
—convertible preference shares (3)	8,633,573	—	8,633,573	—
Diluted	148,549,984	141,562,431	149,875,478	141,422,811

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$1.90	$(10.57)	$4.05	$(8.87)
Net income (loss) attributable to Bunge common shareholders—diluted	$1.84	$(10.57)	$3.98	$(8.87)

(1)    The redemption value adjustment of the Company's redeemable noncontrolling interest is added to or deducted from income (loss) as discussed further in Note 17 - Redeemable Noncontrolling Interest.
(2)    The weighted-average common shares outstanding-diluted excludes approximately 6 million and 8 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended September 30, 2020 and 2019, respectively.
The weighted-average common shares outstanding-diluted excludes approximately 6 million and 8 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the nine months ended September 30, 2020 and 2019, respectively.
(3)    Weighted-average common shares outstanding-diluted for the three and nine months ended September 30, 2019 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares.

20.    SEGMENT INFORMATION
The Company's operations are organized, managed and classified into five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods.
The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. See Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies.
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar & Bioenergy segment primarily comprises the net earnings in the Company’s 50% interest in BP Bunge Bioenergia, a joint venture formed in December 2019 through the combination of the Company’s Brazilian sugar and bioenergy operations, together with the Brazilian biofuels business of BP p.l.c. (“BP”). Prior to December 2019, the Company’s Sugar and Bioenergy results reflect its 100% ownership interest in the Brazilian sugarcane growing and milling, and sugarcane-based ethanol production activities contributed to the joint venture. The activities of the Fertilizer segment include port operations in Brazil and Argentina, and blending and retail operations in Argentina.
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance, and securitization activities.
Transfers between the segments are generally valued at market. The segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended September 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other	Eliminations	Total
Net sales to external customers	$7,108	$2,434	$416	$48	$153	$—	$—	$10,159
Inter–segment revenues	1,293	78	—	1	1	—	(1,373)	—
Foreign exchange gains (losses)	59	(3)	1	—	1	(4)	—	54
Noncontrolling interests (1)	(2)	(2)	—	—	(1)	—	—	(5)
Other income (expense) – net	16	(1)	—	—	—	2	—	17
Income (loss) from affiliates	18	—	(1)	18	—	—	—	35
Segment EBIT (2)	299	76	16	23	29	(92)	—	351
Depreciation, depletion and amortization	(51)	(38)	(10)	—	(1)	(6)	—	(106)
Total assets	14,650	3,746	1,240	166	283	676	—	20,761

	Three Months Ended September 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other	Eliminations	Total
Net sales to external customers	$7,008	$2,319	$437	$381	$178	$—	$—	$10,323
Inter–segment revenues	1,225	37	1	—	8	—	(1,271)	—
Foreign exchange gains (losses)	(57)	5	—	(78)	—	1	—	(129)
Noncontrolling interests (1)	2	(6)	—	(1)	(1)	—	—	(6)
Other income (expense) – net	16	(13)	(3)	3	1	(8)	—	(4)
Income (loss) from affiliates	10	—	—	(2)	—	—	—	8
Segment EBIT (2)	107	59	14	(1,543)	22	(99)	—	(1,440)
Depreciation, depletion and amortization	(61)	(38)	(13)	(15)	(2)	(5)	—	(134)
Total assets	11,717	3,829	1,431	275	375	1,007	—	18,634

	Nine Months Ended September 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other	Eliminations	Total
Net sales to external customers	$20,247	$6,886	$1,213	$124	$324	$—	$—	$28,794
Inter–segment revenues	3,756	164	—	1	2	—	(3,923)	—
Foreign exchange gains (losses)	76	—	1	—	1	(3)	—	75
Noncontrolling interests (1)	(6)	5	—	(1)	—	—	—	(2)
Other income (expense) – net	40	(3)	(1)	—	—	1	—	37
Income (loss) from affiliates	43	—	(1)	(118)	—	—	—	(76)
Segment EBIT (2)	1,015	173	64	(112)	53	(274)	—	919
Depreciation, depletion and amortization	(158)	(112)	(33)	—	(4)	(16)	—	(323)
Total assets	14,650	3,746	1,240	166	283	676	—	20,761

	Nine Months Ended September 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate and Other	Eliminations	Total
Net sales to external customers	$20,995	$6,764	$1,293	$950	$355	$—	$—	$30,357
Inter–segment revenues	3,471	110	1	1	28	—	(3,611)	—
Foreign exchange gains (losses)	(76)	4	3	(80)	—	2	—	(147)
Noncontrolling interests (1)	5	(12)	—	(1)	(1)	—	—	(9)
Other income (expense) – net	65	(18)	3	1	—	150	—	201
Income (loss) from affiliates	24	—	—	(3)	—	—	—	21
Segment EBIT (2)	457	161	61	(1,567)	30	(77)	—	(935)
Depreciation, depletion and amortization	(182)	(116)	(39)	(70)	(5)	(16)	—	(428)
Total assets	11,717	3,829	1,431	275	375	1,007	—	18,634
(1)     Include noncontrolling interests' share of interest and tax to reconcile to consolidated Noncontrolling interests.
(2)     Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge’s management believes Total Segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, Total Segment EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. However, Total Segment EBIT is a non-GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Total Segment EBIT to Net income (loss) attributable to Bunge in the table below.
A reconciliation of Total Segment EBIT to Net income (loss) attributable to Bunge follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2020	2019	2020	2019
Net income (loss) attributable to Bunge	$262	$(1,488)	$594	$(1,229)
Interest income	(5)	(8)	(18)	(22)
Interest expense	56	86	195	249
Income tax expense (benefit)	38	(28)	151	70
Noncontrolling interests' share of interest and tax	—	(2)	(3)	(3)
Total Segment EBIT from continuing operations	$351	$(1,440)	$919	$(935)

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

	Three Months Ended September 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$6,864	$560	$16	$46	$—	$7,486
Sales from contracts with customers	244	1,874	400	2	153	2,673
Net sales to external customers	$7,108	$2,434	$416	$48	$153	$10,159

	Three Months Ended September 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$6,776	$526	$15	$200	$—	$7,517
Sales from contracts with customers	232	1,793	422	181	178	2,806
Net sales to external customers	$7,008	$2,319	$437	$381	$178	$10,323

	Nine Months Ended September 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$19,559	$1,551	$45	$116	$—	$21,271
Sales from contracts with customers	688	5,335	1,168	8	324	7,523
Net sales to external customers	$20,247	$6,886	$1,213	$124	$324	$28,794

	Nine Months Ended September 30, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$20,335	$1,438	$50	$556	$—	$22,379
Sales from contracts with customers	660	5,326	1,243	394	355	7,978
Net sales to external customers	$20,995	$6,764	$1,293	$950	$355	$30,357

21.    EMPLOYEE BENEFIT PLANS
On July 17, 2020 the Company approved a one-time lump sum offering to certain participants in Bunge's defined benefit U.S. Pension Plan who have separated from the Company as of December 31, 2019 and whose benefits in the plan have fully vested. The participants have until November 9, 2020 to accept the offer, following which the respective payments will be completed by December 31, 2020. The total amount of payments, which will be paid from plan assets as settlement of respective benefit obligations, will depend upon the number of participants that accept the offer. However, the maximum payout is $144 million. The payment is not expected to materially impact the net funding status of the plan nor result in any material gain or loss to the Company.
On July 24, 2020 the Company made a one-time cash contribution payment to its defined benefit pension plans of $65 million, in addition to the $19 million expected contributions for the year ending December 31, 2020 previously disclosed in the Company's 2019 Annual Report on Form 10-K, filed on February 21, 2020.

22.    SUBSEQUENT EVENTS
On October 22, 2020, the Company entered into an unsecured $1,250 million 364-day Revolving Credit Agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $1,000 million tranche (“Tranche A”) and a $250 million tranche (“Tranche B”). Borrowings under the Credit Agreement will bear interest at LIBOR plus an applicable margin, as defined in the Credit Agreement. Each lender under Tranche A is required to fund all borrowing requests delivered by Bunge unless such lender has delivered a declining lender notice to the administrative agent by 9.00am (New York City time) on the date such borrowing request is delivered. The lenders under Tranche B do not have the right to deliver a declining lender notice to Bunge. Bunge may also, from time to time, request one or more of the existing or new lenders to increase the total participations and commitments under Tranche A and Tranche B of the Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision The Credit Agreement matures on October 21, 2021.
On October 8, 2020, the Company was notified that the Brazilian Federal Court (the “Court”) ruled in favor of the Company in a case against Brazilian tax authorities regarding the computation of certain indirect (non-income) taxes receivable, dating from 2009 to present. Upon finalization of amounts receivable by the Company with the Brazilian tax authorities, the timing of which is unclear, the Company will recognize a gain, including the related interest receivable, in its consolidated statement of income (loss).

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2020 Overview
You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 for a discussion of our internal controls over financial reporting.
Non-U.S. GAAP Financial Measures
Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge also uses Core Segment EBIT, Non-Core Segment EBIT and Total Segment EBIT to evaluate the operating performance of Bunge’s Core reportable segments, Non-Core reportable segments, and Total reportable segments together with our Corporate and Other activities. Core Segment EBIT is the aggregate of the earnings before interest and taxes of each of Bunge’s Agribusiness, Edible Oil Products, Milling Products, and Fertilizer segments. Non-Core Segment EBIT is the earnings before interest and taxes of Bunge’s Sugar & Bioenergy segment. Total Segment EBIT is the aggregate of the earnings before interest and taxes of Bunge’s Core and Non-Core reportable segments, together with its corporate and other activities. Bunge’s management believes Core Segment EBIT, Non-Core Segment EBIT and Total Segment EBIT are useful measures of operating profitability, since the measures allow for an evaluation of the performance of its segments without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income (loss) attributable to Bunge, to Total Segment EBIT below.
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended September 30, 2020, net income attributable to Bunge was $262 million, an increase of $1,750 million compared to a net loss attributable to Bunge of $1,488 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income attributable to Bunge was $594 million, an increase of $1,823 million, compared to a net loss attributable to Bunge of $1,229 million for the nine months ended September 30, 2019. The increases for the three and nine month periods ended September 30, 2019 are due to higher Segment EBIT in our Core and Non-Core segments, as further discussed in the Segment Overview & Results of Operations section below.
Earnings Per Common Share - Diluted - For the three months ended September 30, 2020, net income attributable to Bunge common shareholders, diluted, was $1.84 per share, an increase of $12.41 per share, compared to a loss of $10.57 per share for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income attributable to Bunge common shareholders, diluted, was $3.98 per share, an increase of $12.85 per share, compared to a loss of $8.87 per share for the nine months ended September 30, 2019.
EBIT - For the three months ended September 30, 2020, Total Segment EBIT was $351 million, an increase of $1,791 million compared to EBIT of $(1,440) million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, EBIT was $919 million, an increase of $1,854 million compared to EBIT of $(935) million for the nine months ended September 30, 2019. The increases in Total Segment EBIT for the three and nine month periods ended September 30, 2020 were due to higher Segment EBIT in our Core and Non-Core segments, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $38 million for the three months ended September 30, 2020 compared to income tax benefit of $28 million for the three months ended September 30, 2019. Income tax expense was $151 million for the nine months ended September 30, 2020 compared to $70 million for the nine months ended September 30, 2019. The increase in income tax expense for the three and nine month periods ended September 30, 2020 was primarily due to higher pretax income, associated with higher Total Segment EBIT, as noted above.

Liquidity and capital resources – At September 30, 2020, working capital, which equals total current assets less total current liabilities, was $4,569 million, an increase of $1,112 million, compared to working capital of $3,457 million at September 30, 2019, and an increase of $916 million compared to working capital of $3,653 million at December 31, 2019. The increases in working capital are primarily due to increased RMI purchases associated with strong farmer selling activity in Brazil during the nine months ended September 30, 2020 as well as higher commodity prices at September 30, 2020.
Segment Overview & Results of Operations
Our operations are organized, managed and classified into five reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods.
We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Edible Oil Products, Milling Products, and Fertilizer segments.
Non core operations comprise our Sugar & Bioenergy segment, which itself primarily comprises our 50% interest in BP Bunge Bioenergia, a joint venture formed with BP p.l.c. (“BP”) in December 2019 by the combination of the our Brazilian sugar and bioenergy operations with the Brazilian biofuels business of BP. Therefore, our reported Sugar and Bioenergy results for 2020 include our share of the net earnings in BP Bunge Bioenergia (the Joint Venture), whereas our Sugar and Bioenergy results for 2019 reflect our former 100% ownership interest in the Brazilian sugar and bioenergy operations contributed to the Joint Venture.
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Effective January 1, 2020, we changed our segment reporting to separately disclose Corporate and Other activities from our reporting segments, as further described in Note 20 - Segment Information. Certain reclassifications of prior period amounts within the reporting segments have been made to conform to current presentation.
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2020	2019	2020	2019
Net income (loss) attributable to Bunge	$262	$(1,488)	$594	$(1,229)
Interest income	(5)	(8)	(18)	(22)
Interest expense	56	86	195	249
Income tax expense (benefit)	38	(28)	151	70
Noncontrolling interests' share of interest and tax	—	(2)	(3)	(3)
Total Segment EBIT	$351	$(1,440)	$919	$(935)
Agribusiness Segment EBIT	299	107	1,015	457
Edible Oil Products Segment EBIT	76	59	173	161
Milling Products Segment EBIT	16	14	64	61
Fertilizer Segment EBIT	29	22	53	30
Core Segment EBIT	420	202	1,305	709
Corporate and Other EBIT	(92)	(99)	(274)	(77)
Sugar and Bioenergy Segment EBIT	23	(1,543)	(112)	(1,567)
Non Core Segment EBIT	23	(1,543)	(112)	(1,567)
Total Segment EBIT	$351	$(1,440)	$919	$(935)

Core Segments

Agribusiness Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	35,887	36,554	107,222	104,992
Net sales	$7,108	$7,008	$20,247	$20,995
Cost of goods sold	(6,753)	(6,759)	(19,018)	(20,204)
Gross profit	355	249	1,229	791
Selling, general and administrative expense	(147)	(113)	(367)	(351)
Foreign exchange gains (losses)	59	(57)	76	(76)
EBIT attributable to noncontrolling interests	(2)	2	(6)	4
Other income (expense) – net	16	16	40	65
Income (loss) from affiliates	18	10	43	24
Total Agribusiness Segment EBIT	$299	$107	$1,015	$457

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Agribusiness segment net sales increased by $100 million, or 1%, to $7,108 million for the three months ended September 30, 2020, compared to $7,008 million for the three months ended September 30, 2019. The net increase was primarily due to the following:
•In Oilseeds, Net sales increased $349 million due to higher soybean complex sales volumes and prices, primarily in China and Brazil, and higher overall softseed sales volumes and prices in Europe and Canada.
•In Grains, Net sales decreased $249 million due to lower sales volumes from our origination business.
Cost of goods sold decreased by $6 million, or approximately zero percent, to $6,753 million for the three months ended September 30, 2020 compared to $6,759 million for the three months ended September 30, 2019. The net decrease was primarily due to the following:
•In Oilseeds, Cost of goods sold increased by $289 million due to higher sales volumes and unfavorable mark-to-market results in our oilseed processing and distribution businesses, partially offset by favorable translation impacts on industrial costs, primarily in South America, as the Brazilian real and Argentine peso depreciated versus the U.S. dollar during the quarter, and approximately $68 million of non-recurring prior year PP&E impairment charges at various facilities associated with portfolio rationalization initiatives.
•In Grains, Cost of goods sold decreased by $295 million due to the decrease in net sales volumes noted above, favorable translation impacts on industrial costs, primarily in South America, as the Brazilian real and Argentine peso depreciated versus the U.S. dollar during the quarter, and approximately $24 million of non-recurring prior year PP&E impairment charges at various facilities associated with portfolio rationalization initiatives.
Gross profit increased by $106 million, or 43%, to $355 million for the three months ended September 30, 2020, compared to $249 million for the three months ended September 30, 2019. The net increase was primarily due to the following:
•In Oilseeds, an increase of $60 million was due to higher net sales in excess of cost of goods sold, as described above.
•In Grains, an increase of $46 million was due to lower cost of goods sold, which more than offset lower net sales, as described above.
SG&A expenses increased $34 million, or 30%, to $147 million for the three months ended September 30, 2020, compared to $113 million for the three months ended September 30, 2019. The increase was mainly due to higher variable incentive costs, partially offset by favorable translation impacts as the Brazilian real and Argentine peso depreciated versus the U.S. dollar during the quarter, and an $11 million prior year write-off of an indemnification asset associated with the reversal of an uncertain tax position.
Foreign exchange results increased $116 million, to a gain of $59 million for the three months ended September 30, 2020, compared to a loss of $57 million for the three months ended September 30, 2019. Foreign exchange results were primarily driven by gains on U.S. dollar denominated loans receivable in non-U.S. functional currency operations.
Segment EBIT increased $192 million, or 179%, to $299 million for the three months ended September 30, 2020, compared to $107 million for the three months ended September 30, 2019. The net increase was primarily due to the following:
•In Oilseeds, an increase of $161 million was primarily due to higher Gross profit and increased foreign exchange results, partially offset by higher SG&A, as described above.
•In Grains, an increase of $31 million was primarily due to higher Gross profit and increased foreign exchange results, partially offset by higher SG&A, as described above.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Agribusiness segment net sales decreased by $748 million, or 4%, to $20,247 million for the nine months ended September 30, 2020, compared to $20,995 million for the nine months ended September 30, 2019. The net decrease was primarily due to the following:
•In Oilseeds, Net sales increased $255 million due to higher soybean complex sales volumes and prices, primarily in China and Brazil, and higher overall softseed sales volumes and prices in Europe and Canada. These increases were partially offset by lower sales volumes in our oilseed trading and distribution businesses, in part due to COVID-19.
•In Grains, Net sales decreased $1,003 million due to lower sales volumes and prices in our grain trading and distribution businesses, and lower sales prices in our grain origination business, partially offset by higher sales volumes in our grain origination business, primarily in South America.
Cost of goods sold decreased by $1,186 million, or 6%, to $19,018 million for the nine months ended September 30, 2020, compared to $20,204 million for the nine months ended September 30, 2019. The net decrease was primarily due to the following:
•In Oilseeds, Cost of goods sold increased $80 million due to higher sales volumes and unfavorable mark-to-market results in our oilseed processing and distribution businesses, partially offset by favorable translation impacts on industrial costs, as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the year, and approximately $77 million of non-recurring prior year PP&E impairment charges at various facilities associated with portfolio rationalization initiatives.
•In Grains, Cost of goods sold decreased $1,266 million due to the decrease in net sales noted above, favorable translation impacts on industrial costs, as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the year, and approximately $25 million of non-recurring prior year PP&E impairment charges at various facilities associated with portfolio rationalization initiatives, partially offset by unfavorable mark-to-market results in our ocean freight business.
Gross profit increased by $438 million, or 55%, to $1,229 million for the nine months ended September 30, 2020, compared to $791 million for the nine months ended September 30, 2019. The net increase was primarily due to the following:
•In Oilseeds, an increase of $175 million was due to higher Net sales in excess of the increase in Cost of goods sold, as described above.
•In Grains, an increase of $263 million was due to lower Cost of goods sold, which more than offset lower Net sales, as described above.
SG&A increased by $16 million, or 5%, to $367 million for the nine months ended September 30, 2020, compared to $351 million for the nine months ended September 30, 2019. The increase was mainly due to higher variable incentive costs, partially offset by savings associated with ongoing cost initiatives, lower expenses due to COVID-19 travel restrictions, favorable translation impacts, as most currencies in which SG&A expenses are denominated depreciated versus the U.S. dollar during the year, and an $11 million prior year write-off of an indemnification asset associated with the reversal of an uncertain tax position.
Foreign exchange results increased $152 million, or 200%, to a gain of $76 million for the nine months ended September 30, 2020, compared to a loss of $76 million for the nine months ended September 30, 2019. Foreign exchange results were primarily driven by gains on U.S. dollar denominated loans receivable in non-U.S. functional currency operations.
Other income (expense) - net decreased by $25 million, or 38%, to income of $40 million for the nine months ended September 30, 2020, compared to income of $65 million for the nine months ended September 30, 2019. The decrease was primarily due to lower results from our financial services activities earlier in the current year.
Segment EBIT increased by $558 million, or 122%, to $1,015 million for the nine months ended September 30, 2020, compared to $457 million for the nine months ended September 30, 2019. The net increase was primarily due to the following:
•In Oilseeds, an increase of $273 million was primarily due to higher Gross profit and higher foreign exchange results, as described above.
•In Grains, an increase of $285 million was primarily due to higher Gross profit and higher foreign exchange results, as described above.
Edible Oil Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	2,473	2,462	7,101	7,099
Net sales	$2,434	$2,319	$6,886	$6,764
Cost of goods sold	(2,257)	(2,159)	(6,435)	(6,314)
Gross profit	177	160	451	450
Selling, general and administrative expense	(96)	(86)	(278)	(262)
Foreign exchange gains (losses)	(3)	5	0	4
EBIT attributable to noncontrolling interests	(1)	(7)	3	(13)
Other income (expense) – net	(1)	(13)	(3)	(18)
Income (loss) from affiliates	—	—	—	—
Total Edible Oils Products Segment EBIT	$76	$59	$173	$161

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Edible Oil Products segment Net sales increased $115 million, or 5%, to $2,434 million in the three months ended September 30, 2020, compared to $2,319 million in the three months ended September 30, 2019, due to higher sales prices in our business-to-consumer (B2C) operations, driven by increased at-home consumption associated with COVID-19 stay-at-home orders, and higher prices in our business-to-business (B2B) operations, partially offset by lower overall B2B volumes as lower food services volumes more than offset higher food processor volumes, again due to COVID-19.
Cost of goods sold increased $98 million, or 5%, to $2,257 million for the three months ended September 30, 2020, compared to $2,159 million for the three months ended September 30, 2019. The increase in Cost of goods sold was due to higher raw material costs and higher industrial costs, partially offset by favorable translation impacts and prior year non-recurring PP&E impairment charges at various facilities associated with portfolio rationalization initiatives.
Gross profit for the three months ended September 30, 2020 increased $17 million, or 11%, to $177 million, compared to $160 million for the three months ended September 30, 2019. The increase was due to the increase in Net sales in excess of Cost of goods sold, as described above.
SG&A expenses increased $10 million, or 12%, to $96 million for the three months ended September 30, 2020, compared to $86 million for the three months ended September 30, 2019, primarily due to higher variable incentive costs.

EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased by $6 million, to expense of $1 million for the three months ended September 30, 2020 compared to expense of $7 million for the three months ended September 30, 2019. The change was primarily due to lower earnings before interest and tax associated with our non-wholly-owned Edible Oil Products subsidiaries in the three months ended September 30, 2020, primarily driven by factors mentioned above.
Other income (expense), net decreased $12 million to expense of $1 million for the three months ended September 30, 2020 compared to expense of $13 million for the three months ended September 30, 2019 due to lower internal inter-segment allocations.
Segment EBIT increased $17 million, or 29%, to $76 million for the third quarter of 2020, compared to $59 million in the third quarter of 2019. The increase was primarily due to higher Gross profit and Other income (expense), net, partially offset by higher SG&A, as described above.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Edible Oil Products segment Net sales increased $122 million, or 2%, to $6,886 million for the nine months ended September 30, 2020, compared to $6,764 million for the nine months ended September 30, 2019, due to higher sales prices and relatively flat volumes between the comparative periods.
Cost of goods sold increased by $121 million, or 2%, to $6,435 million for the nine months ended September 30, 2020, compared to $6,314 million for the nine months ended September 30, 2019. The increase in Cost of goods sold was due to higher raw material and industrial input costs, partially offset by favorable translation impacts and non-recurring prior year PP&E impairment charges at various facilities associated with portfolio rationalization initiatives.
Gross profit for the nine months ended September 30, 2020 was flat at $451 million, compared to $450 million for the nine months ended September 30, 2019, due to the increase in Net sales being in line with the increase in Cost of goods sold, as described above.
SG&A expenses increased by $16 million, or 6%, to $278 million for the nine months ended September 30, 2020, compared to $262 million for the nine months ended September 30, 2019. The increase was primarily due to higher variable incentive costs and increased bad debt expense, partially offset by favorable translation impacts.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, increased by $16 million, to income of $3 million in the nine months ended September 30, 2020, compared to expense of $13 million in the nine months ended September 30, 2019. The increase was primarily due to losses before interest and tax associated with our non-wholly-owned Edible Oil Products subsidiaries in the nine months ended September 30, 2020, compared to earnings before interest and tax in the same businesses during the nine months ended September 30, 2019, primarily driven by factors mentioned above.
Other income (expense), net decreased $15 million to expense of $3 million for the nine months ended September 30, 2020 compared to expense of $18 million for the nine months ended September 30, 2019 due to due to lower internal inter-segment allocations.
Segment EBIT increased by $12 million, or 7%, to $173 million for the nine months ended September 30, 2020, compared to $161 million for the nine months ended September 30, 2019. The increase was due to higher Other income (expense), net and EBIT attributable to noncontrolling interest, partially offset by increased SG&A, as noted above.

Milling Products Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	1,180	1,131	3,455	3,349
Net sales	$416	$437	$1,213	$1,293
Cost of goods sold	(378)	(396)	(1,078)	(1,163)
Gross profit	38	41	135	130
Selling, general and administrative expense	(22)	(24)	(70)	(75)
Foreign exchange gains (losses)	1	—	1	3
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	—	(3)	(1)	3
Income (loss) from affiliates	(1)	—	(1)	—
Total Milling Products Segment EBIT	$16	$14	$64	$61

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Milling Products segment Net sales decreased $21 million, or 5%, to $416 million for the three months ended September 30, 2020, compared to $437 million for the three months ended September 30, 2019. The decrease was primarily due to lower wheat sales prices in Brazil, and lower sales prices and volumes in our U.S. corn milling business.
Cost of goods sold decreased $18 million, or 5%, to $378 million for the three months ended September 30, 2020, compared to $396 million for the three months ended September 30, 2019. The decrease was in line with and driven by the decrease in net sales noted above.
Gross profit decreased $3 million, or 7%, to $38 million for the three months ended September 30, 2020, compared to $41 million for the three months ended September 30, 2019. The decrease was primarily due to decreases in Net sales in excess of the decrease in Cost of goods sold as described above.
SG&A expenses decreased $2 million, or 8%, to $22 million for the three months ended September 30, 2020, compared to $24 million for the three months ended September 30, 2019. The decrease was primarily due to favorable translation impacts, following the depreciation of the Brazilian real and Mexican peso versus the U.S. dollar in the quarter, partially offset by higher variable incentive costs.
Segment EBIT increased $2 million, or 14%, to $16 million for the three months ended September 30, 2020, compared to $14 million for the three months ended September 30, 2019. The increase was due to lower SG&A expenses, as described above, and higher Other income (expense), net, partially offset by lower Gross profit.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Milling Products segment Net sales decreased by $80 million, or 6%, to $1,213 million for the nine months ended September 30, 2020, compared to $1,293 million for the nine months ended September 30, 2019. The decrease was primarily due to lower average wheat sales prices in Mexico and Brazil, and lower sales prices in our U.S. corn milling business.
Cost of goods sold decreased by $85 million, or 7%, to $1,078 million for the nine months ended September 30, 2020, compared to $1,163 million for the nine months ended September 30, 2019. The decrease was due to lower average raw material commodity prices, in line with the decrease in Net sales above, favorable translation impacts on industrial costs, following the depreciation of the Brazilian real and Mexican peso versus the U.S. dollar, and non-recurring prior year impairment charges associated with our U.S. extrusion business and portfolio rationalization initiatives.
Gross profit increased by $5 million, or 4%, to $135 million for the nine months ended September 30, 2020, compared to $130 million for the nine months ended September 30, 2019. The increase was primarily due to a decrease in Cost of goods sold in excess of the decrease in Net sales, as described above.

SG&A expenses decreased by $5 million, or 7%, to $70 million for the nine months ended September 30, 2020, compared to $75 million for the nine months ended September 30, 2019. The decrease is primarily due to lower travel expenses associated with COVID-19 restrictions, and favorable translation impacts following the depreciation of the Brazilian real and Mexican peso versus the U.S. dollar.
Other income (expense) - net decreased by $4 million, or 133%, to expense of $1 million for the nine months ended September 30, 2020, compared to income of $3 million for the nine months ended September 30, 2019. The decrease is primarily due to a one-time prior year gain on the settlement of an arbitration case.
Segment EBIT increased by $3 million, or 5%, to $64 million for the nine months ended September 30, 2020, compared to $61 million for the nine months ended September 30, 2019. The slight increase was due to higher Gross profit and lower SG&A expenses, partially offset by lower Other income (expense) - net, as described above.

Fertilizer Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	485	512	1,036	1,013
Net sales	$153	$178	$324	$355
Cost of goods sold	(123)	(150)	(263)	(311)
Gross profit	30	28	61	44
Selling, general and administrative expense	—	(5)	(7)	(12)
Foreign exchange gains (losses)	1	—	1	—
EBIT attributable to noncontrolling interests	(2)	(2)	(2)	(2)
Other income (expense) – net	—	1	—	—
Income (loss) from affiliates	—	—	—	—
Total Fertilizer Segment EBIT	$29	$22	$53	$30

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Fertilizer segment Net sales decreased $25 million, or 14%, to $153 million for the three months ended September 30, 2020, compared to $178 million for the three months ended September 30, 2019. The decrease was primarily due to lower sales volumes and lower average sales prices in Argentina, as farmers accelerated purchases into the second quarter of 2020 in anticipation of higher local prices in the second half of the year.
Cost of goods sold decreased $27 million, or 18%, to $123 million for the three months ended September 30, 2020, compared to $150 million for the three months ended September 30, 2019. The decrease was due to lower sales volumes and favorable translation impacts on industrial costs following the depreciation of the Brazilian real and Argentine peso versus the U.S. dollar.
Gross profit increased $2 million, or 7%, to $30 million for the three months ended September 30, 2020, compared to $28 million for the three months ended September 30, 2019. The increase was due to lower Cost of goods sold in excess of lower Net sales, as described above.
SG&A expenses decreased $5 million, or 100%, to zero for the three months ended September 30, 2020, compared to $5 million for the three months ended September 30, 2019. The decrease was primarily due to a current period bad debt recovery against a prior year provision, which offset remaining expense for the quarter.
    Segment EBIT increased $7 million, or 32%, to $29 million for the three months ended September 30, 2020, compared to $22 million for the three months ended September 30, 2019. The increase was due to higher Gross profits and lower SG&A expenses, as described above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Fertilizer segment Net sales decreased by $31 million, or 9%, to $324 million for the nine months ended September 30, 2020, compared to $355 million for the nine months ended September 30, 2019. The decrease was due to lower average sales prices in Argentina and Brazil, partially offset by higher sales volumes in Argentina.
Cost of goods sold decreased by $48 million, or 15%, to $263 million for the nine months ended September 30, 2020, compared to $311 million for the nine months ended September 30, 2019. The decrease was primarily due to lower average raw material costs in Argentina and Brazil, as well as favorable translation impacts on industrial costs following the depreciation of the Brazilian real and Argentinian peso versus the U.S. dollar.
Gross profit increased by $17 million, or 39%, to $61 million for the nine months ended September 30, 2020, compared to $44 million for the nine months ended September 30, 2019. The increase was primarily due to lower Cost of goods sold in excess of lower Net sales, as described above.
SG&A expenses decreased by $5 million, or 42%, to $7 million for the nine months ended September 30, 2020 compared to $12 million for the nine months ended September 30, 2019. The decrease was primarily due to a current period bad debt recovery against a prior year provision, as well as favorable translation impacts.
    Segment EBIT increased by $23 million, or 77%, to $53 million for the nine months ended September 30, 2020, compared to $30 million for the nine months ended September 30, 2019. The increase was due to higher Gross profit and lower SG&A expenses, as described above.
Corporate and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Net sales	$—	$—	$—	$—
Cost of goods sold	(3)	(1)	(2)	10
Gross profit	(3)	(1)	(2)	10
Selling, general and administrative expense	(87)	(91)	(270)	(239)
Foreign exchange gains (losses)	(4)	1	(3)	2
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	2	(8)	1	150
Income (loss) from affiliates	—	—	—	—
Total Corporate and Other	$(92)	$(99)	$(274)	$(77)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Segment EBIT increased $7 million, or 7%, to a loss of $92 million for the three months ended September 30, 2020, compared to a loss of $99 million for the three months ended September 30, 2019. The increase is primarily due to negative prior year mark-to-market results on one of our corporate venture capital unit investments, non-recurring prior year impairment charges and related employee severance costs associated with the relocation of our corporate headquarters and Global Competitive Program (GCP), as well as lower current period travel costs due to COVID-19 restrictions, all partially offset by higher current period variable incentive costs.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Segment EBIT decreased by $197 million, or 256%, to a loss of $274 million for the nine months ended September 30, 2020, compared to a loss of $77 million for the nine months ended September 30, 2019. The decrease is primarily due to lower results from our corporate venture capital unit, which benefited from the initial public offering of one of its investments in the prior year, non-recurring prior year impairment charges and related employee severance costs associated with the relocation of our corporate headquarters and GCP, as well as a bad debt reserve and related legal provision in relation to a disputed account receivable balance stemming from an historical business dating back to 2015, all partially offset by higher current period variable incentive costs.

Non Core Segment

Sugar and Bioenergy Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2020	2019	2020	2019
Volumes (in thousand metric tons)	96	1,083	244	2,727
Net sales	$48	$381	$124	$950
Cost of goods sold	(43)	(1,836)	(117)	(2,404)
Gross profit	5	(1,455)	7	(1,454)
Selling, general and administrative expense	—	(10)	(1)	(30)
Foreign exchange gains (losses)	—	(78)	—	(80)
EBIT attributable to noncontrolling interests	—	(1)	—	(1)
Other income (expense) – net	—	3	—	1
Income (loss) from affiliates	18	(2)	(118)	(3)
Total Sugar and Bioenergy Segment EBIT	$23	$(1,543)	$(112)	$(1,567)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Sugar and Bioenergy segment Net sales decreased $333 million, or 87%, to $48 million for the three months ended September 30, 2020, compared to $381 million for the three months ended September 30, 2019. The decrease was primarily due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into the Joint Venture during the fourth quarter of 2019. Remaining sales comprise corn-based ethanol distribution activities in North America.
Cost of goods sold decreased $1,793 million, or 98%, to $43 million for the three months ended September 30, 2020, compared to $1,836 million for the three months ended September 30, 2019. The decrease was due to a significant non-recurring prior year impairment charge in the third quarter of 2019, in addition to the decrease in Net sales resulting from the contribution of the majority of our Brazilian sugar and bioenergy operations into the Joint Venture during the fourth quarter of 2019, as discussed above. Remaining Cost of goods sold comprise corn-based ethanol distribution activities in North America.
Gross profit increased $1,460 million, or 100%, to income of $5 million for the three months ended September 30, 2020, compared to a loss of $1,455 million for the three months ended September 30, 2019. The increase is due to a significant non-recurring impairment charge in the third quarter of 2019 resulting from the contribution of the majority our Brazilian sugar and bioenergy operations into the Joint Venture during the fourth quarter of 2019, as discussed above.
SG&A expenses decreased by $10 million, or 100%, to zero for the three months ended September 30, 2020, compared to $10 million for the three months ended September 30, 2019. The decrease was due to contribution of the majority our Brazilian sugar and bioenergy operations into the Joint Venture during the fourth quarter of 2019, as discussed above.
Income (loss) from affiliates increased $20 million to income of $18 million for the three months ended September 30, 2020, compared to a loss of $2 million for the three months ended September 30, 2019. The increase is due to our share of income associated with the Joint Venture.
Segment EBIT increased $1,566 million, or 101%, to income of $23 million for the three months ended September 30, 2020, compared to a loss of $1,543 million for the three months ended September 30, 2019. The increase is due to a significant non-recurring impairment charge recorded in the prior year, as well as lower SG&A and higher Income from affiliates in 2020.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Sugar and Bioenergy segment Net sales decreased by $826 million, or 87%, to $124 million for the nine months ended September 30, 2020, compared to $950 million for the nine months ended September 30, 2019. The decrease in Net sales was primarily due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, into the Joint Venture during the fourth quarter of 2019. Remaining sales comprise corn-based ethanol distribution activities in North America.
Cost of goods sold decreased by $2,287 million, or 95%, to $117 million for the nine months ended September 30, 2020, compared to $2,404 million for the nine months ended September 30, 2019. The decrease was due to a significant non-recurring impairment charge in the third quarter of 2019, in addition to the decrease in Net sales resulting from the contribution of the majority of our Brazilian sugar and bioenergy operations into the Joint Venture during the fourth quarter of 2019, as discussed above.
Gross profit increased by $1,461 million, or 100%, to $7 million for the nine months ended September 30, 2020, compared to a loss of $1,454 million for the nine months ended September 30, 2019. The increase is due to lower Cost of goods sold in excess of lower Net sales, as described above.
SG&A expenses decreased by $29 million, or 97%, to $1 million for the nine months ended September 30, 2020, compared to $30 million for the nine months ended September 30, 2019. The decrease was primarily due to the contribution of the majority of our Brazilian sugar and bioenergy operations into the Joint Venture during the fourth quarter of 2019, as discussed above.
Income (loss) from affiliates decreased $115 million, to a loss of $118 million for the nine months ended September 30, 2020, from a loss of $3 million for the nine months ended September 30, 2019. The decrease is due to our share of losses associated with our investment in the Joint Venture.
Segment EBIT increased by $1,455 million, or 93%, to a loss $112 million for the nine months ended September 30, 2020, compared to a loss of $1,567 million for the nine months ended September 30, 2019. The decrease is due to a significant non-recurring impairment taken in 2019 and lower SG&A in the third quarter of 2020, partially offset by a decrease in Income (loss) from affiliates.
Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2020	2019	2020	2019
Interest income	$5	$8	$18	$22
Interest expense	(56)	(86)	(195)	(249)

Interest income was $5 million for the three months ended September 30, 2020, compared to $8 million in the three months ended September 30, 2019. Interest expense decreased by $30 million, to $56 million in the three months ended September 30, 2020, compared to $86 million in the three months ended September 30, 2019. The decrease in net interest expense was due to lower variable interest rates in the three months ended September 30, 2020, partially offset by higher average debt levels resulting from the issuance of $600 million unsecured senior notes during the three months ended September 30, 2020 as discussed below.

Interest income was $18 million for the nine months ended September 30, 2020, compared to $22 million for the nine months ended September 30, 2019. Interest expense decreased by $54 million, to $195 million for the nine months ended September 30, 2020, compared to $249 million for the nine months ended September 30, 2019. The decrease in net interest expense was due to lower variable interest rates for the nine months ended September 30, 2020, as well as lower average debt levels following the contribution of our Brazilian sugar and bioenergy operations and related debt to the Joint Venture during the fourth quarter of 2019, partially offset by the issuance of $600 million unsecured senior notes during the three months ended September 30, 2020, as discussed below.

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
Working Capital

	As of
US$ in millions, except current ratio	September 30, 2020	September 30, 2019	December 31, 2019
Cash and cash equivalents	$291	$291	$320
Trade accounts receivable, net	1,623	1,834	1,705
Inventories	6,463	5,466	5,038
Other current assets(1)	5,124	3,235	3,185
Total current assets	$13,501	$10,826	$10,248
Short-term debt	$1,610	$1,825	$771
Current portion of long-term debt	509	65	507
Trade accounts payable	2,708	3,046	2,842
Current operating lease obligations	233	191	216
Other current liabilities(2)	3,872	2,242	2,259
Total current liabilities	$8,932	$7,369	$6,595
Working capital(3)	$4,569	$3,457	$3,653
Current ratio(3)	1.51	1.47	1.55
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $4,569 million at September 30, 2020, an increase of $916 million, or 25%, from working capital of $3,653 million at December 31, 2019, and an increase of $1,112 million, or 32% from working capital of $3,457 million at September 30, 2019.
Cash and Cash Equivalents - Cash and cash equivalents were $291 million at September 30, 2020, a decrease of $29 million from $320 million at December 31, 2019, and flat with $291 million at September 30, 2019. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits with highly-rated financial institutions and in U.S. government securities.
Trade accounts receivable, net - Trade accounts receivable, net were $1,623 million at September 30, 2020, a decrease of $82 million from $1,705 million at December 31, 2019, and a decrease of $211 million from $1,834 million at September 30, 2019. The decreases from December 31, 2019 and September 30, 2019 are primarily due to negative foreign exchange impacts in Brazil, the recording of a bad debt reserve in relation to collection proceedings involving an historical outstanding account receivable due from a customer, and the timing of collections in our trading and distribution business.
Inventories - Inventories were $6,463 million at September 30, 2020, an increase of $1,425 million from $5,038 million at December 31, 2019, and an increase of $997 million from $5,466 million at September 30, 2019. The increase from December 31, 2019 is primarily related to an increase in RMI resulting from a strong soybean harvest in South America, coupled with an increased willingness of local farmers to sell agricultural commodity products priced in U.S. dollars in response to a depreciation of local currencies versus the U.S. dollar.

RMI comprises agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $5,354 million and $3,934 million at September 30, 2020 and December 31, 2019, respectively (see Note 7 - Inventories, to our condensed consolidated financial statements).
Other current assets - Other current assets were $5,124 million at September 30, 2020, an increase of $1,939 million from $3,185 million at December 31, 2019, and an increase of $1,889 million from $3,235 million at September 30, 2019. The increase is primarily due to unrealized gains on derivative contracts, as well as the reclassification of certain U.S. grain assets as held for sale (see Note 3 - Portfolio Rationalization Initiatives, to our condensed consolidated financial statements).
Short-term debt - Short-term debt was $1,610 million at September 30, 2020, an increase of $839 million from $771 million at December 31, 2019, and a decrease of $215 million from $1,825 million at September 30, 2019. The increase in Short-term debt from December 31, 2019 was primarily to fund higher seasonal working capital levels, primarily RMI. The decrease from September 30, 2019 is due to lower debt levels following the sale of the majority of the Company's Brazilian sugar and bioenergy assets to the Joint Venture in late 2019, partially offset by higher working capital funding requirements, as described above.
Trade accounts payable - Trade accounts payable were $2,708 million at September 30, 2020, a decrease of $134 million from $2,842 million at December 31, 2019, and a decrease of $338 million from $3,046 million at September 30, 2019. The decrease in Trade accounts payable from December 31, 2019 and September 30, 2019 is due to the reclassification of certain liabilities associated with U.S. grain liabilities as held for sale, as well as the timing of payments on account.
Other current liabilities - Other current liabilities were $3,872 million at September 30, 2020, an increase of $1,613 million from $2,259 million at December 31, 2019, and an increase of $1,630 million from $2,242 million at September 30, 2019. The increases from December 31, 2019 and September 30, 2019 are primarily due to unrealized losses on derivative contracts and liabilities held for sale (see Note 3 - Portfolio Rationalization Initiatives, to our condensed consolidated financial statements).
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
    Revolving Credit Facilities - At September 30, 2020, we had $4,315 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $3,617 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	September 30, 2020	September 30, 2020	December 31, 2019
Commercial paper	2023	$600	$398	$—
Revolving credit facilities	2022 - 2023	$3,715	300	—
Total		$4,315	$698	$—

    We had no borrowings outstanding at September 30, 2020 under our unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level").

Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision.
We had $300 million of borrowings outstanding at September 30, 2020 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2022 (the ‘‘$1.75 Billion 2022 Facility’’). Borrowings under the $1.75 Billion 2022 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. The applicable margin is also subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the $1.75 Billion 2022 Facility. Amounts under the $1.75 Billion 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.75 Billion 2022 Facility by up to $250 million pursuant to an accordion provision.
    We had no borrowings outstanding at September 30, 2020 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "$865 Million 2022 Facility"). Borrowings under the $865 Million 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the $865 Million 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the $865 Million 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
     Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At September 30, 2020, $398 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At September 30, 2020, there were $217 million of borrowings outstanding under these bilateral short-term credit lines.
    Short and long-term debt - Our short and long-term debt increased by $1,544 million, or 30.9%, to $6,538 million at September 30, 2020, from $4,994 million at December 31, 2019, primarily due to working capital funding requirements. For the nine months ended September 30, 2020, our average short and long-term debt outstanding was approximately $5,715 million, compared to approximately $6,250 million for the nine months ended September 30, 2019. Our long-term debt balance was $4,928 million at September 30, 2020, compared to $4,223 million at December 31, 2019, an increase of $705 million, or 16.7%. The following table summarizes our short-term debt at September 30, 2020.

(US$ in millions)	Outstanding Balance at September 30, 2020	Weighted Average Interest Rate at September 30, 2020	Highest Balance Outstanding During Quarter Ended September 30, 2020	Average Balance During Quarter Ended September 30, 2020	Weighted Average Interest Rate During Quarter Ended September 30, 2020
Bank borrowings (1)	$1,212	5.80%	$1,295	$1,228	5.69%
Commercial paper	398	0.84%	598	498	0.91%
Total	$1,610		$1,893	$1,726

(1)    Includes $392 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia Pacific countries at a weighted average interest rate of 16.07% as of September 30, 2020.
On August 17, 2020, we completed the sale and issuance of $600 million aggregate principal amount of 1.630% unsecured senior notes (“Notes”) due August 17, 2025. The Notes are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-231083) filed by Bunge Limited and BLFC with the U.S. Securities and Exchange Commission. Interest on the Notes is payable semi-annually in arrears in February and August of each year, commencing on February 17, 2021. At any time prior to July 17, 2025 (one month before maturity of the Notes), we may elect to redeem and repay the Notes, at any time in whole, or from time to time in part, at a redemption price equal to 100% of the principal amount of the Notes being redeemed on the redemption date.

The net proceeds of the offering were approximately $595 million after deducting underwriting commissions, the original issue discount and offering fees and expense payable by us. We used the net proceeds from this offering for general corporate purposes, including the repayment of certain short-term debt that included borrowings under the commercial paper program.
The following table summarizes our short- and long-term indebtedness:

(US$ in millions)	September 30, 2020	December 31, 2019
Short-term debt: (1)
Short-term debt (2)	$1,610	$771
Current portion of long-term debt	509	507
Total short-term debt	2,119	1,278

Long-term debt (3):
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A)	290	281
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.50% Senior Notes due 2020	500	499
3.00% Senior Notes due 2022	399	398
1.85% Senior Notes due 2023 - Euro	937	899
4.35% Senior Notes due 2024	596	596
1.63% Senior Notes due 2025	595	—
3.25% Senior Notes due 2026	696	696
3.75% Senior Notes due 2027	595	595
Other	231	170
Subtotal	4,928	4,223
Less: Current portion of long-term debt	(509)	(507)
Total long-term debt	4,419	3,716
Total debt	$6,538	$4,994

(1)    Includes secured debt of $1 million and $1 million at September 30, 2020 and December 31, 2019, respectively.
(2)    Includes $392 million and $348 million of local currency bank borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 16.07% and 27.16% as of September 30, 2020 and December 31, 2019, respectively.
(3)    Includes secured debt of $10 million and $15 million at September 30, 2020 and December 31, 2019, respectively.
    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2020 were as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2020.
On October 22, 2020, we entered into an unsecured $1,250 million 364-day Revolving Credit Agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $1,000 million tranche (“Tranche A”) and a $250 million tranche (“Tranche B”). Borrowings under the Credit Agreement will bear interest at LIBOR plus an applicable margin, as defined in the Credit Agreement. Each lender under Tranche A is required to fund all borrowing requests delivered by us unless such lender has delivered a declining lender notice to the administrative agent by 9.00am (New York City time) on the date such borrowing request is delivered. The lenders under Tranche B do not have the right to deliver a declining lender notice to us. We may also, from time to time, request one or more of the existing or new lenders to increase the total participations and commitments under Tranche A and Tranche B of the Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision The Credit Agreement matures on October 21, 2021.
Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2020	December 31, 2019
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,376	5,329
Retained earnings	6,784	6,437
Accumulated other comprehensive income (loss)	(6,504)	(5,624)
Treasury shares, at cost - 2020 - 15,428,313 and 2019 - 12,882,313 shares	(1,020)	(920)
Total Bunge shareholders’ equity	5,327	5,913
Noncontrolling interest	124	117
Total equity	$5,451	$6,030
Total Bunge shareholders’ equity was $5,327 million at September 30, 2020, compared to $5,913 million at December 31, 2019, a decrease of $586 million. The decrease during the nine months ended September 30, 2020 was primarily due to $880 million translation losses, $212 million and $25 million of declared dividends to common and preferred shareholders, respectively, and $100 million of common share repurchases, partially offset by $594 million of net income attributable to Bunge.
As of September 30, 2020, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share, payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.2513 Bunge Limited common shares, based on the conversion price of $79.9189 per share, subject to certain additional anti-dilution adjustments (which represents 8,633,573 Bunge Limited common shares at September 30, 2020). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
Share repurchase program - In May 2015, we established a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. There were no shares repurchased under this program during the three months ended September 30, 2020, and 2,546,000 common shares repurchased under this program during the nine months ended September 30, 2020, for $100 million. Total repurchases under the program from its inception in May 2015 through September 30, 2020 were 7,253,440 shares for $400 million.

Cash Flows

	As of
US$ in millions	September 30, 2020	September 30, 2019
Cash provided by (used for) operating activities	$(2,128)	$(1,313)
Cash provided by (used for) investing activities	980	424
Cash provided by (used for) financing activities	1,129	796
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5	(7)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(14)	$(100)
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
For the nine months ended September 30, 2020, our cash and cash equivalents and restricted cash decreased by $14 million, compared to a decrease of $100 million for the nine months ended September 30, 2019.
Operating: Cash used for operating activities was $2,128 million for the nine months ended September 30, 2020, an increase of $815 million, compared to $1,313 million for the nine months ended September 30, 2019. The increase was due to higher working capital funding requirements, primarily RMI, and beneficial interests in securitized trade receivables, partially offset by higher net income during the nine months ended September 30, 2020.

	As of
US$ in millions	September 30, 2020	September 30, 2019
Cash provided by (used for) operating activities	$(2,128)	$(1,313)
Proceeds from beneficial interest in securitized trade receivables	1,164	800
Cash provided by (used for) operating activities, adjusted	$(964)	$(513)

Cash used for operating activities, adjusted for proceeds from beneficial interest in securitized trade receivables was $964 million for the nine months ended September 30, 2020, compared to $513 million for the nine months ended September 30, 2019. The increase was due to higher working capital funding requirements, primarily RMI, partially offset by higher net income during the nine months ended September 30, 2020.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the nine months ended September 30, 2020, we recorded a foreign currency gain on our debt of $126 million, and for nine months ended September 30, 2019, we recorded a foreign currency loss on our debt of $152 million, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gains) loss on net debt” in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.

Investing: Cash provided by investing activities was $980 million for the nine months ended September 30, 2020, an increase of $556 million, compared to cash provided by investing activities of $424 million for the nine months ended September 30, 2019. The increase was due to higher proceeds from beneficial interests in securitized trade receivables, lower capital expenditures, and higher cash inflows from settlements of net investment hedges, offset by lower net proceeds from investments for the nine months ended September 30, 2020.
For the nine months ended September 30, 2020, cash from beneficial interests in securitized trade receivables was $1,164 million. In addition, we received proceeds from investments of $270 million, primarily promissory notes related to financial services investments, which were partially offset by payments of $293 million made for such investments. We also made payments for capital expenditures of $230 million related to capital projects at various facilities. For the nine months ended September 30, 2019, cash from beneficial interests in securitized trade receivables was $800 million. In addition, we received proceeds from investments of $373 million, primarily from promissory notes related to financial services investments, partially offset by payments of $342 million made for such investments. We also made payments for capital expenditures of $378 million, which primarily related to the replanting of sugarcane in our Brazilian sugar and biofuels business that was contributed to the Joint Venture in late 2019, as well as other capital projects at various facilities.
Financing: Cash provided by financing activities was $1,129 million for the nine months ended September 30, 2020, a $333 million increase, compared to cash provided by financing activities of $796 million for the nine months ended September 30, 2019.
In the nine months ended September 30, 2020, we had a net cash proceeds from short-term and long-term debt of $1,479 million, primarily used to fund seasonal working capital requirements, mostly comprising RMI. We also paid dividends of $237 million to our common shareholders and holders of our convertible preference shares, and repurchased $100 million of common shares. In the nine months ended September 30, 2019, the net cash proceeds from short-term and long-term debt of $1,042 million in borrowings, primarily related to working capital funding needs and to finance capital expenditures. In addition, we paid dividends of $237 million to our common shareholders and holders of our convertible preference shares.

Off-Balance Sheet Arrangements

Please refer to Note 16 - Commitments and Contingencies details concerning our off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends
    We paid a regular quarterly cash dividend of $0.50 per share on September 1, 2020 to common shareholders of record on August 17, 2020. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2020 to shareholders of record on August 15, 2020. On August 06, 2020, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.50 per common share. The dividend will be payable on December 2, 2020 to common shareholders of record on November 18, 2020. We also announced on August 06, 2020 that we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on December 1, 2020 to shareholders of record on November 15, 2020.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 21, 2020. Following is a material change to our critical accounting policies during the nine months ended September 30, 2020. For recent accounting pronouncements refer to Note 2 - Accounting Pronouncements, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Effective January 1, 2020, we changed our segment reporting policy to separately disclose Corporate and Other activities from individual business segments, as further described in Note 20 - Segment Information. Corresponding prior period amounts have been restated to conform to current period classification.
Effective July 1, 2020, we changed our reporting of cash proceeds from and repayments of short-term debt with maturities of 90 days or less to separately present such cash proceeds and repayments in our condensed consolidated statement of cash flows. Prior to July 1, 2020, the Company presented cash proceeds from and repayments of short-term debt with maturities of 90 days or less on a net basis. Prior period amounts have been reclassified to conform to current presentation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Management
As a result of our global activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs, which may directly or indirectly affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations, but exposure limits are centrally set and monitored, operating under a global governance framework. Additionally, our Board of Directors' Enterprise Risk Management Committee oversees our global market risk governance framework, including risk management policies and limits.
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies, limits and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options, major financial institutions in the case of foreign currency and interest rate derivatives, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations, however, they can occasionally result in earnings volatility, which may be material. See Note 13 - Derivative Instruments And Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
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

Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and OTC and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period, where available, or using a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and custom stress testing are regularly performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Nine Months Ended September 30, 2020		Year Ended December 31, 2019
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$938	$(94)	$852	$(85)
Lowest daily aggregated position value	$54	$(5)	$(724)	$(72)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2020 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $207 million for the nine months ended September 30, 2020 and foreign exchange gains of $929 million for the year ended December 31, 2019 related to permanently invested intercompany loans.
    Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt based on market yields at September 30, 2020, was $6,627 million with a carrying value of $6,538 million. There was no significant change in our interest rate risk at September 30, 2020.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at September 30, 2020 would result in a decrease of approximately $51 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at September 30, 2020 would cause an increase of approximately $47 million in the fair value of our debt.

A hypothetical 100 basis point change in LIBOR would result in a change of approximately $46 million in our interest expense on our variable rate debt at September 30, 2020. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements.

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
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the third quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For a discussion of certain legal and tax matters, see Note 16 - Commitments and Contingencies, to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $33 million and $62 million, for labor and civil claims, respectively, as of September 30, 2020. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 139 million Brazilian reais (approximately $25 million as of September 30, 2020) related to a legacy environmental claim in Brazil.

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
Throughout the third quarter of 2020, government officials in numerous countries around the world continued to impose quarantines and significant restrictions, including shelter-in-place and stay-at-home orders, that prohibit many employees from travelling and entering their place of work. Many of these restrictions remain in place today. Additionally, the continued increase in the number of observed COVID-19 cases may lead to governments re-imposing previous travel and work restrictions or imposing additional restrictions. In locations where such restrictions are in place, Bunge has been deemed an essential or life-sustaining operation. To date, we have not seen a significant disruption in our supply chain, have been able to mitigate logistics and distribution issues that have arisen, and substantially all of our facilities around the world have continued to operate at or near normal levels. However, in the future, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Also, governments may impose other laws, regulations or taxes that could adversely impact our business, financial condition or results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our business, financial condition or results of operations.
The potential effects of COVID-19 also could impact many of our risk factors included in Part 1, Item A of our 2019 Form 10-K, including, but not limited to our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the costs of current and future borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, our business transformation initiatives and an impairment of the carrying value of goodwill or other indefinite-lived intangible assets. However, given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors that are further described in our 2019 Form 10-K, and others that cannot yet be identified, remains uncertain.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

4.1
Indenture, dated August 17, 2020, by and among Bunge Limited Finance Corp., Bunge Limited and U.S. Bank National Association (including the form of Senior Note), incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed August 17, 2020 (File No. 001-16625)

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

BUNGE LIMITED

Date: October 28, 2020	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer