Form 10-K
period 2020-12-31
BUNGELTD
filed 2021-02-19
CIK 1144519

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2020, as reported by the New York Stock Exchange, was approximately $5,448 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of February 12, 2021, 140,162,994 Common Shares, par value $.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2021 Annual General Meeting of Shareholders to be held on May 5, 2021 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements include all statements that are not historical in nature. We have tried to identify these forward looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:
•the impacts of the COVID-19 pandemic and other pandemic outbreaks;
•the effect of weather conditions and the impact of crop and animal disease on our business;
•the impact of global and regional economic, agricultural, financial and commodities market, political, social and health conditions;
•changes in governmental policies and laws affecting our business, including agricultural and trade policies, financial markets regulation and environmental, tax and biofuels regulation;
•the impact of seasonality;
•the impact of government policies and regulations;
•the outcome of pending regulatory and legal proceedings;
•our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances;
•the impact of industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries;
•the effectiveness of our capital allocation plans, funding needs and financing sources;
•the effectiveness of our risk management strategies;
•operational risks, including industrial accidents, natural disasters and cybersecurity incidents; and
•changes in foreign exchange policy or rates;
•other factors affecting our business generally.
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

Business Overview
We are a leading global agribusiness and food company with integrated operations that stretch from farmer to consumer. We believe we are a leading:
•global oilseed processor and producer of vegetable oils and protein meals, based on processing capacity;
•global grain processor, based on volume;
•seller of packaged vegetable oils worldwide, based on sales;
•producer and seller of wheat flours, bakery mixes and dry milled corn products in North and South America, based on volume.

We also produce sugar and ethanol in Brazil, through our 50% interest in BP Bunge Bioenergia, a joint venture formed with BP p.l.c ("BP") in December 2019 by the combination of our Brazilian sugar and bioenergy operations with the Brazilian biofuels business of BP.
As of January 1, 2020, we conduct our operations in five reportable segments: Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Edible Oil Products, Milling Products, and Fertilizer segments, and Non-core operations comprise our Sugar and Bioenergy segment, which itself primarily comprises our interest in the recently-formed BP Bunge Bioenergia joint venture.
Our Agribusiness segment is an integrated, global business principally involved in the purchase, storage, transportation, processing and sale of agricultural commodities and commodity products. Our Agribusiness operations and assets are located in North and South America, Europe and Asia-Pacific, and we have merchandising and distribution offices throughout the world.
The Edible Oil Products segment includes businesses that sell vegetable oils and fats, including cooking oils, shortenings, margarines, mayonnaise and specialty ingredients. The operations and assets of our Edible Oil Products segment are primarily located in North and South America, Europe and Asia-Pacific.
The Milling Products segment includes businesses that sell wheat flours, bakery mixes and corn-based products. The operations and assets of our Milling Products segment are located in North and South America.
Our Fertilizer segment is involved in producing, blending and distributing fertilizer products for the agricultural industry in South America, with operations and retail distribution activities in Argentina, Uruguay and Paraguay, and port facilities in Argentina and Brazil.
Our Sugar & Bioenergy segment primarily comprises our 50% interest in BP Bunge Bioenergia.

History and Corporate Information
Bunge Limited is an exempted company by shares incorporated under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We trace our history back to 1818 when we were founded as a trading company in Amsterdam, The Netherlands. We are a holding company and substantially all of our operations are conducted through our subsidiaries. Our principal executive offices and corporate headquarters are located at 1391 Timberlake Manor Parkway, St. Louis, Missouri, 63017, United States of America, and our telephone number is (314) 292-2000. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

Core Segments
Agribusiness Segment
Overview—Our Agribusiness segment is an integrated, global business involved in purchasing, storing, transporting, processing and selling agricultural commodities and commodity products while managing risk across various product lines. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola, and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biodiesel industries, through a global network of facilities. Our footprint is well balanced, with approximately 34% of our processing capacity located in South America, 27% in North America, 26% in Europe and 13% in Asia-Pacific.
Customers—We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds, grains and oilseed meal are animal feed manufacturers, livestock producers, wheat and corn millers, and other oilseed processors. As a result, our agribusiness operations generally benefit from global demand for protein, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own edible oils businesses and third-party edible oil processing companies, which use these oils as raw materials in the production of edible oil products for the food service, food processor and retail markets. In addition, we sell oil products for various non-food uses, including industrial applications and the production of biodiesel.
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
Biodiesel—We own and operate conventional biodiesel facilities in Europe and Brazil and have equity method investments in conventional biodiesel producers in Europe and Argentina. This business is complementary to our core Agribusiness operations as in each case we supply some of the raw materials (refined or partially refined vegetable oil) used in their production processes.
Raw Materials—We purchase oilseeds and grains either directly from farmers or indirectly through intermediaries. Although the availability and price of agricultural commodities may, in any given year, be affected by unpredictable factors such as weather, government programs and policies, and farmer planting and selling decisions, our operations in major crop growing regions have enabled us to source adequate raw materials for our operational needs.
Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings, and geographic location. Major competitors include but are not limited to: The Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Group ("Louis Dreyfus"), Glencore International PLC ("Glencore"), Wilmar International Limited ("Wilmar") and COFCO International ("COFCO").

Edible Oil Products Segment
Overview—We primarily sell our edible oil products to three customer types or market channels: food processors, food service companies and retail outlets. The principal raw materials used in our Edible Oil Products segment are various crude and further processed vegetable oils and fats. These raw materials are mostly agricultural commodities that we either produce or purchase from third parties. We believe that our global integrated business model enables us to realize synergies among our Agribusiness, Edible Oil Products and Milling Products segments through raw material procurement, logistics, risk management and the co-location of industrial facilities, enabling us to supply customers with reliable, high quality products on a global basis. As many of the products we sell in our Edible Oil Products segment are staple foods or ingredients, these businesses generally benefit from macro population and income growth rates.
Products—Our edible oil products include packaged and bulk oils and fats, including cooking oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed and canola oil that we produce in our Agribusiness segment oilseed processing operations as raw materials in this business. We also refine and fractionate palm oil, palm kernel oil, coconut oil, and shea butter, and blend and refine olive oil. Additionally, we produce specialty ingredients derived from vegetable oils, such as lecithin, which is used as an emulsifier in a broad range of food products. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have edible oil refining and packaging facilities in North America, South America, Europe, Asia-Pacific, and Africa. Our edible oil products business is largely business to business ("B2B") focused in North America, while in South America, Europe and Asia-Pacific, it comprises a mix of B2B and business to consumer ("B2C") offerings.
In Brazil, our retail edible oil brands include Soya, the leading consumer packaged vegetable oil brand, as well as Primor and Salada. We are also a leading supplier of shortenings to the food processor market and also produce staple food products. In July 2020, we entered into an agreement to sell our Brazilian processed tomato assets to Stella D'oro Alimentos Ltda, and the sale was completed in October 2020. In December 2019, we entered into an agreement to sell our Brazilian margarine and mayonnaise assets to Seara Alimentos S.A., and the sale was completed in November 2020.
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
In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Unisol, Kaliakra, Ideal, Oleina, Oliwier, Komili and Kirlangic. We are also a leader in margarines, under brand names including Smakowita, Slynne, Maslo Rosline, Masmix, Optima, Finuu, Deli Reform, Keiju, Venusz, Evesol, Carlshamn and Voimix. Additionally, we produce a variety of products for the confectionary and bakery industries. We are also a B2B oils supplier in the Western European food service channel.
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
Competition—Competition is based on a number of factors, including price, raw material procurement, distribution capability, cost structure, brand recognition, product quality, product innovation, technical support, composition and nutritional value, and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. Our principal competitors in the Edible Oil Products segment include, but are not limited to: ADM, AAK AB, Cargill, Fuji Oil Co. Ltd. and Wilmar, as well as local competitors in each region.

Milling Products Segment
Overview—We primarily sell our milling products to three customer types or market channels: food processors, food service companies and retail outlets. The principal raw materials used in our milling products businesses are wheat, corn, and other agricultural commodities sourced from our Agribusiness segment or directly from third parties. Similar to our edible oils business, we realize synergies among our other segments in areas such as raw material procurement, logistics, risk management and the co-location of industrial facilities, enabling us to supply customers with reliable, high quality products on a global basis. As many of the products we sell in our Milling Products segment are staple foods or ingredients, these businesses generally benefit from macro population and income growth rates. Additionally, our Milling Products segment is focused on capitalizing on growing global consumer food trends, including a desire for less processed, healthier foods, interest in new flavors, and increases in snacking and eating outside the home. During the fourth quarter of 2020, Bunge sold its rice milling facility in Woodland, California to Farmers' Rice Cooperative.
Products—Our Milling Products segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico, as well as corn-based products derived from both the dry and wet corn milling processes in the United States and Mexico.
Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours, and Gradina and Pre-Mescla bakery premixes. Our wheat flour and bakery mix brands in Mexico include Espiga, Esponja, Francesera, Chulita, Galletera and Pastelera. Our corn milling products primarily consist of dry-milled corn meals and flours, wet-milled masa and flours, flaking and brewers' grits, as well as soy-fortified corn meal, corn-soy blends, and other similar products. As part of our corn portfolio, we also sell whole grain and fiber ingredients. In the United States, we offer ancient grains, such as quinoa and millet, in our portfolio. We also produce a range of extruded products including die-cut pellets for the snack food industry. Additionally, we offer non-GMO products in the United States, including corn varieties.
Customers—The primary customers for our wheat milling products are food processing, bakery and food service companies. The primary customers for our corn milling products are companies in the food-processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. Government under its humanitarian assistance programs.
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

Fertilizer Segment
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
Products and Services—We offer a complete fertilizer portfolio, including SSP, ammonia, and ammonium thiosulfate that we produce, as well as monoammonium phosphate, diammonium phosphate, triple superphosphate, urea, urea-ammonium nitrate, ammonium sulfate and potassium chloride that we purchase from third parties and resell. We primarily market our products under the Bunge brand, with liquid fertilizers marketed under the Solmix brand.
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
Competition—Competition is based on a number of factors, including delivered price, product offering and quality, location, access to raw materials, production efficiency and customer service, sometimes including customer financing terms. Our main competitors in our fertilizer operations in Argentina are Nutrien Ltd. ("Agrium/ASP"), YPF S.A., Profertil S.A., COFCO ("Nidera B.V."), Yara International ASA and Louis Dreyfus.

Corporate and Other
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reporting segments because the operating performance of such segments is evaluated by our chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance, and securitization activities.

Non-core Segment
Sugar and Bioenergy Segment
Our Sugar and Bioenergy segment primarily comprises our 50% interest in BP Bunge Bioenergia, our joint venture with BP formed in December 2019 by the combination of our Brazilian sugar and bioenergy operations with the Brazilian biofuels business of BP. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North and Midwest regions of Brazil. BP Bunge Bioenergia is now the second largest operator by effective crushing capacity in the Brazilian sugarcane ethanol biofuel industry. Our Brazilian sugar and bioenergy operations had previously formed the majority of our Sugar and Bioenergy segment through which we produced and sold sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process. As a result of forming this joint venture, we ceased to consolidate our Brazilian sugar and bioenergy operations in our consolidated financial statements and now account for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results for 2020 include our share of the net earnings in BP Bunge Bioenergia, whereas our Sugar and Bioenergy results for 2019 reflect our former 100% ownership interest in the Brazilian sugar and bioenergy operations contributed to the Joint Venture. Although we are committed to supporting the growth and development of BP Bunge Bioenergia, our long-term goal is to seek strategic opportunities for our investment in the joint venture, hence the designation of such operations as Non-core.
In connection with the formation of the BP Bunge Bioenergia joint venture, we combined our eight mills, the plantations we owned and managed, and related assets, together with BP’s sugar and bioenergy business in Brazil, which included three mills and related assets. The combined mills of the BP Bunge Bioenergia joint venture are supplied with sugarcane grown on approximately 450,000 hectares of land. In 2020, approximately 75% of the joint venture's total milled sugarcane came from plantations owned or managed by BP Bunge Bioenergia and 25% was purchased from third-party suppliers. These mills allow the BP Bunge Bioenergia joint venture to produce sugar, ethanol and electricity, as further described below.
•Sugar-The BP Bunge Bioenergia joint venture produces two types of sugar: very high polarity ("VHP") raw sugar and crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract, and is sold almost exclusively for export. Crystal sugar is a non-refined white sugar and is principally sold domestically in Brazil.
•Ethanol-BP Bunge Bioenergia produces and sells two types of ethanol: hydrous and anhydrous. Hydrous ethanol is consumed directly as a transport fuel, while anhydrous ethanol is blended with gasoline in transport fuels.
•Electricity-BP Bunge Bioenergia generates electricity from burning sugarcane bagasse in its mills.
The sugar produced at BP Bunge Bioenergia’s mills is sold in both the Brazilian domestic market, primarily in the confectionary and food processing industries, and export markets. The ethanol is sold primarily to customers for use in the Brazilian domestic market to meet the demand for fuel, with sugar and ethanol also exported in the international market. BP Bunge Bioenergia competes with other sugar and ethanol producers both in Brazil and internationally, and with beet sugar processors, along with producers of other sweeteners and biofuels in the global market. Major competitors in Brazil include Cosan Limited/Raizen, São Martinho S.A. and Biosev ("Louis Dreyfus"). Major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos S.A., Sucden S.A., ED&F Man Limited and COFCO.

Risk Management
Risk management is a fundamental aspect of our business. Engaging in the hedging of risk exposures and anticipating market developments are critical to protecting and enhancing our return on assets. As such, we are active in physical and derivative markets for agricultural commodities, energy, ocean freight, foreign currency, and interest rates. We seek to leverage the market insights that we gain through our global operations across our businesses by actively managing our physical and financial positions on a daily basis. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
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

Operating Segments and Geographic Areas
We have included financial information about our reportable segments and our operations by geographic area in Note 28- Segment Information to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Research and Development, Innovation, Patents and Licenses
Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our Edible Oils and Milling businesses, we have 15 research and development centers globally to support product development and enhancement. Additionally, Bunge Ventures, our corporate venture capital unit, invests in start-ups and other early stage companies that are developing new technologies relevant to our industries.
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
In our Edible Oil Products and Milling Products segments, demand for certain of our food items may be influenced by holidays and other annual events.
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
Many countries use and produce biofuels as alternatives to traditional fossil fuels. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed or canola, and other oilseeds, into ethanol or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in the last decade in response to both periods of high fossil fuel prices and to government incentives to produce biofuels offered in many countries, including the United States, Brazil, Argentina and several South East Asian and European countries. Furthermore, in several countries, governmental authorities are mandating biofuel use in transport fuels at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuels industry and related legislation.
Environmental Matters and Sustainability
We incorporate sustainability into many areas of our business, from how we plan and develop our strategic goals and operate our facilities to how we engage with our customers, suppliers, employees, communities and other stakeholders. We make decisions across our value chains built on a foundation of ethical leadership, accountability and environmental stewardship. We want to be a leader in our industry, urging sustainability and responsibility at every step along the supply chain from the farm to the table.

To meet today's challenges and contribute to the solutions ahead, we have defined sustainability goals that incorporate activities and commitments supporting robust action on climate change, promoting responsible supply chains, and providing accountability for all that we do.
•Action on Climate—We implement innovative solutions designed to minimize our environmental footprint and support projects and activities that strengthen our approach to fighting climate change.
•Responsible Supply Chains—We promote sustainable agriculture and implement robust projects that are designed to protect and improve the environment, while supporting the social and economic well-being of growers and local communities.
•Accountability—We aim to be an accountable leader within our industry, helping to raise the bar on our sector’s performance by regularly tracking and disclosing progress on our commitments and sustainability performance.
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
Human Capital Resources
As of December 31, 2020 we had more than 23,000 employees. Many of our employees are represented by labor unions, and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.
Our culture of collaboration and innovation starts with inclusion and recognition of the importance of having different perspectives in our global workforce. Our global workforce and international representation makes Bunge unique. We care about our people, we empower and reward them, and we help them develop personally and professionally. We continuously strive to cultivate and support a highly engaged and productive workforce. From hiring the best talent, to inclusion and diversity initiatives, and through career development, compensation, and wellness, Bunge is committed to creating programs and resources that enhance our workplace environment and the employee experience, which support us in retaining and engaging our most valuable resource, our people.
Available Information
Our website address is www.bunge.com. Through the "Investors: Financial Information: SEC Filings" section of our website, it is possible to access our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available through our website. Our periodic reports and amendments, and the Section 16 filings, are available through our website free of charge as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.
Through the "Investors: Corporate Governance" section of our website, it is also possible to access copies of the charters for our Audit Committee, Human Resources and Compensation Committee, Corporate Governance and Nominations Committee, Sustainability and Corporate Responsibility Committee, and Enterprise Risk Management Committee. Our Corporate Governance Guidelines and our Code of Conduct are also available on our website. Each of these documents is also made available free of charge through our website.
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
Information About Our Executive Officers and Key Employees
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

Gregory A. Heckman, 58-Mr. Heckman has served as Chief Executive Officer since January 2019 and as a member of our Board of Directors since October 2018. Mr. Heckman is the founding partner of Flatwater Partners, a private investment firm, and has over 30 years of experience in the agriculture, energy and food processing industries. He served as Chief Executive Officer of The Gavilon Group from 2008 to 2015. Prior to Gavilon, he served as Chief Operating Officer of ConAgra Foods Commercial Products and President and Chief Operating Officer of ConAgra Trade Group. Mr. Heckman serves as a non-executive director on the board of OCI N.V. He holds a Bachelor of Science degree in Agricultural Economics and Marketing from the University of Illinois at Urbana-Champaign.
Deborah Borg, 44-Ms. Borg has served as Chief Human Resources and Communications Officer since January 2016. Prior to joining Bunge in November 2015, she was President Dow USA at Dow Chemical, a role in which she was responsible for regional business strategy and external relationships with customers, government organizations and joint venture partners. She started her career at Dow in 2000 as Human Resources Manager for Australia / New Zealand and went on to hold regional and business HR roles in Asia, Europe and North America. She also served as Global HR Director, Marketing and Sales, and led the Human Capital Planning and Development function for Dow, focusing on talent acquisition, retention, diversity and development. Previously, Ms. Borg served in HR and talent development roles with General Motors Australia. Ms. Borg serves on the Board of Directors of Schweitzer-Mauduit International, Inc., a leading global performance materials company. She holds a bachelor’s degree in Business Management in Human Resources and a master’s degree in Training and Change Management from Victoria University, Australia.
Aaron Buettner, 47-Mr. Buettner has served as President, Bunge Loders Croklaan (Loders) since May 2019. Mr. Buettner joined Bunge in September 2015 serving as Vice President, Global Oils business. Prior to joining Bunge, Mr. Buettner worked at Cargill for 19 years in a variety of commercial, finance and general management leadership roles in the United States, Russia and Asia Pacific refined oils businesses. He holds a bachelor’s degree in Accounting and Computer Science from the University of Northern Iowa and an M.B.A. from the University of Chicago Booth School of Business.
Christos Dimopoulos, 47-Mr. Dimopoulos has served as President, Global Supply Chains since May 2019. Mr. Dimopoulos joined Bunge in 2004 and served most recently as President, Agribusiness. He joined the company in 2004 as a grain trader and subsequently held a variety of roles of increasing responsibility in the Agribusiness segment. Prior to Bunge, Mr. Dimopoulos held roles in Europe and the United States with Tradigrain and Intrade Risk Management. He holds a bachelor’s degree in Business Management and Marketing from HEC Lausanne in Switzerland.
Pierre Mauger, 48-Mr. Mauger has served as Chief Transformation Officer since May 2019. He joined Bunge in 2013 as Chief Development Officer. Prior to Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013, overseeing client relationships with leading global companies in the commodity processing and trading, agrochemicals and fertilizer sectors, as well as with governments. Prior to that, he served as a partner in the firm's consumer goods practice. He joined McKinsey as an associate in 2000. Mr. Mauger previously worked as an auditor at Nestlé and KPMG. He holds a bachelor’s degree in Economics and Business Finance from Brunel University in the United Kingdom and an M.B.A. from INSEAD.

John Neppl, 55- Mr. Neppl has served as Executive Vice President and Chief Financial Officer since May 2019. Mr. Neppl joined Bunge from Green Plains Inc., where he served as Chief Financial Officer. Prior to Green Plains, Mr. Neppl served as chief financial officer of The Gavilon Group, LLC, an agriculture and energy commodities management firm with an extensive global footprint. Mr. Neppl held senior financial management positions at ConAgra Foods, Inc., including senior financial officer of ConAgra Trade Group and Commercial Products division as well as assistant corporate controller. Prior to ConAgra, Mr. Neppl was corporate controller at Guarantee Life Companies. He began his career as an auditor with Deloitte & Touche. He is a member of the Creighton University Heider College of Business Dean’s Advisory Board, as well as its Accounting Department Advisory Board. Mr. Neppl holds a bachelor’s degree in Business Administration with a major in Accounting from Creighton University. He is also a certified public accountant (inactive status).
Raul Padilla, 65-Mr. Padilla has served as President, Global Operations since May 2019. Previously, Mr. Padilla was Chief Executive Officer of Bunge South America, having served as Managing Director, Bunge Global Agribusiness and Chief Executive Officer, Bunge Product Lines since 2010. Prior to that, he was Chief Executive Officer of Bunge Argentina since 1999, having joined the company in 1997 as Commercial Director. Mr. Padilla has over 30 years of experience in the oilseed processing and grain handling industries in Argentina, beginning his career with La Plata Cereal in 1977. He has served as President of the Argentine National Oilseed Crushers Association, Vice President of the International Association of Seed Crushers and Director of the Buenos Aires Cereal Exchange and the Rosario Futures Exchange. Mr. Padilla is a graduate of the University of Buenos Aires.
Joseph Podwika, 58-Mr. Podwika has served as Executive Vice President and Chief Legal Officer since November 2019. Mr. Podwika joined Bunge from Nutrien Ltd. where he was Executive Vice President and Chief Legal Officer. He was previously Senior Vice President, General Counsel and Secretary with PotashCorp, where he was responsible for delivery of legal services and the corporate compliance program, in addition to corporate governance processes in his role as corporate secretary. Before joining PotashCorp, Mr. Podwika worked in the legal department of International Paper Company in Memphis, Tennessee and was in private practice with Jaeckle, Fleischmann & Mugel in Buffalo, New York. He earned an English degree with highest honors at State University of New York at Buffalo and a Juris Doctorate from Northwestern University School of Law.
Robert Wagner, 43-Mr. Wagner has served as Chief Risk Officer since June 2019. Prior to joining Bunge, Mr. Wagner was Chief Risk Officer at Tricon International, Ltd. with global responsibility and leadership of the company’s risk management team. Prior to Tricon, he was Group Chief Risk Officer at COFCO Agri Ltd in Geneva, Switzerland, where he was responsible for leading a team to build and provide world-class risk oversight across the company’s global operations. Prior to COFCO, he held the Chief Risk Officer position for The Gavilon Group, LLC, where he was member of the firm’s Executive Committee and had responsibility for both the market risk management and credit departments. Mr. Wagner earned a Bachelor of Science degree in International Business from Minnesota State University at Moorhead and a Master of Science degree in Agricultural Economics from North Dakota State University. He also holds an M.B.A. from Creighton University. He is a member of the Board of Trustees and prior Treasurer and Chair of the Finance Committee at The Brownell Talbot School in Omaha, Nebraska
Brian Zachman, 49-Mr. Zachman has served as President of Global Risk Management since joining Bunge in January 2019. Prior to that, Mr. Zachman held portfolio management positions focused on agricultural commodity derivatives, most recently with Millennium Limited Partners since 2014 and prior to that with SAC Capital from 2012 to 2014. Mr. Zachman previously worked at Bunge from 1999 to 2012, serving in a number of commercial and trading roles within Agribusiness. Prior to that, he held various commercial and merchant roles with Cargill and ConAgra. Mr. Zachman holds a Bachelor of Arts degree in Economics from the University of Minnesota-Duluth.
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
In December 2019, a strain of novel coronavirus, or COVID-19, was first reported and, on March 11, 2020 the World Health Organization designated the outbreak as a global pandemic. To date, millions of cases have been confirmed globally, and the number of reported cases continues to increase, including in all major geographies in which we operate. The ongoing pandemic could adversely affect our operations, major facilities, or employees’ and consumers’ health, which could interfere with general commercial activity related to our supply chain and customer base, and in turn could have a material adverse effect on our business, financial condition, or results of operations.
Throughout 2020 and the early 2021, government officials in numerous countries around the world imposed quarantines and significant restrictions, including shelter-in-place and stay-at-home orders, that prohibited many employees from travelling and entering their place of work. Many of these restrictions remain in place today. Additionally, an increase in the number of observed COVID-19 cases may lead to governments re-imposing previous travel and work restrictions or imposing additional restrictions. In locations where such restrictions are in place, Bunge has been deemed an essential or life-sustaining operation. To date, we have not seen a significant disruption in our supply chain, have been able to mitigate logistics and distribution issues that have arisen, and substantially all of our facilities around the world have continued to operate at or near normal levels. We have, however, experienced minor temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention, the World Health Organization, and local requirements and guidelines, across all our supply chain facilities, including proper hygiene, social distancing, mask use, and temperature screenings. These measures may not be sufficient to prevent the spread of COVID-19 among our employees. Further, in the future, it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions, which may place constraints on the timeliness of our production capabilities or may increase our costs. Also, governments may impose other laws, regulations or taxes that could adversely impact our business, financial condition or results of operations. The challenges faced in implementing nationwide COVID-19 vaccinations can also extend the impacts on our business. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist.
In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, joint venture and other business partners, and each of their financial conditions. Any material adverse effect on these parties could adversely impact us. In this regard, the potential duration and impacts of the COVID-19 pandemic on the global economy and on our business, financial condition and results of operations are difficult to predict and cannot be estimated with any degree of certainty, but the pandemic has resulted in significant disruption of global financial markets and increased levels of unemployment and economic uncertainty, which may adversely impact our business. These developments may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers, and may also negatively impact our access to external sources of financing to fund our operations or make capital expenditures.
The potential effects of COVID-19 also could impact many of our risk factors, including, but not limited to, our profitability, laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the costs of current and future borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, our business transformation initiatives and an impairment of the carrying value of goodwill or other indefinite-lived intangible assets. However, given the evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors further described below, and others that cannot yet be identified, remains uncertain.
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
Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting and selling decisions, currency fluctuations, government agriculture programs and policies, pandemics (such as the COVID-19 pandemic), governmental restrictions or mandates, global inventory levels, demand for biofuels, weather and crop conditions, and demand for and supply of competing commodities and substitutes. These factors may cause volatility in our operating results.
Our fertilizer business may also be adversely affected by fluctuations in the prices of agricultural commodities and fertilizer raw materials that are caused by market factors beyond our control. Increases in fertilizer prices due to higher raw material costs have in the past and could in the future adversely affect demand for our fertilizer products. Additionally, as a result of competitive conditions in our Edible Oils Products, Milling Products, and Fertilizer segments, we may not be able to recoup increases in raw material costs through increases in sales prices for our products, which may adversely affect our profitability.
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
The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. Further, deteriorating economic and political conditions in our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.
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
For example, Brazil has experienced significant political uncertainty in recent years due to high profile political corruption scandals, the impeachment of a former president, and general uncertainty regarding the election of a new president who took office during 2019. Additionally, Brazil’s economy has been slow to recover from a severe downturn in 2015 and 2016. The depressed and uncertain economic and political environment in Brazil has adversely affected consumer confidence levels and spending, which has led to reduced demand for products in our Edible Oils Products and Milling Products segments in the country. The pace of economic improvement is uncertain, and there can be no assurance that economic and political conditions will not continue to affect market and consumer confidence or deteriorate further in the near term. Additionally, a slowdown in China's economy over a prolonged period, including due to the ongoing COVID-19 pandemic, could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.
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
We are a global business with a substantial majority of our assets and operations located outside the United States. In addition, our business strategies may involve expanding or developing our business in emerging market regions, including Eastern Europe, Asia-Pacific, the Middle East and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:
•adverse trade policies or trade barriers on agricultural commodities and commodity products;
•government regulations and mandates in response to the COVID-19 pandemic;
•inflation and hyperinflation and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates;
•changes in laws and regulations or their interpretation or enforcement in the countries where we operate, such as tax laws, including the risk of future adverse tax regulations relating to our status as a Bermuda company;
•difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;
•exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends by subsidiaries;
•inadequate infrastructure and logistics challenges;
•sovereign risk and the risk of government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets;
•the requirement to comply with a wide variety of laws and regulations that apply to international operations,

including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws, as well as other laws or regulations discussed in this "Item 1A. Risk Factors" section;
•challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of U.S. Generally Accepted Accounting Principles ("U.S. GAAP") expertise in international locations and multiple financial information systems; and
•changes in a country’s or region’s economic or political condition (e.g., Brexit);
•labor disruptions, civil unrest, significant political instability, coup attempts, wars or other armed conflict or acts of terrorism.
These risks could adversely affect our operations, business strategies and operating results.
As a result of our international operations, we are also exposed to currency exchange rate fluctuations. Changes in exchange rates between the U.S. dollar and other foreign currencies, particularly the Brazilian real, Canadian dollar, the euro, and Chinese yuan/renminbi affect our revenues and expenses that are denominated in local currencies, affect farm economics in those regions and may also have a negative impact on the value of our assets located outside of the United States.
Additionally, there continues to be a great deal of uncertainty regarding U.S. and global trade policies for companies with multinational operations like ours. In recent years, there has been an increase in populism and nationalism in various countries around the world and consequently historical free trade principles are being challenged. Further, the transition from the Trump administration to the Biden administration increases uncertainty regarding U.S. trade policies. As we continue to operate our business globally, our success will depend, in part, on the nature and extent of any such changes and how well we are able to anticipate, respond to and effectively manage any such changes.
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
We have been an active acquirer of other companies, and we have joint ventures with several partners. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand or optimize our portfolio of businesses. Our ability to benefit from acquisitions, joint ventures and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire. In addition, we proactively review our portfolio of businesses in order to identify opportunities to enhance shareholder value and may decide as a result of such reviews or otherwise, from time to time, to divest certain of our assets or businesses by selling them or entering into joint ventures. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture.

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
Additionally, we have several joint ventures and investments where we may have limited control over governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows. In December 2019, we entered into the BP Bunge Bioenergia joint venture related to our sugar and ethanol business in Brazil, which resulted in the transfer of all assets and operations of this business into a new entity where we hold a 50% interest. We share control with BP, our joint venture partner, in BP Bunge Bioenergia and as a result our ability to realize the benefits of this joint venture will depend in part on our ability to work with and cooperate with BP and the ability of the leadership of BP Bunge Bioenergia to, among other things, integrate the operations of our business with that of BP into one organization, manage costs associated with such integration, retain key employees, and realize the synergies expected from the joint venture. In addition, the business and financial performance of the BP Bunge Bioenergia joint venture may be adversely affected if there is a significant shortage of sugarcane supply, which is the principal raw material used in the production of ethanol and sugar, or if there is an increase in the cost of available sugarcane, which could result from any termination of the joint venture’s partnership or supply contracts.
We are subject to industry and other risks that could adversely affect our reputation and financial results.
We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims and recalls. We are also subject to shifts in customer and consumer preferences and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. Also, increasing focus on climate change, deforestation, water, animal welfare and human rights concerns and other risks associated with the global food system may lead to increased activism focusing on food companies and their suppliers, governmental intervention and consumer responses. These risks could adversely affect our or our suppliers’ reputations and businesses and our ability to procure the materials we need to operate our business.
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
In Brazil, where there have been limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. As of December 31, 2020 and 2019, respectively, we had approximately $592 million and $568 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.
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
As of December 31, 2020, we had $4,072 million of aggregate unused committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities and $7,288 million in total debt. Our debt levels could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are, and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Moreover, the COVID-19 pandemic has increased volatility and pricing in the capital markets, and we may not have access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase.
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
In addition, some of our credit facilities, interest rate derivatives and commercial agreements use LIBOR (London Inter-Bank Offered Rate) as the benchmark rate. LIBOR has recently been the subject of international reform proposals and it is expected that LIBOR will be discontinued or modified by the end of 2021. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR for use in contracts that are currently indexed to U.S. dollar LIBOR and has proposed a paced market transition plan to SOFR. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates, such as SOFR, may have on LIBOR, other benchmark rates or floating rate debt instruments, or whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. While certain of our credit facilities contain LIBOR alternative provisions, the use of alternative reference rates or other reforms could cause the interest rate on our borrowings to be materially different than expected. These developments may cause us to renegotiate some of these agreements. We will continue to monitor market developments related to LIBOR's modification or discontinuance.
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
We are engaged in manufacturing and distribution activities on a global scale, and our business depends on our ability to execute and monitor, on a daily basis, a significant number of transactions across numerous markets or geographies. As a result, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, explosions, strikes and other labor or industrial disputes, and disruptions in logistics or information systems, as well as natural disasters, pandemics (including the COVID-19 pandemic), acts of terrorism and other external factors over which we have no control. While we insure ourselves against many of these types of risks in accordance with industry standards, our level of insurance may not cover all losses. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.
Our information technology systems, processes and sites may suffer interruptions, security breaches or failures that may adversely affect our ability to conduct our business.
We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance, and other information and processes necessary to operate and manage our business. Increased social engineering threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our information technology systems, networks and services. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. Such risks increase while some of our workforce continues to work from home due to the COVID-19 pandemic. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks. While we have implemented security measures and disaster recovery plans designed to protect the security and continuity of our networks and critical systems, these measures may not adequately prevent adverse events such as breaches or failures from occurring, or mitigate their severity if they do occur. If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber-based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery, or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations and produce financial reports, as well as significant costs and lost business opportunities until they are remediated. We may also be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information, potential regulatory penalties and damage to our reputation. These impacts may adversely impact our business, results of operations and financial condition, as well as our competitive position.
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
Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions provide for:
•directors to be removed without cause at any special general meeting only upon the affirmative vote of at least 66% of all votes attaching to all shares then in issue entitling the holder to attend and vote on the resolution;
•restrictions on the time period in which directors may be nominated;
•our Board of Directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval; and
•an affirmative vote of at least 66% of all votes attaching to all shares then in issue entitling the holder to attend and vote on the resolution for some business combination transactions, which have not been approved by our Board of Directors.
These provisions, as well as any additional anti-takeover measures our Board of Directors could adopt in the future, could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

Item 1B.    Unresolved Staff Comments
Not applicable.

Item 2.    Properties
The following tables provide information on our principal operating facilities as of December 31, 2020.
Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness (1)	156,290	17,160,044
Edible Oils and Milling (2)	90,504	2,156,035
Fertilizer	2,235	876,615

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America (1)	81,702	6,583,934
South America	71,113	10,018,456
Europe (2)	63,228	2,562,532
Asia-Pacific	32,986	1,027,772
(1)Includes production and storage capacities of the assets associated with our U.S. Grain business included in assets held for sale at December 31, 2020. See Note 2- Portfolio Rationalization Initiatives to our consolidated financial statements included as part of this Annual Report on Form 10-K for more information.
(2)Includes production and storage capacities of the assets associated with our Rotterdam Oils Refinery included in assets held for sale at December 31, 2020. See Note 2- Portfolio Rationalization Initiatives to our consolidated financial statements included as part of this Annual Report on Form 10-K for more information.
Agribusiness
In our Agribusiness segment, we have 143 commodity storage facilities globally, which are located close to agricultural production areas or export locations. We also have 51 oilseed processing plants globally. We have 35 merchandising, distribution, and administrative offices throughout the world.
Edible Oils and Milling
In our Edible Oils and Milling businesses, we have 110 refining, packaging and milling facilities throughout the world. We also have 110 storage facilities globally that are located close to food and ingredient locations. In addition, to facilitate distribution in Brazil, we operate nine distribution centers.
Sugar & Bioenergy
In December 2019, we transferred our eight sugarcane mills, all of which are located in Brazil, to BP Bunge Bioenergia, a sugar and ethanol joint venture with BP. The joint venture operates on a stand-alone basis and we no longer consolidate those operations in our consolidated financial statements. We account for our interest in the joint venture under the equity method of accounting.
Fertilizer
In our Fertilizer segment, we operate three fertilizer processing and blending plants in Argentina and fertilizer ports in Brazil and Argentina.
Other
Our corporate headquarters co-located with our North American operations in St. Louis, Missouri, occupies approximately 150,000 square feet of space under a lease that expires in December 2022. We also own or lease other office space for our operations worldwide.
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
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Note 14- Income Taxes and Note 21- Commitments and Contingencies to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our common shares trade on the New York Stock Exchange under the ticker symbol "BG".
(b)Approximate Number of Holders of Common Stock
To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2020, we had 139,790,238 common shares issued and outstanding, which were held by approximately 70 registered holders.
(c)Dividends
We have historically paid and expect to continue to pay cash dividends to holders of our common shares on a quarterly basis. In addition, holders of our 4.875% cumulative convertible perpetual preference shares are entitled to annual dividends per share in the amount of $4.875 per year payable quarterly, when and if declared by the Board of Directors in accordance with the terms of those shares. Any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our Board of Directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.
Under Bermuda law, a company's board of directors may not declare or pay dividends from time to time if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities. Under our bye-laws, each common share is entitled to dividends if and when dividends are declared by our Board of Directors, subject to any preferred dividend right of the holders of any preference shares. There are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in or out of Bermuda or to pay dividends to U.S. residents who are holders of our common shares.
We paid quarterly dividends on our common shares of $0.50 per share in each of the four quarters of 2020 and 2019. On December 10, 2020, we declared a regular quarterly cash dividend of $0.50 per share payable on March 2, 2021 to shareholders of record on February 16, 2021.

(d)Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2020, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	7,303,778	(2)	$64.92	(3)	5,412,176	(4)
(1)Includes our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, Equity Incentive Plan, 2007 Non-Employee Directors' Equity Incentive Plan and 2017 Non-Employee Directors' Equity Incentive Plan.
(2)Includes non-statutory stock options outstanding as to 5,316,688 common shares, performance-based restricted stock unit awards as to 910,431 common shares, and vested and deferred restricted stock units outstanding (including dividend equivalents payable in common shares) as to 1,598 common shares, as well as 1,075,061 unvested and restricted stock units outstanding (including dividend equivalents payable in common shares) under our various equity incentive plans noted in (1) above. Dividend equivalent payments that are credited to each participant’s account are paid in our common shares at the time the award is settled.
(3)Calculated based on non-statutory stock options outstanding under our 2016 Equity Incentive Plan and 2009 Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit awards, performance-based restricted stock unit awards and deferred restricted stock unit awards under our various equity incentive plans noted in (1) above.
(4)Includes dividend equivalents payable in common shares. Shares available under our 2016 Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our 2016 Equity Incentive Plan provides that the maximum number of common shares issuable under the plan is 10,900,000, subject to adjustment in accordance with the terms of the plan. This number also includes shares available for future issuance under our 2017 Non-Employee Directors' Equity Incentive Plan. Our 2017 Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 120,000, subject to adjustment in accordance with the terms of the plan. No additional awards may be granted under the Equity Incentive Plan and the Non-Employee Directors' Equity Incentive Plan.

(e) Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2013 through the quarter ended December 31, 2020. The graph sets the beginning value of our common shares and the indices at $100 and assumes that all dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index.
Purchases of Equity Securities by Registrant and Affiliated Purchasers
In May 2015, we established a program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Bunge repurchased 2,546,000 common shares during the year ended December 31, 2020 for $100 million. Total repurchases under the program from its inception in May 2015 through December 31, 2020 were 7,253,440 shares for $400 million.
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
Our consolidated financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP. The selected historical financial information as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 are derived from our audited consolidated financial statements and related notes.

	Year Ended December 31,
(US$ in millions)	2020	2019	2018	2017	2016
Consolidated Statements of Income Data:
Net sales	$41,404	$41,140	$45,743	$45,794	$42,679
Cost of goods sold	(38,619)	(40,598)	(43,477)	(44,029)	(40,269)
Gross profit	2,785	542	2,266	1,765	2,410
Selling, general and administrative expenses	(1,358)	(1,351)	(1,423)	(1,437)	(1,284)
Interest income	22	31	31	38	51
Interest expense	(265)	(339)	(339)	(263)	(234)
Foreign exchange gains (losses)	150	(117)	(101)	95	(8)
Other income (expense)—net	126	97	(9)	47	133
Income (loss) from affiliates	(47)	40	31	2	(1)
Investments in affiliate impairments	—	—	—	(17)	(59)
Goodwill and intangible impairments	—	(108)	—	—	(12)
Income (loss) from continuing operations before income tax	1,413	(1,205)	456	230	996
Income tax (expense) benefit	(248)	(86)	(179)	(56)	(220)
Income (loss) from continuing operations	1,165	(1,291)	277	174	776
Income (loss) from discontinued operations, net of tax	—	—	10	—	(9)
Net income (loss)	1,165	(1,291)	287	174	767
Net loss (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(20)	11	(20)	(14)	(22)
Net income (loss) attributable to Bunge	1,145	(1,280)	267	160	745
Convertible preference share dividends and other obligations	(34)	(34)	(34)	(34)	(36)
Adjustment of redeemable noncontrolling interest	10	(8)	—	—	—
Net income (loss) available to Bunge common shareholders	$1,121	$(1,322)	$233	$126	$709

	Year ended December 31,
(US$, except outstanding share data)	2020	2019	2018	2017	2016
Per Share Data:
Earnings (loss) per common share—basic
Net income (loss) from continuing operations	$7.97	$(9.34)	$1.58	$0.90	$5.13
Net income (loss) from discontinued operations	—	—	0.07	—	(0.06)
Net income (loss) attributable to Bunge common shareholders	$7.97	$(9.34)	$1.65	$0.90	$5.07
Earnings (loss) per common share—diluted
Net income (loss) from continuing operations	$7.71	$(9.34)	$1.57	$0.89	$5.07
Net income (loss) from discontinued operations	—	—	0.07	—	(0.06)
Net income (loss) attributable to Bunge common shareholders	$7.71	$(9.34)	$1.64	$0.89	$5.01
Cash dividends declared per common share	$2.00	$2.00	$1.96	$1.80	$1.64
Weighted-average common shares outstanding—basic	140,693,658	141,492,289	140,968,980	140,365,549	139,845,124
Weighted-average common shares outstanding—diluted	149,689,816	141,492,289	141,703,783	141,265,077	148,226,475

	December 31,
(US$ in millions)	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and cash equivalents	$352	$320	$389	$601	$934
Inventories(1)	7,172	5,038	5,871	5,074	4,773
Working capital(2)	5,196	3,653	3,896	4,188	3,408
Total assets	23,655	18,317	19,425	18,871	19,188
Short-term debt, including current portion of long-term debt	2,836	1,278	1,169	319	1,195
Long-term debt	4,452	3,716	4,203	4,160	3,069
Convertible perpetual preference shares(3)	690	690	690	690	690
Common shares and additional paid-in-capital	5,409	5,330	5,279	5,227	5,144
Total equity	6,205	6,030	6,378	7,357	7,343

	Year ended December 31,
(in millions of metric tons)	2020	2019	2018	2017	2016
Other Data:
Volumes:
Agribusiness	143.0	140.0	146.3	142.9	134.6
Edible Oil Products	9.5	9.6	9.0	7.7	7.0
Milling Products	4.7	4.5	4.6	4.5	4.5
Sugar & Bioenergy (4)	0.3	3.8	6.5	9.4	8.8
Fertilizer	1.5	1.5	1.3	1.3	1.3
_______________________________________________________________________________

(1)Included in inventories were readily marketable inventories of $5,961 million, $3,934 million, $4,532 million, $4,056 million and $3,855 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively. Readily marketable inventories are agricultural commodity inventories, including soybeans, soybean meal, soybean oil, corn and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms.
(2)Working capital is calculated as current assets less current liabilities.
(3)Bunge has 6,899,683 4.875% cumulative convertible perpetual preference shares outstanding. Each cumulative convertible preference share has an initial liquidation preference of $100 per share plus accumulated and unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each cumulative convertible preference share is convertible, at the holder's option, at any time, into approximately 1.2585 Bunge Limited common shares (8,683,251 Bunge Limited common shares), subject to certain additional anti-dilution adjustments.
(4)In December 2019, we contributed our Brazilian sugar and bioenergy operations, which formed the majority of our Sugar and Bioenergy segment, into BP Bunge Bioenergia, a joint venture with the Brazilian biofuels business of BP p.l.c. As a result of this transaction, we no longer consolidate our sugar and bioenergy operations in Brazil in our consolidated financial statements and instead account for our interest in the joint venture under the equity method of accounting.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        The following should be read in conjunction with "Cautionary Statement Regarding Forward Looking Statements" and our combined consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K.
Operating Results
Factors Affecting Operating Results
    Bunge Limited, a Bermuda company, together with its subsidiaries, is a leading global agribusiness and food company with integrated operations that stretch from farmer to consumer. The commodity nature of the Company's principal products, as well as regional and global supply and demand variations that occur as an inherent part of the business, make volumes an important operating measure. Accordingly, information is included in "Segment Results" that summarizes certain items in our consolidated statements of income and volumes by reportable segment. The common unit of measure for all reported volumes is metric tons. A description of reported volumes for each reportable segment has also been included in the discussion of key factors affecting results of operations in each of our business segments as discussed below.
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
Edible Oils and Milling
    In Edible Oil Products and Milling Products segments, our operating results are affected by changes in the prices of raw materials, such as crude vegetable oils and grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita income, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the Edible Oil Products and Milling Products segments are largely sourced at market prices from our Agribusiness segment. Reported volumes in these segments reflect third-party sales of our finished products and, as such, include the sales of products derived from raw materials sourced from the Agribusiness segment as well as from third-parties. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
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
Sugar and Bioenergy
    Our Sugar and Bioenergy segment primarily comprises our 50% interest in BP Bunge Bioenergia, the joint venture formed in December 2019 by the combination of our Brazilian sugar and bioenergy operations with the Brazilian biofuels business of BP. Our Brazilian sugar and bioenergy operations formed the majority of our Sugar and Bioenergy segment through which we produced and sold sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North and Midwest regions of Brazil. BP Bunge Bioenergia is now the second largest operator by effective crushing capacity in the Brazilian sugarcane ethanol biofuel industry. As a result of this transaction, we no longer consolidate our Brazilian sugar and bioenergy operations in our consolidated financial statements and instead account for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results for 2020 include our share of the net earnings in BP Bunge Bioenergia, whereas our Sugar and Bioenergy results for 2019 reflect our former 100% ownership interest in the Brazilian sugar and bioenergy operations contributed to the Joint Venture. Although we are committed to supporting the growth and development of BP Bunge Bioenergia, our long-term goal is to seek strategic opportunities for our investment in the joint venture.
Profitability in this segment is affected by the profitability of the joint venture and, therefore the value of our investment and the amount and timing of distributions we receive, if any. In turn, the profitability of the joint venture is affected by the availability and quality of sugarcane, which impacts capacity utilization rates and the amount of sugar that can be extracted from the sugarcane, and by market prices of sugar and ethanol. The availability and quality of sugarcane is affected by many factors, including weather, geographical factors such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the yield decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five to seven consecutive harvests, depending on location. The joint venture owns and/or has partnership agreements to manage farmland on which it grows and harvests sugarcane and also purchases sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the state of São Paulo sugarcane, sugar and ethanol council, and are based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for the joint venture's products is affected by such factors as changes in global or regional economic conditions, the financial condition of customers and customer access to credit, worldwide consumption of food products, population growth rates, changes in per capita income and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane.
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
Income Taxes
    As a Bermuda exempted company, we are not subject to income taxes on income in our jurisdiction of incorporation.  However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 34%. The jurisdictions that significantly impact our effective tax rate are Brazil, the United States, Argentina and Bermuda. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction in which we operate, and the use of estimates and assumptions regarding future events.
Non-U.S. GAAP Financial Measures
    Total segment earnings before interest and taxes ("EBIT") is an operating performance measure used by our management to evaluate segment operating activities. Our management believes total segment EBIT is a useful measure of operating profitability, since the measure allows for an evaluation of the performance of its segments without regard to its financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in our industries. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure.
Cash provided by (used for) operating activities, adjusted is calculated by including the Proceeds from beneficial interested in securitized trade receivables with Cash provided by (used for) operating activities. Cash provided by (used for) operating activities, adjusted is a non-GAAP financial measure and is not intended to replace Cash provided by (used for) operating activities, the most directly comparable U.S. GAAP financial measure. Our management believes presentation of this measure allows investors to view our cash generating performance using the same measure that management uses in evaluating financial and business performance and trends.

2020 Overview
Net Income (Loss) Attributable to Bunge - For the year ended December 31, 2020, net income attributable to Bunge was $1,145 million, an increase of $2,425 million compared to a net loss attributable to Bunge of $1,280 million for the year ended December 31, 2019. The increase is due to higher Segment EBIT in our Core and Non-core segments, as further discussed in the Segment Overview and Results of Operations section below.
Earnings Per Common Share - Diluted - For the year ended December 31, 2020, net income attributable to Bunge common shareholders, diluted, was $7.71 per share, an increase of $17.05 per share, compared to a loss of $9.34 per share for the year ended December 31, 2019.
EBIT - For the year ended December 31, 2020, Total Segment EBIT was $1,633 million, an increase of $2,524 million compared to EBIT of $(891) million for the year ended December 31, 2019. The increase in Total Segment EBIT for the year ended December 31, 2020 was due to higher Segment EBIT in our Core and Non-core segments, as further discussed in the Segment Overview and Results of Operations section below, which provides a reconciliation of net income (loss) attributable to Bunge to Total Segment EBIT.
Income Tax (Expense) Benefit - Income tax expense was $248 million for the year ended December 31, 2020 compared to income tax expense of $86 million for the year ended December 31, 2019. The increase in income tax expense for the year ended December 31, 2020 was primarily due to higher pretax income, resulting from higher EBIT in our Core and Non-core segments, as noted above.

Liquidity and Capital Resources – At December 31, 2020, working capital, which equals total current assets less total current liabilities, was $5,196 million, an increase of $1,543 million, compared to working capital of $3,653 million at December 31, 2019. The increase in working capital is primarily due to increased readily marketable inventories ("RMI") purchases associated with strong farmer selling activity in Brazil during the twelve months ended December 31, 2020 as well as higher commodity prices at December 31, 2020.
Segment Overview and Results of Operations
Our operations are organized, managed and classified into five reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods.
We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Edible Oil Products, Milling Products, and Fertilizer segments.
Non-core operations comprise our Sugar and Bioenergy segment, which itself primarily comprises our 50% interest in BP Bunge Bioenergia, a joint venture formed with BP in December 2019 by the combination of our Brazilian sugar and bioenergy operations with the Brazilian biofuels business of BP. Therefore, our reported Sugar and Bioenergy results for 2020 include our share of the net earnings in BP Bunge Bioenergia, whereas our Sugar and Bioenergy results for 2019 reflect our former 100% ownership interest in the Brazilian sugar and bioenergy operations contributed to the joint venture.
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Effective January 1, 2020, we changed our segment reporting to separately disclose Corporate and Other activities from our reporting segments, as further described in Note 28- Segment Information. Certain reclassifications of prior period amounts within the reporting segments have been made to conform to current presentation.
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Net income (loss) attributable to Bunge	$1,145	$(1,280)	$267
Interest income	(22)	(31)	(31)
Interest expense	265	339	339
Income tax expense	248	86	179
(Income) loss from discontinued operations, net of tax	—	—	(10)
Noncontrolling interests' share of interest and tax	(3)	(5)	(7)
Total segment EBIT	$1,633	$(891)	$737
Agribusiness Segment EBIT	1,482	682	848
Edible Oil Products Segment EBIT	440	121	174
Milling Products Segment EBIT	78	88	114
Fertilizer Segment EBIT	85	62	46
Core Segment EBIT	2,085	953	1,182
Corporate and Other EBIT	(365)	(245)	(342)
Sugar & Bioenergy Segment EBIT	(87)	(1,599)	(103)
Non-core Segment EBIT	(87)	(1,599)	(103)
Total Segment EBIT	$1,633	$(891)	$737

Core Segments
Agribusiness Segment

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Volumes (in thousand metric tons)	142,959	139,968	146,309
Net sales	$29,529	$28,407	$32,206
Cost of goods sold	(27,749)	(27,314)	(30,759)
Gross profit	1,780	1,093	1,447
Selling, general and administrative expense	(517)	(487)	(531)
Foreign exchange gains (losses)	148	(34)	(122)
EBIT attributable to noncontrolling interests	(18)	2	(14)
Other income (expense) — net	43	65	41
Income (loss) from affiliates	46	43	27
Total Agribusiness Segment EBIT	$1,482	$682	$848

2020 Compared to 2019
Agribusiness segment Net sales increased by $1,122 million, or 4%, to $29,529 million for the year ended December 31, 2020, compared to $28,407 million for the year ended December 31, 2019. The net increase was due to the following:
•In Oilseeds, Net sales increased $1,586 million primarily due to higher soybean sales volumes and prices in our Chinese, Brazilian, European, and North American oilseed processing businesses, primarily driven by increased meal demand in China and increased oil demand in North America, higher sales volumes and prices in our European and Canadian oilseed processing businesses, and higher sales prices in our global oilseed trading and distribution businesses, partially offset by lower overall trading and distribution volumes.
•In Grains, Net sales decreased $464 million due to lower sales volumes and prices in our grain trading and distribution businesses, lower sales volumes and prices in our European grain origination business, and lower sales prices in our Brazilian origination business. These decreases were partially offset by higher volumes in our Brazilian grain origination business driven by increased farmer selling in response to depreciation of Brazilian real versus the U.S. dollar earlier in the year, and higher volumes in our North American grain origination business driven by increased demand from China following an easing of trade restrictions in place for much of the prior year.
Cost of goods sold increased by $435 million, or approximately 2%, to $27,749 million for the year ended December 31, 2020 compared to $27,314 million for the year ended December 31, 2019. The net increase was primarily due to the following:
•In Oilseeds, Cost of goods sold increased by $1,242 million due to higher Net sales in our oilseed processing and trading and distribution businesses, as described above, as well as unfavorable mark-to-market results in our oilseed processing businesses, partially offset by favorable translation impacts on industrial costs, as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the year, and non-recurring prior year property, plant and equipment (PP&E) impairment charges at various facilities associated with portfolio rationalization initiatives.
•In Grains, Cost of goods sold decreased by $807 million due to the decrease in Net sales noted above, risk management and optimization in our trading and distribution businesses, favorable translation impacts on industrial costs as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during the year, and non-recurring prior year PP&E impairment charges at various facilities associated with portfolio rationalization initiatives.
Gross profit increased by $687 million, or 63%, to $1,780 million for the year ended December 31, 2020, compared to $1,093 million for the year ended December 31, 2019. The increase was primarily due to the following:

•In Oilseeds, an increase of $344 million was due to higher Net sales in excess of Cost of goods sold, as described above.
•In Grains, an increase of $343 million was due to lower Cost of goods sold, which more than offset lower Net sales, primarily in our North American operations as described above.
SG&A expenses increased $30 million, or 6%, to $517 million for the year ended December 31, 2020, compared to $487 million for the year ended December 31, 2019. The increase was mainly due to higher variable incentive costs on the back of improved overall company profitability, partially offset by savings associated with ongoing cost initiatives, lower expenses due to COVID-19 travel restrictions, favorable translation impacts, as most currencies in which SG&A expenses are denominated depreciated versus the U.S. dollar during the year, and an $11 million prior year write-off of an indemnification asset associated with the reversal of an uncertain tax position.
Foreign exchange results increased $182 million, to a gain of $148 million for the year ended December 31, 2020, compared to a loss of $34 million for the year ended December 31, 2019. Foreign exchange results were primarily driven by gains on U.S. dollar denominated loans receivable in non-U.S. functional currency operations.
Other income (expenses) - net decreased $22 million, to income of $43 million for the year ended December 31, 2020, compared to income of $65 million for the year ended December 31, 2019. The decrease was primarily due to lower results from our financial services activities during the current year.
Segment EBIT increased $800 million, or 117%, to $1,482 million for the year ended December 31, 2020, compared to $682 million for the year ended December 31, 2019. The increase was primarily due to the following:
•In Oilseeds, an increase of $440 million was primarily due to higher Gross profit and increased foreign exchange results, as described above.
•In Grains, an increase of $360 million was primarily due to higher Gross profit and increased foreign exchange results as described above.
2019 Compared to 2018
Agribusiness segment Net sales decreased by $3,799 million, or 12%, to $28,407 million for the year ended December 31, 2019, compared to $32,206 million for the year ended December 31, 2018. The net decrease was due to the following:
•In Oilseeds, Net sales decreased $1,979 million due to lower average sales prices following increased global soybean meal availability due to increased Argentinian supply compared to the 2018 drought and limited harvest, coupled with lower Chinese demand as a result of the African Swine Fever outbreak.
•In Grains, Net sales decreased $1,820 million due to lower sales volumes in our grain origination, trading and distribution businesses, associated with lower supply in North America due to adverse weather conditions and the ongoing US-China trade dispute, and lower farmer selling in Brazil through much of 2019.
Cost of goods sold decreased by $3,445 million, or 11%, to $27,314 million for the year ended December 31, 2019, compared to $30,759 million for the year ended December 31, 2018. The net decrease was primarily due to the following:
•In Oilseeds, Cost of goods sold decreased by $1,669 million due to lower purchase prices and improved trading results in our oilseed businesses, partially offset by unfavorable mark-to-market results in our oilseed processing business, and approximately $87 million of impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives.
•In Grains, Cost of goods sold decreased by $1,776 million due to lower sales volumes and purchase prices in our grain origination, trading and distribution businesses, partially offset by stronger results in our ocean freight business.
Gross profit decreased by $354 million, or 24%, to $1,093 million for the year ended December 31, 2019, compared to $1,447 million for the year ended December 31, 2018. The net decrease was primarily due to the following:
•In Oilseeds, a decrease of $310 million was due to lower Net sales in excess of lower Cost of goods sold, as described above.
•In Grains, a decrease of $44 million was due to lower Net sales in excess of lower Cost of goods sold, as described above.

SG&A expenses decreased $44 million, or 8%, to $487 million for the year ended December 31, 2019, compared to $531 million for the year ended December 31, 2018. The decrease was mainly due to savings from actions associated with the Global Competitiveness Program ("GCP"), as well as lower charges recognized in connection with the execution of the GCP itself, in addition to depreciation of the Brazilian real against the U.S. dollar. These decreases were partially offset by impairment charges at facilities associated with portfolio rationalization initiatives and the write-off of a tax indemnification asset associated with the reversal of an uncertain tax position recorded in a previous year.
Foreign exchange gains (losses), on a net basis, increased $88 million, or 72%, to a loss of $34 million for the year ended December 31, 2019, compared to a loss of $122 million for the year ended December 31, 2018. Foreign exchange results are primarily driven by funding non-U.S. functional currency operations. Results in 2018 were primarily driven by the devaluation of the Argentine peso on U.S. dollar loans to fund operations in Argentina.
Other income (expenses) - net increased $24 million, to income of $65 million for the year ended December 31, 2019, compared to income of $41 million for the year ended December 31, 2018. The increase was primarily due to higher income earned from financial services activities and improved results from our soy crush investments in South America.
Segment EBIT decreased $166 million, or 20%, to $682 million for the year ended December 31, 2019, compared to $848 million for the year ended December 31, 2018. The net decrease was primarily due to the following:
•In Oilseeds, a decrease of $252 million was primarily due to lower profits in our oilseed processing business, including an unfavorable mark-to-market impact on forward contracts compared to the prior year.
•In Grains, an increase of $86 million was primarily due higher results in our ocean freight business, better results in our financial services businesses, lower SG&A expenses, and higher net foreign exchange results, partially offset by lower profits in our grain origination, trading and distribution businesses.
Edible Oil Products Segment

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Volumes (in thousand metric tons)	9,515	9,606	9,024
Net sales	$9,601	$9,186	$9,129
Cost of goods sold	(8,863)	(8,574)	(8,571)
Gross profit	738	612	558
Selling, general and administrative expense	(388)	(376)	(348)
Foreign exchange gains (losses)	(2)	(1)	(1)
EBIT attributable to noncontrolling interests	(3)	7	(12)
Other income (expense) — net	95	(121)	(23)
Total Edible Oils Products Segment EBIT	$440	$121	$174

2020 Compared to 2019
Edible oil products segment Net sales increased by $415 million, or 5%, to $9,601 million for the year ended December 31, 2020, compared to $9,186 million for the year ended December 31, 2019, due to higher sales volumes and prices in our business-to-consumer ("B2C") operations, driven by increased at-home consumption associated with COVID-19 stay-at-home orders, and higher prices in our business-to-business ("B2B") operations, partially offset by lower overall B2B volumes as lower food services volumes more than offset higher food processor volumes, again due to COVID-19. The year ended December 31, 2020 also benefited from $47 million of indirect tax credits related to the favorable resolution of a Brazilian indirect tax claim.
Cost of goods sold increased by $289 million, or 3%, to $8,863 million for the year ended December 31, 2020, compared to $8,574 million for the year ended December 31, 2019. The increase in Cost of goods sold was due to higher Net sales, partially offset by favorable translation impacts, unfavorable prior year mark-to-market results, and approximately $30 million of non-recurring prior year PP&E impairment charges at various facilities associated with portfolio rationalization initiatives.
Gross profit increased by $126 million, or 21%, to $738 million for the year ended December 31, 2020, compared to $612 million for the year ended December 31, 2019. The increase was primarily due to higher Net sales in excess of Cost of goods sold, primarily related to our consumer business margin expansion resulting from COVID-19 related supply shortage, as described above.
SG&A expenses increased $12 million, or 3%, to $388 million for the year ended December 31, 2020, compared to $376 million for the year ended December 31, 2019. The increase was primarily due to higher variable incentive costs on the back of improved overall company profitability, increased bad debt expense, partially offset by favorable translation impacts and lower travel costs associated with COVID-19 travel restrictions.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased by $10 million, to expense of $3 million for the year ended December 31, 2020, compared to income of $7 million for the year ended December 31, 2019. The decrease was primarily due to earnings before interest and tax associated with our non-wholly-owned Edible Oil Products subsidiaries, primarily Loders, for the year ended December 31, 2020, compared to losses before interest and tax in the same businesses for the year ended December 31, 2019, in both years primarily driven by factors mentioned above.
Other income (expenses) - net increased $216 million to income of $95 million for the year ended December 31, 2020 compared to expense of $121 million for the year ended December 31, 2019, due to a gain on the sale of our Brazilian margarine and mayonnaise assets, which closed in the fourth quarter of 2020, and a non-recurring prior year goodwill impairment charge of $108 million associated with Loders.
Segment EBIT increased by $319 million, or 264%, to $440 million for the year ended December 31, 2020, compared to $121 million for the year ended December 31, 2019. The increase was primarily due to higher Gross profit and Other income (expenses) - net, as described above.
2019 Compared to 2018
Edible oil products segment Net sales increased by $57 million, or 1%, to $9,186 million for the year ended December 31, 2019, compared to $9,129 million for the year ended December 31, 2018. Increased sales volumes driven by our acquisition of Loders on March 1, 2018, were offset by lower prices in the U.S., Europe, and Brazil.
Cost of goods sold increased slightly by $3 million, or zero percent, to $8,574 million for the year ended December 31, 2019, compared to $8,571 million for the year ended December 31, 2018. The small increase was due to impairment charges related to PP&E at various facilities associated with portfolio rationalization initiatives and indirect tax charges, partially offset by lower raw material prices in the U.S., Europe, and Brazil.
Gross profit increased by $54 million, or 10%, to $612 million for the year ended December 31, 2019, compared to $558 million for the year ended December 31, 2018. The increase was primarily due to higher sales volumes in the U.S. and Europe, and higher sales volumes and a more favorable product mix in Argentina. These increases were partially offset by the impairment charges and indirect tax charges noted above.
SG&A expenses increased $28 million, or 8%, to $376 million for the year ended December 31, 2019, compared to $348 million for the year ended December 31, 2018. The increase was driven by a full year ownership of Loders, as well as impairment charges related to the relocation of a distribution center in Brazil, partially offset by lower costs in Europe and Brazil due to depreciation of the euro and Brazilian real against the U.S. dollar, and from savings associated with the GCP.
Other income (expenses) - net increased $98 million, or 426%, to expense of $121 million for the year ended December 31, 2019 compared to expense of $23 million for the year ended December 31, 2018. The increase in expense was primarily due to a goodwill impairment charge of $108 million recorded in 2019 associated with our 2018 acquisition of Loders.
Segment EBIT decreased by $53 million, or 30%, to $121 million for the year ended December 31, 2019, compared to $174 million for the year ended December 31, 2018. The decrease was primarily due to the goodwill and other impairment charges discussed above, partially offset by higher gross profit in the U.S., Europe, and Argentina also discussed above.

Milling Products Segment

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Volumes (in thousand metric tons)	4,663	4,531	4,604
Net sales	$1,648	$1,739	$1,691
Cost of goods sold	(1,477)	(1,579)	(1,461)
Gross profit	171	160	230
Selling, general and administrative expense	(97)	(98)	(105)
Foreign exchange gains (losses)	6	4	2
EBIT attributable to noncontrolling interests	—	—	—
Other income (expense) — net	(1)	22	(13)
Income (loss) from affiliates	(1)	—	—
Total Milling Products Segment EBIT	$78	$88	$114

2020 Compared to 2019
Milling products segment Net sales decreased by $91 million, or 5%, to $1,648 million for the year ended December 31, 2020, compared to $1,739 million for the year ended December 31, 2019. The decrease was primarily due to lower average sales prices in Brazil and Mexico, and lower sales prices in our U.S. corn milling business, which more than offset higher volumes.
Cost of goods sold decreased by $102 million, or 6%, to $1,477 million for the year ended December 31, 2020, compared to $1,579 million for the year ended December 31, 2019. The decrease was due to lower Net sales, as described above, favorable translation impacts on industrial costs, following the depreciation of the Brazilian real and Mexican peso versus the U.S. dollar, and approximately $28 million of non-recurring prior year impairment charges associated with our U.S. extrusion business and portfolio rationalization initiatives.
Gross profit increased by $11 million, or 7%, to $171 million for the year ended December 31, 2020, compared to $160 million for the year ended December 31, 2019. The increase was due to a decrease in Cost of goods sold in excess of the decrease in Net sales, as described above.
SG&A expenses decreased by $1 million, or 1%, to $97 million for the year ended December 31, 2020, compared to $98 million for the year ended December 31, 2019 as favorable translation impacts and lower travel costs associated with COVID-19 restrictions were offset by higher variable compensation costs on the back of improved overall company profitability.
Other income (expense) - net decreased by $23 million, or 105%, to expense of $1 million for the year ended December 31, 2020, compared to income of $22 million for the year ended December 31, 2019. The decrease is primarily due a $19 million gain on the sale of two facilities in Brazil during the prior year.
Segment EBIT decreased by $10 million, or 11%, to $78 million for the year ended December 31, 2020, compared to $88 million for the year ended December 31, 2019. The decrease was primarily due to lower Other income (expense) - net, partially offset by higher Gross profit, as described above.
2019 Compared to 2018
Milling products segment Net sales increased by $48 million, or 3%, to $1,739 million for the year ended December 31, 2019, compared to $1,691 million for the year ended December 31, 2018. The increase was primarily driven by higher sales prices for wheat products in Brazil, the acquisition of two corn mills in the U.S. ("Minsa") during the first quarter of 2018, and higher sales prices in our U.S. rice milling business. These increases were partially offset by lower sales volumes in Mexico.
Cost of goods sold increased by $118 million, or 8%, to $1,579 million for the year ended December 31, 2019, compared to $1,461 million for the year ended December 31, 2018. The increase was primarily due to higher raw material costs in Brazil, higher raw material costs in our U.S. rice milling business, impairment charges associated with various portfolio rationalization initiatives, as well as additional costs associated with the acquisition of Minsa. These increases were partially offset by lower sales volumes in Mexico.

Gross profit decreased by $70 million, or 30%, to $160 million for the year ended December 31, 2019, compared to $230 million for the year ended December 31, 2018. The decrease was primarily associated with lower margins in Brazil, lower volumes in Mexico, and the impairment charges noted above.
SG&A expenses decreased by $7 million, or 7%, to $98 million for the year ended December 31, 2019, compared to $105 million for the year ended December 31, 2018. The decrease was primarily due to savings from the GCP and the depreciation of the Brazilian real against the U.S. dollar. Additionally, 2018 was impacted by acquisition costs related to Minsa.
Other income (expenses) - net increased $35 million, to income of $22 million for the year ended December 31, 2019, compared to expense of $13 million for the year ended December 31, 2018. The increase was primarily due to a gain on an arbitration settlement in the U.S. in 2019.
Segment EBIT decreased $26 million, or 23%, to $88 million for the year ended December 31, 2019, compared to $114 million for the year ended December 31, 2018. The decrease was primarily due to lower gross profit in Brazil and Mexico, as well as impairment charges associated with certain portfolio rationalization initiatives, partially offset by a gain on the sale of wheat milling assets in Brazil, an arbitration settlement gain, and lower overall SG&A expenses.

Fertilizer Segment

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Volumes (in thousand metric tons)	1,537	1,508	1,328
Net sales	$484	$520	$460
Cost of goods sold	(386)	(442)	(390)
Gross profit	98	78	70
Selling, general and administrative expense	(11)	(13)	(17)
Foreign exchange gains (losses)	—	—	(6)
EBIT attributable to noncontrolling interests	(2)	(3)	(2)
Other income (expense) — net	—	—	1
Income (loss) from affiliates	—	—	—
Total Fertilizer Segment EBIT	$85	$62	$46
2020 Compared to 2019
Fertilizer segment Net sales decreased by $36 million, or 7%, to $484 million for the year ended December 31, 2020, compared to $520 million for the year ended December 31, 2019. The decrease was due to lower average sales prices in Argentina and Brazil, partially offset by higher sales volumes in Argentina.
Cost of goods sold decreased by $56 million, or 13%, to $386 million for the year ended December 31, 2020, compared to $442 million for the year ended December 31, 2019. The decrease was primarily due to lower Net sales, as described above, as well as favorable translation impacts on industrial costs following the depreciation of the Brazilian real and Argentinian peso versus the U.S. dollar.
Gross profit increased $20 million, or 26%, to $98 million for the year ended December 31, 2020, compared to $78 million for the year ended December 31, 2019. The increase was primarily due to margin expansion resulting in higher Gross profit despite lower Net sales.
SG&A expenses decreased $2 million, or 15%, to $11 million for the year ended December 31, 2020, compared to $13 million for the year ended December 31, 2019. The decrease was primarily due to a current period bad debt recovery against a prior year provision, as well as favorable translation impacts.
Segment EBIT increased $23 million, or 37%, to $85 million for the year ended December 31, 2020, compared to $62 million for the year ended December 31, 2019. The increase was due to higher Gross profit and lower SG&A expenses, as described above.

2019 Compared to 2018
Fertilizer segment Net sales increased $60 million, or 13%, to $520 million for the year ended December 31, 2019, compared to $460 million for the year ended December 31, 2018. The increase was primarily due to higher sales volumes in Argentina.
Cost of goods sold increased $52 million, or 13%, to $442 million for the year ended December 31, 2019, compared to $390 million for the year ended December 31, 2018. The increase was primarily due to higher sales volumes.
Gross profit increased $8 million, or 11%, to $78 million for the year ended December 31, 2019, compared to $70 million for the year ended December 31, 2018. The increase was primarily due to higher sales volumes and favorable foreign currency impacts compared to the prior year.
SG&A expenses decreased $4 million, or 24%, to $13 million for the year ended December 31, 2019, compared to $17 million for the year ended December 31, 2018. The decrease was primarily due to bad debt recoveries during 2019.
Segment EBIT increased $16 million, or 35%, to $62 million for the year ended December 31, 2019, compared to $46 million for the year ended December 31, 2018. The increase was primarily due to higher Gross profit, lower overall expenses, and favorable foreign exchange results.

Corporate and Other

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Net sales	$—	$—	$—
Cost of goods sold	(5)	3	(22)
Gross profit	(5)	3	(22)
Selling, general and administrative expense	(345)	(339)	(348)
Foreign exchange gains (losses)	(2)	3	20
EBIT attributable to noncontrolling interests	—	—	—
Other income (expense) — net	(13)	88	8
Income (loss) from affiliates	—	—	—
Total Corporate and Other EBIT	$(365)	$(245)	$(342)

2020 Compared to 2019
Corporate and Other EBIT decreased $120 million, or 49%, to a loss of $365 million for the year ended December 31, 2020, compared to a loss of $245 million for the year ended December 31, 2019. The decrease is primarily due to higher current period variable incentive costs on the back of improved overall company profitability, $66 million in charges for a bad debt reserve in relation to a disputed account receivable balance stemming from a business transaction dating back to 2015 and positive prior year mark-to-market results on one of our corporate venture capital unit investments, partially offset by non-recurring prior year impairment charges and related employee severance costs associated with the relocation of our corporate headquarters and lower current period travel costs due to COVID-19 restrictions.
2019 Compared to 2018
Corporate and Other EBIT increased $97 million, or 28%, to a loss of $245 million for the year ended December 31, 2019, compared to a loss of $342 million for the year ended December 31, 2018. The increase is primarily due to our corporate venture capital unit activities, which benefited from the initial public offering of one of its investments, and subsequent gains on sales of such securities in 2019, partially offset by costs incurred with the relocation of our global headquarters.

Non-core Segment
Sugar & Bioenergy Segment

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Volumes (in thousand metric tons)	334	3,836	6,509
Net sales	$142	$1,288	$2,257
Cost of goods sold	(139)	(2,692)	(2,274)
Gross profit	3	(1,404)	(17)
Selling, general and administrative expense	—	(38)	(74)
Foreign exchange gains (losses)	—	(89)	6
EBIT attributable to noncontrolling interests	—	—	1
Other income (expense) — net	2	(65)	(23)
Income (loss) from affiliates	(92)	(3)	4
Total Sugar and Bioenergy Segment EBIT	$(87)	$(1,599)	$(103)

2020 Compared to 2019
Sugar and Bioenergy segment Net sales decreased by $1,146 million, or 89%, to $142 million for the year ended December 31, 2020, compared to $1,288 million for the year ended December 31, 2019. The decrease in Net sales was primarily due to the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, to the BP Bunge Bioenergia joint venture during the fourth quarter of 2019. Remaining sales comprise corn-based ethanol distribution activities in North America.
Cost of goods sold decreased by $2,553 million, or 95%, to $139 million for the year ended December 31, 2020, compared to $2,692 million for the year ended December 31, 2019. The decrease was primarily due to a significant non-recurring impairment charge in the third quarter of 2019, in addition to the decrease in Net sales resulting from the contribution of the majority of our Brazilian sugar and bioenergy operations to the BP Bunge Bioenergia joint venture during the fourth quarter of 2019, as described above.
Gross profit increased by $1,407 million, or 100%, to $3 million for the year ended December 31, 2020, compared to a loss of $1,404 million for the year ended December 31, 2019. The increase was due to a significant non-recurring impairment charge in the third quarter of 2019, in addition to the decrease in Net sales resulting from the contribution of the majority of our Brazilian sugar and bioenergy operations to the BP Bunge Bioenergia joint venture during the fourth quarter of 2019, as described above.
SG&A expenses were zero for the year ended December 31, 2020, compared to $38 million for the year ended December 31, 2019. The change was primarily due to the contribution of the majority of our Brazilian sugar and bioenergy operations to the BP Bunge Bioenergia joint venture during the fourth quarter of 2019, as discussed above.
Income (loss) from affiliates decreased by $89 million to a loss of $92 million for the year ended December 31, 2020, compared to a loss of $3 million for the year ended December 31, 2019. The decrease was due to our share of losses associated with our investment in the BP Bunge Bioenergia joint venture.
Segment EBIT increased $1,512 million, or 95%, to a loss of $87 million for the year ended December 31, 2020, from a loss of $1,599 million for the year ended December 31, 2019. The increase was mainly due to a significant non-recurring impairment taken in 2019 and lower SG&A in 2020, partially offset by a decrease in Income (loss) from affiliates, as described above.
2019 Compared to 2018
Sugar and Bioenergy segment Net sales decreased $969 million, or 43%, to $1,288 million for the year ended December 31, 2019, compared to $2,257 million for the year ended December 31, 2018. The decrease was primarily due to the exiting of our international trading and merchandising business in 2018, as well as lower global sugar sales volumes and prices, partially offset by higher ethanol sales volumes and prices in Brazil. Additionally, in December 2019 we contributed our Brazilian sugar and bioenergy operations to our then-newly-formed joint venture, BP Bunge Bioenergia, as discussed above.

Cost of goods sold increased $418 million, or 18%, to $2,692 million for the year ended December 31, 2019, compared to $2,274 million for the year ended December 31, 2018. The increase was primarily due to non-recurring impairment charges of $1,524 million associated with the contribution of our Brazilian sugar and bioenergy operations to the BP Bunge Bioenergia joint venture, as discussed above. This increase was partially offset by lower costs aligned with the decrease in Net sales noted above.
Gross profit decreased $1,387 million, or 8,159%, to a loss of $1,404 million for the year ended December 31, 2019, compared to a loss of $17 million for the year ended December 31, 2018. The decrease was primarily associated with lower sales and higher costs of goods sold, including the non-recurring impairment charges associated with the contribution of our Brazilian sugar and bioenergy operations to the BP Bunge Bioenergia joint venture, as discussed above.
SG&A expenses decreased $36 million, or 49%, to $38 million for the year ended December 31, 2019, compared to $74 million for the year ended December 31, 2018. The decrease was primarily associated with the exiting of our international trading and merchandising business in 2018, lower bad debt expenses, savings and lower costs associated with the GCP, the impact of depreciation of the Brazilian real against the U.S. dollar, as well as the contribution of our Brazilian sugar and bioenergy operations to the BP Bunge Bioenergia joint venture, as discussed above.
Foreign exchange gains (losses), on a net basis, decreased $95 million, or 1,583%, to a loss of $89 million for the year ended December 31, 2019, compared to a gain of $6 million for the year ended December 31, 2018. Foreign exchange losses in 2019 were primarily associated with intercompany loans related to our Brazilian sugar and bioenergy operations that were classified as held for sale in the third quarter of 2019. Previously, these loans were classified as permanently invested and any related foreign exchange impact was recorded in Other comprehensive income (loss). However, upon classification of our sugar and bioenergy operations as held for sale, such loans could no longer be determined to be permanently invested. As such, any foreign exchange impact was recorded in the consolidated statement of income.
Other income (expense) - net was a loss of $65 million for the year ended December 31, 2019, compared to a loss of $23 million for the year ended December 31, 2018. The increase in expense was primarily related to charges associated with the contribution of our Brazilian sugar and bioenergy operations to our newly formed joint-venture, BP Bunge Bioenergia, as discussed above.
Segment EBIT decreased by $1,496 million, or 1,452% to a loss of $1,599 million for the year ended December 31, 2019, compared to a loss of $103 million for the year ended December 31, 2018. The decrease was mainly due to $1,673 million in non-recurring charges incurred in 2019 associated with the contribution of our Brazilian sugar and bioenergy operations to the BP Bunge Bioenergia joint venture, as discussed above.

Interest—A summary of consolidated interest income and expense follows:

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Interest income	$22	$31	$31
Interest expense	(265)	(339)	(339)
Interest income decreased $9 million to $22 million for the year ended December 31, 2020, compared to $31 million for the year ended December 31, 2019. Interest expense decreased $74 million to $265 million for the year ended December 31, 2020, compared to $339 million for the year ended December 31, 2019. The net decrease was the result of lower average interest rates on outstanding debt during the current year.
Interest income remained constant during 2019 and 2018 at $31 million. Interest expense also remained constant at $339 million in 2019 and 2018. Average debt balances were lower in 2019 than in 2018, however total interest expense remained flat due to interest rates applicable to our overall debt mix.

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

Working Capital

	As of December 31,
US$ in millions, except current ratio	2020	2019
Cash and cash equivalents	$352	$320
Trade accounts receivable, net	1,717	1,705
Inventories	7,172	5,038
Other current assets(1)	6,940	3,185
Total current assets	$16,181	$10,248
Short-term debt	$2,828	$771
Current portion of long-term debt	8	507
Trade accounts payable	2,636	2,842
Current operating lease obligations	235	216
Other current liabilities(2)	5,278	2,259
Total current liabilities	$10,985	$6,595
Working capital(3)	$5,196	$3,653
Current ratio(3)	1.47	1.55
(1)Comprises Assets held for sale and Other current assets
(2)Comprises Liabilities held for sale and Other current liabilities

(3)Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities

Working capital was $5,196 million at December 31, 2020, an increase of $1,543 million, or 42%, from working capital of $3,653 million at December 31, 2019.
Cash and Cash Equivalents - Cash and cash equivalents were $352 million at December 31, 2020, an increase of $32 million from $320 million at December 31, 2019. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short-term deposits with highly rated financial institutions and in U.S. government securities.
Trade accounts receivable, net - Trade accounts receivable, net were $1,717 million at December 31, 2020, an increase of $12 million from $1,705 million at December 31, 2019. The increase is primarily due to the timing of collections in our trading and distribution business, mostly offset by negative foreign exchange impacts in Brazil, and the recording of a bad debt reserve in relation to collection proceedings involving an historical outstanding account receivable due from a customer.

Inventories - Inventories were $7,172 million at December 31, 2020, an increase of $2,134 million from $5,038 million at December 31, 2019. The increase is primarily related to an increase in RMI resulting from higher commodity prices in the current year, coupled with increased inventory quantities on hand following our deliberate decision to increase volumes during the year to optimize our earnings potential.
RMI comprises agricultural commodity inventories, including soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $5,961 million and $3,934 million at December 31, 2020 and December 31, 2019, respectively (see Note 5- Inventories, to our consolidated financial statements included as part of this Annual Report on Form 10-K).
Other current assets - Other current assets were $6,940 million at December 31, 2020, an increase of $3,755 million from $3,185 million at December 31, 2019. The increase is primarily due to unrealized gains on derivative contracts, as well as the reclassification of certain of our U.S. grain assets and our oils refinery in Rotterdam, Netherlands as held for sale (see Note 2- Portfolio Rationalization Initiatives, to our consolidated financial statements).

Short-term debt - Short-term debt, including the current portion of long-term debt, was $2,836 million at December 31, 2020, an increase of $1,558 million from $1,278 million at December 31, 2019. The increase was to fund higher seasonal working capital levels, primarily RMI.

Trade accounts payable - Trade accounts payable were $2,636 million at December 31, 2020, a decrease of $206 million from $2,842 million at December 31, 2019. The decrease is due to the timing of payments on account as well as the reclassification of liabilities associated with certain of our U.S. grain assets and our oils refinery in Rotterdam, Netherlands as held for sale.

Other current liabilities - Other current liabilities were $5,278 million at December 31, 2020, an increase of $3,019 million from $2,259 million at December 31, 2019. The increase is primarily due to unrealized losses on derivative contracts and Liabilities held for sale (see Note 2- Portfolio Rationalization Initiatives, to our consolidated financial statements).

Debt
Financing Arrangements and Outstanding Indebtedness—We conduct most of our financing activities through a centralized financing structure that provides the company efficient access to debt and capital markets. This structure includes a master trust, of which the primary assets consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.
Revolving Credit Facilities—At December 31, 2020, we had $5,565 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $4,072 million was unused and available. The following table summarizes these facilities as of the periods presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	December 31, 2020	December 31, 2020	December 31, 2019

Commercial Paper	2023	$600	$549	$—
Revolving Credit Facilities	2021 - 2023	4,965	944	—
Total		$5,565	$1,493	$—

On October 22, 2020, we entered into an unsecured $1,250 million 364-day Revolving Credit Agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $1,000 million tranche (“Tranche A”) and a $250 million tranche (“Tranche B”). Borrowings under the Credit Agreement will bear interest at LIBOR plus an applicable margin, as defined in the Credit Agreement. Each lender under Tranche A is required to fund all borrowing requests delivered by us unless such lender has delivered a declining lender notice to the administrative agent by 9.00am (New York City time) on the date such borrowing request is delivered. The lenders under Tranche B do not have the right to deliver a declining lender notice to us. We may also, from time to time, request one or more of the existing or new lenders to increase the total participations and commitments under Tranche A and Tranche B of the Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. The Credit Agreement matures on October 21, 2021. We had $250 million outstanding at December 31, 2020, under the Revolving Credit Facility.
We had $554 million of borrowings outstanding at December 31, 2020 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2022 (the ‘‘$1.75 Billion 2022 Facility’’). Borrowings under the $1.75 Billion 2022 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. The applicable margin is also subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the $1.75 Billion 2022 Facility. Amounts under the $1.75 Billion 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.75 Billion 2022 Facility by up to $250 million pursuant to an accordion provision.

We had no borrowings outstanding at December 31, 2020 under our unsecured $1,100 million five-year syndicated revolving credit agreement (the "Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the Credit Agreement will bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the Credit Agreement by up to $200 million pursuant to an accordion provision.
We had $140 million of borrowings outstanding at December 31, 2020 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "2022 Facility"). Borrowings under the 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At December 31, 2020, $549 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2020 there were $550 million of borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt—Our short and long-term debt increased by $2,294 million at December 31, 2020 from December 31, 2019, primarily due to increased working capital requirements at the end of the year. For the year ended December 31, 2020, our average short and long-term debt outstanding was approximately $6,100 million compared to approximately $6,142 million for the year ended December 31, 2019. Our long-term debt outstanding balance, including the current-portion of such long-term debt, was $4,460 million at December 31, 2020 compared to $4,223 million at December 31, 2019. The following table summarizes our short-term debt activity at December 31, 2020.

(US$ in millions)	Outstanding Balance at December 31, 2020	Weighted Average Interest Rate at December 31, 2020	Highest Balance Outstanding During 2020	Average Balance During 2020	Weighted Average Interest Rate During 2020
Bank Borrowings (1)	$2,279	6.75%	$2,565	$1,272	7.30%
Commercial Paper	549	0.27%	599	341	0.80%
Total	$2,828	5.49%		$1,613	5.92%

(1)Includes $558 million of local currency borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a local currency based weighted average interest rate of 24.54% as of December 31, 2020.

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

The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2020	2019
Short-term debt: (1)
Short-term debt (2)	$2,828	$771
Current portion of long-term debt	8	507
Total short-term debt	2,836	1,278
Long-term debt:
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A)	297	281
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.50% Senior Notes due 2020	—	499
3.00% Senior Notes due 2022	399	398
1.85% Senior Notes due 2023 - Euro	982	899
4.35% Senior Notes due 2024	597	596
1.63% Senior Notes due 2025	595	—
3.25% Senior Notes due 2026	696	696
3.75% Senior Notes due 2027	595	595
Other	210	170
Subtotal	4,460	4,223
Less: Current portion of long-term debt	(8)	(507)
Total long-term debt (3)	4,452	3,716
Total debt	$7,288	$4,994

(1)    Includes secured debt of $1 million and $1 million at December 31, 2020 and December 31, 2019, respectively.
(2)    Includes $558 million and $348 million of local currency borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a weighted average interest rate of 24.54% and 27.16% as of December 31, 2020 and December 31, 2019, respectively.
(3)    Includes secured debt of $5 million and $15 million at December 31, 2020 and December 31, 2019, respectively.
We have also entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding standby letter of credit agreements and surety bonds aggregated to $1,226 million and $1,156 million as of December 31, 2020 and 2019, respectively.
Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2020 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB	Stable
Moody's	P-1	Baa3	Stable
Fitch	F1	BBB-	Stable

(1)Short-term rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
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

Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2020.
Trade Receivable Securitization Program—The Company, and certain of its subsidiaries participate in a trade receivable securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers") that provides for funding of up to $800 million against receivables sold into the Program. The Program, which provides us with an additional source of liquidity, terminates on May 26, 2021.
Our risk of loss following the sale of the trade receivables under the program is limited to the deferred purchase price receivable (the "DPP"), which at December 31, 2020 and 2019 had a fair value of $177 million and $105 million, respectively, and is included in other current assets in our consolidated balance sheets (see Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program, to our consolidated financial statements included as part of this Annual Report on Form 10-K). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2020, 2019 and 2018 were insignificant.
Interest Rate Swap Agreements—We may use interest rate swaps as hedging instruments and record the swaps at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in the fair value due to changes in benchmark interest rates.
Equity—Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2020	2019
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,408	5,329
Retained earnings	7,236	6,437
Accumulated other comprehensive income	(6,246)	(5,624)
Treasury shares, at cost (2020—15,428,313 and 2019—12,882,313)	(1,020)	(920)
Total Bunge shareholders' equity	6,069	5,913
Noncontrolling interests	136	117
Total equity	$6,205	$6,030
Total Bunge shareholders' equity was $6,069 million at December 31, 2020 compared to $5,913 million at December 31, 2019. The increase in Bunge shareholders' equity during the year ended December 31, 2020 was primarily due to $1,145 million of Net income attributable to Bunge, offset by $622 million of Other comprehensive loss, primarily currency translation adjustment, $282 million and $34 million of declared dividends to common and preferred shareholders, respectively, and $100 million of common share repurchases.
Noncontrolling interest increased to $136 million at December 31, 2020 from $117 million at December 31, 2019 primarily due to Net income attributable to our noncontrolling interest entities, offset by dividends paid to non-controlling interest holders.
At December 31, 2020, we had 6,899,683 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.2585 Bunge Limited common shares, based on the conversion price of $79.4592 per share, subject to certain additional anti-dilution adjustments (which represents 8,683,251 Bunge Limited common shares at December 31, 2020). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.

Share repurchase program - In May 2015, we established a program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Bunge repurchased 2,546,000 common shares under this program during the year ended December 31, 2020, for $100 million. Total repurchases under the program from its inception in May 2015 through December 31, 2020 were 7,253,440 shares for $400 million.

Cash Flows

	Year ended December 31,
US$ in millions	2020	2019	2018
Cash provided by (used for) operating activities	$(3,536)	$(808)	$(1,264)
Cash provided by (used for) investing activities	1,813	1,503	410
Cash provided by (used for) financing activities	1,763	(771)	631
Effect of exchange rate changes on cash and cash equivalents and restricted cash	19	5	11
Net increase (decrease) in cash and cash equivalents and restricted cash	$59	$(71)	$(212)
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
2020 Compared to 2019
For the year ended December 31, 2020, our cash and cash equivalents, and restricted cash increased $59 million, compared to a decrease of $71 million for the year ended December 31, 2019.
Operating: Cash used for operating activities was $3,536 million for the year ended December 31, 2020, an increase of $2,728 million compared to cash used for operating activities of $808 million for the year ended December 31, 2019. The increase was due to higher working capital funding requirements, primarily RMI and proceeds from beneficial interests in securitized trade receivables, both primarily driven by higher commodity prices, partially offset by higher net income during the year ended December 31, 2020.

	Year ended December 31,
US$ in millions	2020	2019
Cash provided by (used for) operating activities	$(3,536)	$(808)
Proceeds from beneficial interest in securitized trade receivables	1,943	1,312
Cash provided by (used for) operating activities, adjusted	$(1,593)	$504
Cash used for operating activities, adjusted for proceeds from beneficial interest in securitized trade receivables was $1,593 million for the year ended December 31, 2020, compared to cash provided by operating activities of $504 million for the year ended December 31, 2019. The change in cash provided by (used for) operating activities is due to higher working capital funding requirements, primarily RMI, partially offset by higher net income during the year ended December 31, 2020.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the year ended December 31, 2020 we recorded a foreign currency gain on net debt of $206 million versus a foreign currency loss on net debt for the year ended December 31, 2019 of $139 million, which were included as adjustments to reconcile Net income to Cash used for operating activities in the line item “Foreign exchange (gain) loss on net debt” in our consolidated statements of cash flows. This adjustment is required as these losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $1,813 million for the year ended December 31, 2020 compared to $1,503 million for the year ended December 31, 2019, an increase of $310 million. The increase was primarily due to higher proceeds from beneficial interests in securitized trade receivables, lower capital expenditures, and higher cash inflows from settlements of net investment hedges, offset by lower net proceeds from investments and the divestiture of businesses and property, plant and equipment for the year ended December 31, 2020.
For the year ended December 31, 2020, cash from beneficial interests in securitized trade receivables was $1,943 million. In addition, we received proceeds from investments of $305 million, primarily promissory notes related to financial services investments, which were more than offset by payments of $337 million for such investments. We also made payments for capital expenditures of $365 million related to capital projects at various facilities. For the year ended December 31, 2019, cash from beneficial interests in securitized trade receivables was $1,312 million. In addition, we received proceeds from investments of $449 million, primarily from promissory notes related to financial services investments, partially offset by payments of $393 million made for such investments. We also made payments for capital expenditures of $524 million, which primarily related to the replanting of sugarcane in our Brazilian sugar and biofuels business that was contributed to the BP Bunge Bioenergia joint venture in late 2019, as well as other capital projects at various facilities.
Financing: Cash provided by financing activities was $1,763 million for the year ended December 31, 2020, an increase of $2,534 million, compared to cash used by financing activities of $771 million for the year ended December 31, 2019,
For the year ended December 31, 2020, we had net cash proceeds from short-term and long-term debt of $2,202 million, primarily used to fund seasonal working capital requirements, mostly comprising RMI. We also paid dividends of $316 million to our common shareholders and holders of our convertible preference shares, and repurchased $100 million of common shares. For the year ended December 31, 2019, net cash repayments from short-term and long-term debt were $438 million, primarily due to lower overall debt needs following the transfer of our industrial sugar business in Brazil to the BP Bunge Bioenergia joint venture. In addition, we paid dividends of $317 million to our common shareholders and holders of our convertible preference shares.
2019 Compared to 2018
In 2019, our cash and cash equivalents, and restricted cash decreased by $71 million, compared to a decrease of $212 million in 2018.
Operating: Cash used for operating activities was $808 million for the year ended December 31, 2019, compared to cash used for operating activities of $1,264 million for the year ended December 31, 2018. Net cash outflows from operating activities was lower for the year ended December 31, 2019, primarily due to the lower use of cash associated with beneficial interests in securitized trade receivables, partially offset by higher working capital requirements, when compared to the year ended December 31, 2018.

	Year ended December 31,
US$ in millions	2019	2018
Cash provided by (used for) operating activities	$(808)	$(1,264)
Proceeds from beneficial interest in securitized trade receivables	1,312	1,888
Cash provided by (used for) operating activities, adjusted	$504	$624
Cash provided by operating activities, adjusted for proceeds from beneficial interest in securitized trade receivables was $504 million for the year ended December 31, 2019, compared to $624 million for the year ended December 31, 2018. The decrease was due to lower net income and higher working capital requirements when compared to the year ended December 31, 2018.
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
Investing: Cash provided by investing activities was $1,503 million for the year ended December 31, 2019 compared to cash provided by investing activities of $410 million for the year ended December 31, 2018. During 2019, payments were made for capital expenditures of $524 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil, which were subsequently transferred to the BP Bunge Bioenergia joint venture in December 2019, as well as other capital projects at various facilities. In addition, payments were made for investments of $393 million, primarily related to deposits in South America and promissory notes related to financial services, which were more than offset by proceeds from such investments and the sale of equity securities associated with an investment subsequent to its initial public offering of $449 million. Cash provided by investing activities was primarily associated with proceeds of $1,312 million from beneficial interests in securitized trade receivables and $729 million from the divestiture of businesses and disposals of property, plant, and equipment. During 2018, payments were made for capital expenditures of $493 million, primarily related to replanting of sugarcane for our industrial sugar business in Brazil, which were subsequently transferred to the BP Bunge Bioenergia joint venture in December 2019, and the upgrade of our crush facility in Italy, as well as other capital projects at various facilities. In addition, we acquired Loders for $908 million, net of cash acquired, and Minsa USA for $73 million, net of cash acquired. Further, payments were made for investments of $1,184 million, primarily related to deposits, treasuries and bonds in South America related to financial services, which were substantially offset by proceeds from such investments of $1,098 million. Cash provided by investing activities was primarily associated with proceeds of $1,888 million from beneficial interests in securitized trade receivables, as well as cash inflows related to settlements of net investment hedges of $66 million in the year ended December 31, 2018, primarily driven by the depreciation of the Brazilian real relative to the U.S. dollar in 2018.
Financing: Cash used for financing activities was $771 million in the year ended December 31, 2019, compared to cash provided by financing activities of $631 million for the year ended December 31, 2018. For the year ended December 31, 2019, net cash repayments from short-term and long-term debt were $438 million, primarily related to lower overall debt needs following the transfer of our industrial sugar business in Brazil to the BP Bioenergia joint venture. In addition, we paid dividends of $317 million to our common shareholders and holders of our convertible preference shares. For the year ended December 31, 2018, net cash proceeds from short-term and long-term debt were $956 million, primarily related to the funding of acquisitions, capital expenditures and working capital needs. In 2018, dividends paid to our common shareholders and holders of our convertible preference shares were $305 million.
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
Because Brazilian farmer credit exposures are denominated in local currency, reported values are impacted by movements in the value of the Brazilian real when translated into U.S. dollars. From December 31, 2019 to December 31, 2020, the Brazilian real depreciated by approximately 23%, decreasing the reported farmer credit exposure balances when translated into U.S. dollars.
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
Interest earned on secured advances to suppliers of $31 million, $26 million and $30 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in Net sales in the consolidated statements of income.

The table below shows details of prepaid commodity contracts and secured advances to suppliers outstanding at our Brazilian operations as of the dates indicated. See Note 6- Other Current Assets and Note 12- Other Non-Current Assets, to our consolidated financial statements included as part of this Annual Report on Form 10-K for more information.

	December 31,
(US$ in millions)	2020	2019
Prepaid commodity contracts	$141	$98
Secured advances to suppliers (current)	374	336
Total (current)	515	434
Commodities not yet priced(1)	(30)	(9)
Net	485	425
Secured advances to suppliers (non-current)	81	134
Total (current and non-current)	566	559
Allowance for uncollectible amounts (current and non-current)	$(43)	$(65)

(1)Commodities delivered by suppliers that are yet to be priced are reflected at prevailing market prices at December 31, 2020 and 2019.
Capital Expenditures
Our cash payments made for capital expenditures were $365 million, $524 million and $493 million for the years ended December 31, 2020, 2019 and 2018, respectively. We intend to make capital expenditures of approximately $450 million in 2021. Our priorities for 2021 are to maintain the cash generating capacity of our assets through non-discretionary projects, such as maintenance, safety and compliance, as well as discretionary investment in growth and productivity projects, focusing on our strategy to strengthen our oilseeds platform, increase participation in biofuels and plant-based proteins, as well as growing our value added oils business. We intend to fund these capital expenditures primarily with cash flows from operations.
Off-Balance Sheet Arrangements
Guarantees
We have issued or were party to the following guarantees at December 31, 2020:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$267
Residual value guarantee (2)	258
Total	$525

(1)We have issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates and in connection therewith has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at December 31, 2020, our potential liability was $245 million and we have recorded a $12 million obligation related to these guarantees.
(2)We have issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2021 through 2026. At December 31, 2020, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 27- Leases, to our consolidated financial statements).

We have provided a guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
In addition, we have provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued by, our subsidiaries. At December 31, 2020, our consolidated balance sheet includes debt with a carrying amount of $6,760 million related to these guarantees. This debt includes the senior notes issued by two of our 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

Contractual Obligations
The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2021	2022 - 2023	2024 - 2025	2026 and thereafter
Short-term debt	$2,828	$2,828	$—	$—	$—
Long-term debt(1)	4,387	13	1,497	1,584	1,293
Variable interest rate obligations	15	6	7	2	—
Interest obligations on fixed rate debt	484	120	198	112	54
Non-cancelable lease obligations(2)	925	261	365	168	131
Capital commitments	51	51	—	—	—
Freight supply agreements(3)	101	101	—	—	—
Inventory purchase commitments	641	628	13	—	—
Power supply purchase commitments	82	32	22	17	11
Other commitments and obligations(4)	136	53	57	23	3
Total contractual cash obligations(5)	$9,650	$4,093	$2,159	$1,906	$1,492

(1)Excludes components of long-term debt attributable to fair value hedge accounting of $92 million and deferred financing fees and unamortized premiums of $19 million.
(2)Represents future minimum payments under non-cancelable leases with initial terms of one year or more. Minimum lease payments have not been reduced by minimum sublease income receipts of $23 million due in future periods under non-cancelable subleases.
(3)Represents purchase commitments for time on ocean freight vessels and railroad freight lines for the purpose of transporting agricultural commodities. The ocean freight service agreements are short term contracts with a duration of less than a year. Ocean freight service agreements with terms in excess of one year are included in non-cancelable lease obligations. The railroad freight service agreements require a minimum monthly payment regardless of the actual level of freight services used. The costs of our freight supply agreements are typically passed through to our customers as a component of the prices we charge for our products. However, changes in the market value of such freight services compared to the rates at which we have contracted them may affect margins on the sales of agricultural commodities.
(4)Represents other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.
(5)Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2020, Bunge had uncertain income tax liabilities of $52 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 14- Income Taxes to our consolidated financial statements.

Employee Benefit Plans
We expect to contribute $21 million to our defined benefit pension plans and $4 million to our postretirement benefit plans in 2021.

Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. GAAP requires management to make substantial judgment or estimation in their application that may significantly affect reported amounts in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
Offsetting
In the normal course of its operations we routinely enter into transactions resulting in the recognition of assets and liabilities stemming from unconditional obligations, for example trade receivables and trade payables, or conditional obligations, for example unrealized gains and losses on derivative contracts at fair value, with the same counterparty. We generally record all such assets and liabilities on a gross basis, even when they are subject to master netting agreements.
However, we also engage in various trade structured finance activities to leverage the value of our global trade flows. These activities include programs under which we generally obtain U.S. dollar-denominated letters of credit (“LCs”), each based on an underlying commodity trade flow, from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables when all related assets and liabilities are subject to legally enforceable set-off agreements and the criteria of ASC 210-20, Offsetting, has been met. Cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
Translation of Foreign Currency Financial Statements
Our reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency. As such, amounts included in the consolidated statements of income, comprehensive income (loss), cash flows, and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then such foreign entity's financial statements are remeasured as if the functional currency were the reporting currency.
    We have significant operations in Argentina and, up until June 30, 2018, had utilized the official exchange rate of the Argentine peso published by the Argentine government when recording applicable transactions and remeasuring applicable assets and liabilities in its financial statements. Argentina has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates, requiring the Argentine government to take mitigating actions. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, our Argentine subsidiaries changed their functional currency to the U.S. Dollar. This change in functional currency did not have a material impact on our consolidated financial statements.
Foreign Currency Transactions
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in our consolidated statements of income as Foreign exchange gain (loss) unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is not planned or anticipated in the foreseeable future. Gains or losses arising from remeasurement of such transactions are reported as a component of Accumulated other comprehensive income (loss) in our consolidated balance sheets.

Inventories and Derivatives
Our RMI, forward RMI purchase and sale contracts, and exchange traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs. We estimate fair values of commodity inventories and forward purchase and sale contracts on these inventories based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or over-the-counter ("OTC") markets with appropriate adjustments for differences in local markets where our inventories are located. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. The significant unobservable inputs for RMI and physically settled forward purchase and sale contracts relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, we use proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums, and discounts in our contracts. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of Cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as Inventories and unrealized gains and losses on derivative contracts in the consolidated balance sheets and Cost of goods sold in the consolidated statements of income, respectively, could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as Inventories, Unrealized gains and losses on derivative contracts, and Cost of goods sold could differ.
Allowances for Uncollectible Accounts
Trade Accounts Receivable—Trade accounts receivable is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. We establish allowances for uncollectible trade accounts receivable based on lifetime expected credit losses utilizing an aging schedule for each pool of trade accounts receivable. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of our trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined that collection of the balance is unlikely.
Specifically, in establishing appropriate default rates as of December 31, 2020, we took into consideration expected impacts on our customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on our financial statements.
We record and report accrued interest receivable within the same line item as the related receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. We recognize credit loss expense when establishing an allowance for accrued interest receivable.
Secured Advances to Suppliers—Secured advances to suppliers is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Secured advances to suppliers are expected to be settled through delivery of non-cash assets and as such, allowances are established when collection is not probable. We establish an allowance for secured advances to suppliers, generally farmers and resellers of grain, based on historical experience, farming economics and other market conditions as well as specific customer collection issues. Uncollectible accounts are written off when a settlement is reached for an amount below the outstanding historical balance or when we have determined that collection is unlikely.
Secured advances to suppliers bear interest at contractual rates that reflect current market interest rates at the time of the transaction. There are no deferred fees or costs associated with these receivables. As a result, there are no imputed interest amounts to be amortized under the interest method. Interest income is calculated based on the terms of the individual agreements and is recognized on an accrual basis.
We follow accounting guidance on the disclosure of the credit quality of financing receivables and the allowance for credit losses, which requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes. Under this guidance, secured advances to suppliers are considered impaired, based on current information and events, if we determine it probable that all amounts due under the original terms of the receivable will not be collected. Recognition of interest income is suspended once the borrower defaults on the originally scheduled delivery of agricultural commodities as the collection of future income is determined not to be probable. No additional interest income is accrued from the point of default until ultimate recovery, at which time amounts collected are credited first against the receivable and then to any unrecognized interest income.

Goodwill
When we acquire a business, the consideration is first assigned to identifiable assets and liabilities, including intangible assets, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, including market participants, projected growth rates, the amounts and timing of future cash flows, and the discount rates applied to the cash flows. Determining the useful life of an asset also requires significant judgment.
Our goodwill balance is not amortized to expense. Instead, it is tested for impairment at least annually. We generally perform our annual impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, we perform an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, we: (1) determine our reporting units; (2) allocate goodwill to our various reporting units to which the acquired goodwill relates; (3) determine the carrying value, or book value, of our reporting units; (4) estimate the fair value of each reporting unit using a discounted cash flow model and/or using market multiples; (5) compare the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, we recognize an impairment charge for such amount, but not exceeding the total amount of goodwill allocated to that reporting unit.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including the identification of our reporting units, identification and allocation of the assets and liabilities to each of our reporting units, and determination of fair value. In estimating the fair value of a reporting unit for the purposes of our annual or periodic impairment analysis, we make estimates and significant judgments about the future cash flows of that reporting unit aligned with management’s strategic business plans. Changes in judgment related to these assumptions and estimates could result in goodwill impairment charges. We believe the assumptions and estimates used are appropriate based on the information currently available to management. Estimates based on market earnings multiples of peer companies identified for the reporting unit may also be used, where available. Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment.
During the fourth quarter of 2020, we performed our annual impairment assessment and determined the estimated fair values of each of our goodwill reporting units exceeded each of their carrying values. See Note 8- Goodwill, to our consolidated financial statements. During the fourth quarter of 2019, we recorded a goodwill impairment charge of $108 million related to what had been our Bunge Loders Croklaan reporting unit.
Property, Plant and Equipment and Other Finite-Lived Intangible Assets
Long-lived assets include property, plant and equipment and other finite-lived intangible assets. Property, plant and equipment and finite-lived intangible assets are depreciated or amortized over their estimated useful life on a straight line basis. When facts and circumstances indicate the carrying values of these assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the undiscounted projected future cash flows to be generated by such assets from their use and ultimate disposal. If it appears the carrying value of our assets is not recoverable, we compare the carrying value of the assets to the discounted projected future cash flows to be generated by such assets from their use and ultimate disposal, and if the carrying value is greater, recognize an impairment loss for the difference between the discounted projected future cash flows and the carrying value of the assets as a charge against results of operations. Our judgments related to the expected useful lives of these assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of these assets, changes in these factors could cause us to realize material impairment charges. We recorded impairment charges of $180 million for property, plant and equipment and intangible assets during the year ended December 31, 2019, primarily related to portfolio rationalization initiatives.
Contingencies
We are a party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, and we make provisions for potential liabilities arising from such claims when we deem them probable and reasonably estimable. These estimates of probable loss have been developed in consultation with in-house and outside counsel and are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, see "Item 3. Legal Proceedings"

Income Taxes
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
We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The calculation of our uncertain tax positions involves complexities in the application of intricate tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2020 and 2019, we had recorded uncertain tax positions of $52 million and $53 million, respectively, in our consolidated balance sheets. For additional information on income taxes, please refer to Note 14- Income Taxes to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Recoverable Taxes
We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services and other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil and Europe. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payments by the applicable government agencies and the offset of outstanding balances against income or certain other taxes owed to the applicable governments, where permissible. At December 31, 2020 and 2019, the allowance for recoverable taxes was $58 million and $78 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
New Accounting Pronouncements
See Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
As a result of our global activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs, which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations, but exposure limits are centrally set and monitored, operating under a global governance framework. Additionally, our Board of Directors' Enterprise Risk Management Committee and our internal Management Risk Committee oversee our global market risk governance framework, including risk management policies and limits.
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options, major financial institutions, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in the fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 15- Fair Value Measurements and Note 16- Derivative Instruments and Hedging Activities to our consolidated financial statements included as part of this Annual Report on Form 10-K for a more detailed discussion of our use of derivative instruments.

Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through commercial sales and purchases, including forward commitments to buy or sell, and through various OTC derivative instruments that we use to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties, as well as unrealized gains from forward purchase or sale contracts and OTC derivative instruments. Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through a regular review of exposures and credit analysis by regional credit teams, as well as a review by global and corporate committees that monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
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
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil (from crude to various degrees of refined products), softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time to time, we have experienced instances of counterparty non-performance, as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were executed and the contractual forward delivery period.
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

	Year Ended December 31, 2020		Year Ended December 31, 2019
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$1,374	$(137)	$603	$(60)
Lowest daily aggregated position value	$54	$(5)	$(673)	$(67)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2020 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are not planned or anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of net income and recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets. Included in Other comprehensive income (loss) are foreign currency losses of $140 million or the year ended December 31, 2020 and foreign currency gains of $929 million for the year ended December 31, 2019 related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2020, was $7,474 million with a carrying value of $7,288 million.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at December 31, 2020 would result in a decrease of approximately $47 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our senior debt at December 31, 2020 would cause an increase of approximately $29 million in the fair value of our debt.
A hypothetical 100 basis point change in LIBOR would result in a change of approximately $57 million in our interest expense on our variable rate debt at December 31, 2020. Some of our variable rate debt is denominated in currencies other than U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See "Risk Factors - We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business" for a discussion of certain risks related to LIBOR.
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
For more information, see Note 16- Derivative Instruments and Hedging Activities to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data
Our financial statements and related schedule required by this item are contained on pages F-1 through F-62 and on page E-1 included as part of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we continue to migrate certain processes to shared business service models from across our operations in order to consolidate back office functions while standardizing our processes and financial systems globally. In connection with these initiatives, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting but are expected over time to result in changes to such internal controls over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls may also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 19, 2021

Item 9B.    Other Information
None.
PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2021 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2021 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance-Board Meetings and Committees-Audit Committee," "Corporate Governance-Board Composition and Independence," "Audit Committee Report," "Corporate Governance-Corporate Governance Guidelines and Code of Conduct" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business-Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2021 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2021 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2021 Annual General Meeting of Shareholders under the captions "Corporate Governance-Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2021 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
a.(1) (2) Financial Statements and Financial Statement Schedules
See "Index to Consolidated Financial Statements" on page F-1 and Financial Statement Schedule II—Valuation and Qualifying Accounts on page E-1 of this Annual Report on Form 10-K.
a.(3) Exhibits
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
See "Index to Exhibits" set forth below.

Exhibit Number		Description
3.1		Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2		Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
3.3		Bye-laws, amended and restated as of May 25, 2016 (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)
4.1		Form of Common Share Certificate (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
4.2		Certificate of Designation of 4.875% Cumulative Convertible Perpetual Preference Shares (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.3		Form of 4.875% Cumulative Convertible Perpetual Preference Share Certificate (incorporated by reference from the Registrant's Form 8-K filed November 20, 2006)
4.4		The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
4.5	*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	*	Sixth Amended and Restated Pooling Agreement, dated as of August 31, 2020, among Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Bank of New York, as Trustee
10.2
Fifth Amended and Restated Series 2000-1 Supplement, dated as of June 28, 2004, among Bunge Funding Inc., Bunge Management Services, Inc., as Servicer, Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York Mellon, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser (incorporated by reference from the Registrant's Form 10-K filed February 27, 2012)

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

10.12	*	Fifteenth Amendment to the Receivables Transfer Agreement, dated May 29, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers
10.13	*	Sixteenth Amendment to the Receivables Transfer Agreement, dated August 27, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers
10.14	*	Seventeenth Amendment to the Receivables Transfer Agreement, dated May 5, 2020, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers
10.15		Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's form 10-K filed on February 28, 2017)
10.16	*	Second Amendment to the Servicing Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent

Exhibit Number		Description
10.17	*	Third Amendment to the Servicing Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent
10.18
Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.19
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.20
Subordinated Loan Agreement, dated June 1, 2011, among Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Subordinated Lender, Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Master Servicer, and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.21	*	First Amendment to the Subordinated Loan Agreement, dated August 27, 2019, among Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Subordinated Lender, Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.) as Master Servicer, and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent
10.22	++	U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.23		First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.24		Second Amendment to the U.S. Receivables Purchase Agreement, dated June 30, 2016, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Koninklijke Bunge B.V., as Seller Agent, Bunge North America Capital, Inc., as the Buyer, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)
10.25	++	U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.26		First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.27	*
Fifth Amended and Restated Pre-Export Financing Agreement, dated November 6, 2020, among the Pre-Export Borrowers party thereto, the Pre-Export Lenders party thereto, Sumitomo Mitsui Banking Corporation, as Pre-Export Administrative Agent, and Banco Rabobank International Brasil S.A., as Pre-Export Collateral Agent

10.28
Thirteenth Amended and Restated Liquidity Agreement, dated as of December 14, 2018, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed December 17, 2018)

10.29	*	Annex X, dated as of January 27, 2021
10.30	Ninth Amended and Restated Guaranty, dated as of December 14, 2018, by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, in its capacity as Letter of Credit Agent, and the Letter of Credit Banks named therein, JPMorgan Chase Bank, N.A., as Administrative Agent under the Liquidity
Agreement, and The Bank of New York Mellon, as Collateral Agent under the Security Agreement and
Trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on December 17, 2018)

Exhibit Number		Description
10.31
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

10.32		Guaranty, dated as of December 14, 2018, by Bunge Limited, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent under the Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on December 17, 2018)
10.33		Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.34	+	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.35	+	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 11, 2014)
10.36	+	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.37	+	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.38	+	Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.39	+	Bunge Limited 2016 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 15, 2016)
10.40	+	Form of Global Stock Option Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.41	+	Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to pro rata vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.42	+	Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to cliff vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.43	+	Form of Global Performance Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.44	+	Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 13, 2017)
10.45	+	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 23, 2018
10.46	+	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.47	+	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.48	+	Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.49	+	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.50	+	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.51	+	Description of Non-Employee Directors' Compensation (effective as of January 1, 2014) (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2014)
10.52	+	Offer Letters, dated June 10 and 14, 2011, for Gordon Hardie (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.53	+	Offer Letter, dated September 24, 2010, for Raul Padilla (incorporated by reference from the Registrant's Form 10-Q filed on November 9, 2011)
10.54	+	Employment Agreement, dated as of February 6, 2013, between Bunge Limited and Soren Schroder (incorporated by reference from the Registrant's Form 8-K filed February 7, 2013)
10.55	+	Offer Letter, dated December 7, 2016, for Thomas Boehlert (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)

Exhibit Number		Description
10.56	+	Form of Executive Change of Control Agreement (incorporated by reference from the Registrant’s Form 10-Q filed November 1, 2017)
10.57	+	Separation Agreement, dated as of December 13, 2018, between Bunge Limited and Soren Schroder
10.58	+	Employment Agreement, dated as of April 25, 2019, between Bunge Limited and Gregory A. Heckman (incorporated by reference from the Registrant's Form 8-K filed on April 26, 2019)
10.59	+	Employment Offer Letter, dated May 7, 2019, from Bunge Limited to John W. Neppl (incorporated by reference from the Registrant’s Form 10-Q filed on July 31, 2019)
10.60		Amended and Restated Revolving Facility Agreement, dated December 16, 2019, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., BNP Paribas, HSBC France, ING Bank N.V., Natixis and Sumitomo Mitsui Banking Corporation, as Arrangers, ABN AMRO Bank N.V., BNP Paribas, Natixis and Coöperatieve Rabobank U.A., as Sustainability Co-ordinators, and ABN AMRO Bank N.V., as Agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2019)
10.61		Amendment and Restatement Agreement, dated December 16, 2019, among Bunge Finance Europe B.V., as Borrower, ABN AMRO Bank N.V., as Agent, and certain arrangers party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2019)
10.62		Amended and Restated Guaranty of Bunge Limited, as Guarantor, to ABN AMRO Bank N.V., as Agent under the Facility Agreement, dated as of December 16, 2019 (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2019)
10.63		Revolving Credit Agreement, dated October 22, 2020, among Bunge Limited Finance Corp., as Borrower, JPMorgan Chase Bank, N.A., as Syndication Agent, BNP Paribas, Citibank, N.A., Natixis, New York Branch, Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on October 23, 2020)
10.64
Guaranty by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, pursuant to the Revolving Credit Agreement, dated October 22, 2020 (incorporated by reference from the Registrant’s Form 8-K filed on October 23, 2020)

10.65
First Amended and Restated Guaranty by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, dated as of December 11, 2020
(incorporated by reference from the Registrant’s Form 8-K filed on December 14, 2020)

21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	**	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	**	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
(101) Interactive Data Files (submitted electronically herewith)
101 SCH	*	XBRL Taxonomy Extension Schema Document
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2018
Allowances for doubtful accounts(a)	$183	56	(18)	(36)	(c)	$185
Allowances for secured advances to suppliers	$65	21	(10)	(6)		$70
Allowances for recoverable taxes	$39	6	(5)	(3)		$37
Income tax valuation allowances	$900	114	(98)	(150)		$766
FOR THE YEAR ENDED DECEMBER 31, 2019
Allowances for doubtful accounts(a)	$185	38	(2)	(49)	(c)	$172
Allowances for secured advances to suppliers	$70	7	(3)	(8)		$66
Allowances for recoverable taxes	$37	52	—	(11)		$78
Income tax valuation allowances	$766	66	(28)	(400)		$404
FOR THE YEAR ENDED DECEMBER 31, 2020
Allowances for doubtful accounts(a)	$172	115	(16)	(127)	(c)	$144
Allowances for secured advances to suppliers	$66	14	(15)	(20)		$45
Allowances for recoverable taxes	$78	13	(17)	(16)		$58
Income tax valuation allowances	$404	49	(22)	(115)		$316

(a)Includes allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)Consists primarily of foreign currency translation adjustments.

(c)Includes write-offs of uncollectible accounts and recoveries.
E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company records agricultural commodity inventories, referred to as readily marketable inventories “RMI”, and physically settled forward purchase and sale contracts at fair value with changes in fair value recorded in earnings as a component of cost of goods sold. The Company values RMI and physically settled forward purchase and sale contracts primarily using Level 1 inputs, such as public exchange quotes of commodity futures, broker or dealer quotations. A portion of the value, however, is derived using significant unobservable inputs referred to as Level 3 inputs, such as management estimates regarding costs of transportation and other location-related adjustments, that involve significant judgment by management.

Auditing the significant unobservable inputs used by management to estimate the fair value of RMI and physically settled forward purchase and sale contracts involved moderate judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the significant unobservable inputs used by management to estimate the fair value of RMI and physically settled forward purchase and sale contracts included the following, among others:
•We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to estimate the fair value of RMI and physically settled forward purchase and sale contracts.
•We evaluated the competence, capabilities, and objectivity of in-house experts used to estimate the fair value of RMI and physically settled forward purchase and sale contracts.
•We tested the effectiveness of controls over management’s review of the underlying assumptions used in the Company’s process of estimating the fair value of RMI and physically settled forward purchase and sale contracts, including those over Level 3 inputs.
•We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market conditions subsequent to year-end.
•We made a selection of RMI and physically settled forward purchase and sale contracts to test Level 3 inputs and performed the following:
◦We evaluated the reasonableness of the Level 3 inputs by reference to third-party data, information produced by the entity, and inquires of management.
◦We searched for contradictory evidence to Level 3 inputs based on our knowledge of the commodities market and inquiries of management.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 19, 2021
We have served as the Company's auditor since 2002.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$41,404	$41,140	$45,743
Cost of goods sold	(38,619)	(40,598)	(43,477)
Gross profit	2,785	542	2,266
Selling, general and administrative expenses	(1,358)	(1,351)	(1,423)
Interest income	22	31	31
Interest expense	(265)	(339)	(339)
Foreign exchange gains (losses)	150	(117)	(101)
Other income (expense)—net	126	97	(9)
Income (loss) from affiliates	(47)	40	31
Goodwill impairment	—	(108)	—
Income (loss) from continuing operations before income tax	1,413	(1,205)	456
Income tax (expense) benefit	(248)	(86)	(179)
Income (loss) from continuing operations	1,165	(1,291)	277
Income (loss) from discontinued operations, net of tax	—	—	10
Net income (loss)	1,165	(1,291)	287
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(20)	11	(20)
Net income (loss) attributable to Bunge	1,145	(1,280)	267
Convertible preference share dividends and other obligations	(34)	(34)	(34)
Adjustment of redeemable noncontrolling interest	10	(8)	—
Net income (loss) available to Bunge common shareholders	$1,121	$(1,322)	$233
Earnings (loss) per common share—basic
Net income (loss) from continuing operations	$7.97	$(9.34)	$1.58
Net income (loss) from discontinued operations	—	—	0.07
Net income (loss) attributable to Bunge common shareholders	$7.97	$(9.34)	$1.65
Earnings (loss) per common share—diluted
Net income (loss) from continuing operations	$7.71	$(9.34)	$1.57
Net income (loss) from discontinued operations	—	—	0.07
Net income (loss) attributable to Bunge common shareholders	$7.71	$(9.34)	$1.64
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$1,165	$(1,291)	$287
Other comprehensive income (loss):
Foreign exchange translation adjustment (1)	(543)	1,359	(1,125)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $4, $(2), and $1	(45)	1	99
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $(6), $(2), and $2	14	(19)	2
Pension adjustment, net of tax (expense) benefit of $(2), $2, and $4	3	(24)	(16)
Total other comprehensive income (loss)	(571)	1,317	(1,040)
Total comprehensive income (loss)	594	26	(753)
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(71)	25	14
Total comprehensive income (loss) attributable to Bunge	$523	$51	$(739)
(1) The years ended December 31, 2019 and 2018 included the release of cumulative translation adjustments upon the disposition of certain of the Company's foreign subsidiaries and equity-method investments of $1,493 million and $29 million, respectively, which were recorded in Cost of goods sold and Other income (expense) - net, respectively, in the consolidated statements of income. There was no such release for the year ended December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$352	$320
Trade accounts receivable (less allowances of $93 and $108) (Note 4)	1,717	1,705
Inventories (Note 5)	7,172	5,038
Assets held for sale (Note 2)	672	72
Other current assets (Note 6)	6,268	3,113
Total current assets	16,181	10,248
Property, plant and equipment, net (Note 7)	3,775	4,132
Operating lease assets (Note 27)	868	796
Goodwill (Note 8)	586	611
Other intangible assets, net (Note 9)	529	583
Investments in affiliates (Note 11)	631	827
Deferred income taxes (Note 14)	339	442
Other non-current assets (Note 12)	746	678
Total assets	$23,655	$18,317
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 17)	$2,828	$771
Current portion of long-term debt (Note 18)	8	507
Trade accounts payable (includes $294 and $378 carried at fair value)	2,636	2,842
Current operating lease obligations (Note 27)	235	216
Liabilities held for sale (Note 2)	438	4
Other current liabilities (Note 13)	4,840	2,255
Total current liabilities	10,985	6,595
Long-term debt (Note 18)	4,452	3,716
Deferred income taxes (Note 14)	360	329
Non-current operating lease obligations (Note 27)	581	539
Other non-current liabilities	657	711
Redeemable noncontrolling interests (Note 23)	415	397
Equity (Note 24):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2020 and 2019—6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding: 2020—139,790,238 shares, 2019—141,813,142 shares	1	1
Additional paid-in capital	5,408	5,329
Retained earnings	7,236	6,437
Accumulated other comprehensive income (loss) (Note 24)	(6,246)	(5,624)
Treasury shares, at cost; 2020—15,428,313 and 2019—12,882,313 shares	(1,020)	(920)
Total Bunge shareholders' equity	6,069	5,913
Noncontrolling interests	136	117
Total equity	6,205	6,030
Total liabilities and equity	$23,655	$18,317
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$1,165	$(1,291)	$287
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	10	1,825	18
Foreign exchange (gain) loss on net debt	(206)	139	139
Bad debt expense	70	9	64
Depreciation, depletion and amortization	435	548	622
Share-based compensation expense	71	39	46
Deferred income tax expense (benefit)	71	(24)	6
(Gain) loss on sale of investments and property, plant and equipment	(110)	(38)	25
Other, net	55	(12)	21
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(255)	(257)	(110)
Inventories	(2,298)	504	(1,107)
Secured advances to suppliers	(162)	(100)	41
Trade accounts payable	97	(498)	335
Advances on sales	(11)	15	22
Net unrealized (gain) loss on derivative contracts	(127)	(258)	145
Margin deposits	(502)	63	(106)
Recoverable and income taxes, net	51	109	84
Accrued liabilities	58	43	1
Marketable securities	46	(226)	52
Beneficial interest in securitized trade receivables	(2,015)	(1,289)	(1,909)
Other, net	21	(109)	60
Cash provided by (used for) operating activities	(3,536)	(808)	(1,264)
INVESTING ACTIVITIES
Payments made for capital expenditures	(365)	(524)	(493)
Acquisitions of businesses (net of cash acquired)	—	—	(981)
Proceeds from investments	305	449	1,098
Payments for investments	(337)	(393)	(1,184)
Settlement of net investment hedges	65	(56)	66
Proceeds from interest in securitized trade receivables	1,943	1,312	1,888
Proceeds from divestiture of businesses and disposal of property, plant and equipment	194	729	1
Payments for investments in affiliates	(14)	(39)	(4)
Proceeds from sale of investments in affiliates	—	19	—
Other, net	22	6	19
Cash provided by (used for) investing activities	1,813	1,503	410
FINANCING ACTIVITIES
Proceeds from short-term debt	33,776	46,613	42,109
Repayments of short-term debt	(31,861)	(46,597)	(41,623)
Proceeds from long-term debt	2,401	5,244	10,732
Repayments of long-term debt	(2,114)	(5,698)	(10,262)
Proceeds from the exercise of options for common shares	9	17	11
Repurchases of common shares	(100)	—	—
Dividends paid to preference shareholders	(34)	(34)	(34)
Dividends paid to common shareholders	(282)	(283)	(271)
Dividends paid to noncontrolling interests	(22)	(23)	(8)
Capital contributions (return of capital) from noncontrolling interests, net	—	(3)	(4)
Other, net	(10)	(7)	(19)
Cash provided by (used for) financing activities	1,763	(771)	631
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	19	5	11
Net increase (decrease) in cash and cash equivalents, and restricted cash	59	(71)	(212)
Cash and cash equivalents, and restricted cash - beginning of period	322	393	605
Cash and cash equivalents, and restricted cash - end of period	$381	$322	$393
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2020	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030
Net income (loss)	(3)	—	—	—	—	—	1,145	—	—	24	1,169
Other comprehensive income (loss)	42	—	—	—	—	—	—	(622)	—	9	(613)
Redemption value adjustment	(10)	—	—	—	—	—	10	—	—	—	10
Acquisition of noncontrolling interest	—	—	—	—	—	—	(38)	—	—	(4)	(42)
Dividends on common shares, $2.00 per share	—	—	—	—	—	—	(282)	—	—	—	(282)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	(11)	—	—	—	—	—	—	—	—	(10)	(10)
Share-based compensation expense	—	—	—	—	—	71	—	—	—	—	71
Repurchase of common shares	—	—	—	(2,546,000)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	523,096	—	8	(2)	—	—	—	6
Balance, December 31, 2020	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2019	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
Net income (loss)	(15)	—	—	—	—	—	(1,280)	—	—	4	(1,276)
Other comprehensive income (loss)	(12)	—	—	—	—	—	—	1,332	—	(2)	1,330
Redemption value adjustment	8	—	—	—	—	—	(8)	—	—	—	(8)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(36)	—	—	(71)	(107)
Dividends on common shares, $2.00 per share	—	—	—	—	—	—	(283)	—	—	—	(283)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	(8)	—	—	—	—	—	—	—	—	(16)	(16)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(4)	(4)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	—	39	—	—	—	—	39
Impact of new accounting standards (1)	—	—	—	—	—	—	21	(21)	—	—	—
Issuance of common shares, including stock dividends	—	—	—	702,061	—	12	(2)	—	—	—	10
Balance, December 31, 2019	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2018	$—	6,899,700	$690	140,646,829	$1	$5,226	$8,081	$(5,930)	$(920)	$209	$7,357
Net income (loss)	1	—	—	—	—	—	267	—	—	19	286
Other comprehensive income (loss)	(27)	—	—	—	—	—	—	(1,005)	—	(8)	(1,013)
Dividends on common shares, $1.96 per share	—	—	—	—	—	—	(276)	—	—	—	(276)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(8)	(8)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interest	450	—	—	—	—	—	—	—	—	—	—
Deconsolidation of a subsidiary	—	—	—	—	—	—	—	—	—	(3)	(3)
Share-based compensation expense	—	—	—	—	—	46	—	—	—	—	46
Impact of adoption of new accounting standards (1)	—	—	—	—	—	—	21	—	—	—	21
Issuance of (conversion to) common shares	—	(17)	—	464,252	—	6	—	—	—	—	6
Balance, December 31, 2018	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
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
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of such reporting segments is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance, and securitization activities.
Agribusiness—Bunge's Agribusiness segment is an integrated, global business involved in the purchase, storage, transport, processing, and sale of agricultural commodities and commodity products. Bunge's agribusiness operations and assets are located in North America, South America, Europe, and Asia-Pacific with merchandising and distribution offices throughout the world.
Bunge's Agribusiness segment also participates in related financial activities, such as offering trade structured finance, which leverages its international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities, foreign exchange and other financial instruments.
Edible Oil products—Bunge's Edible Oil Products segment produces and sells edible oil products, such as packaged and bulk oils and fats, shortenings, margarine, mayonnaise, and other products derived from the vegetable oil refining process, and refines and fractionates palm oil, palm kernel oil, coconut oil, and shea butter. Bunge's edible oil products operations are located in North America, South America, Europe, Asia-Pacific, and Africa.
Milling products—Bunge's Milling Products segment primarily comprises wheat and corn milling businesses that purchase wheat and corn directly from farmers and dealers and process them into milled products for food processors, bakeries, brewers, snack food producers, and other customers. Bunge's wheat milling activities are primarily located in Mexico and Brazil. Corn milling activities are primarily located in the United States and Mexico.
Sugar and Bioenergy—In December 2019, Bunge contributed its Brazilian sugar and bioenergy operations, forming the majority of its Sugar and Bioenergy segment, through which it produced and sold sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process, into a joint venture with the Brazilian biofuels business of BP p.l.c. ("BP"). The joint venture, BP Bunge Bioenergia, in which Bunge has a 50% interest, operates on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. As a result of this transaction, Bunge no longer consolidates its Brazilian sugar and bioenergy operations in its consolidated financial statements, and accounts for its interest in the joint venture under the equity method of accounting.
Fertilizer—Bunge's Fertilizer segment operates in Argentina, Uruguay, and Paraguay where it produces, blends and distributes a range of liquid and dry NPK fertilizers, including nitrogen-based liquid and solid phosphate fertilizers. Bunge's operations in Argentina are closely linked to its grain origination activities as it supplies fertilizer to producers who supply the Company with grain. This segment also includes port operations in Brazil.
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
Discontinued Operations—In determining whether a disposal group should be presented as discontinued operations, Bunge makes a determination of whether such a group being disposed of comprises a component of the entity or a group of components of the entity that represents a strategic shift that has or will have a major effect on the Company's operations and financial results. If these determinations are made affirmatively, the results of operations of the group being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from the continuing operations of the Company for all periods presented in the consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Bunge, its subsidiaries and VIEs in which Bunge is considered to be the primary beneficiary and, as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge exercises control. Equity investments in which Bunge has the ability to exercise significant influence but does not have a controlling financial interest are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for at cost, or fair value if that is readily determinable. Intercompany accounts and transactions are eliminated. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest, defined as (a) the power to direct the activities of a VIE that most significantly impact the economics of the VIE and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE's operations. Performance of that analysis requires the exercise of judgment. The VIE and consolidation assessments are revisited upon the occurrence of relevant reconsideration events. For VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, Bunge holds a majority voting interest in the entities, and the entities' assets can be used other than for the settlement of the VIE's obligations.
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
Reclassifications—Effective January 1, 2020, the Company changed its segment reporting to separately disclose Corporate and Other activities from its reporting segments, as further described in Note 28- Segment Information. Corresponding prior period amounts have been restated to conform to current period classification.
Effective July 1, 2020, the Company changed it's reporting of cash proceeds from and repayments of short-term debt with maturities of 90 days or less to separately present such cash proceeds and repayments in its consolidated statement of cash flows. Prior to July 1, 2020, the Company presented cash proceeds from and repayments of short-term debt with maturities of 90 days or less on a net basis. Prior period amounts have been reclassified to conform to current presentation.
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires Bunge to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.
Offsetting—In the normal course of its operations the Company routinely enters into transactions resulting in the recognition of assets and liabilities stemming from unconditional obligations, for example trade receivables and trade payables, or conditional obligations, for example unrealized gains and losses on derivative contracts at fair value, with the same counterparty. The Company generally records all such assets and liabilities on a gross basis, even when they are subject to master netting agreements.
However, the Company also engages in various trade structured finance activities to leverage the value of its global trade flows. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”), each based on an underlying commodity trade flow, from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables when all related assets and liabilities are subject to legally enforceable set-off agreements and the criteria of ASC 210-20, Offsetting, has been met. Cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
Translation of Foreign Currency Financial Statements—Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency. As such, amounts included in the consolidated statements of income, comprehensive income (loss), cash flows, and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then such foreign entity's financial statements are remeasured as if the functional currency were the reporting currency.
    Bunge has significant operations in Argentina and, up until June 30, 2018, had utilized the official exchange rate of the Argentine peso published by the Argentine government when recording applicable transactions and remeasuring applicable assets and liabilities in its financial statements. Argentina has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates, requiring the Argentine

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
government to take mitigating actions. During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, Bunge's Argentine subsidiaries changed their functional currency to the U.S. Dollar. This change in functional currency did not have a material impact on Bunge's consolidated financial statements.
Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in Bunge's consolidated statements of income as Foreign exchange gain (loss) unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is not planned or anticipated in the foreseeable future. Gains or losses arising from remeasurement of such transactions are reported as a component of Accumulated other comprehensive income (loss) in Bunge's consolidated balance sheets.
Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents include time deposits and readily marketable securities with original maturity dates of three months or less at the time of acquisition. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(US$ in millions)	2020	2019	2018
Cash and cash equivalents	$352	$320	$389
Restricted cash included in other current assets	29	2	4
Total	$381	$322	$393

Trade Accounts Receivable—Trade accounts receivable is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes allowances for uncollectible trade accounts receivable based on lifetime expected credit losses utilizing an aging schedule for each pool of trade accounts receivable. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that collection of the balance is unlikely.
Specifically, in establishing appropriate default rates as of December 31, 2020, the Company took into consideration expected impacts on its customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on the financial statements.
Bunge records and reports accrued interest receivable within the same line item as the related receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.
Secured Advances to Suppliers—Secured advances to suppliers is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Secured advances to suppliers are expected to be settled through delivery of non-cash assets and as such, allowances are established when collection is not probable. Bunge establishes an allowance for secured advances to suppliers, generally farmers and resellers of grain, based on historical experience, farming economics and other market conditions as well as specific customer collection issues. Uncollectible accounts are written off when a settlement is reached for an amount below the outstanding historical balance or when Bunge has determined that collection is unlikely.
Secured advances to suppliers bear interest at contractual rates that reflect current market interest rates at the time of the transaction. There are no deferred fees or costs associated with these receivables. As a result, there are no imputed interest amounts to be amortized under the interest method. Interest income is calculated based on the terms of the individual agreements and is recognized on an accrual basis.

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
Inventories—Readily marketable inventories ("RMI") are agricultural commodity inventories, including soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets, and international pricing mechanisms. All of Bunge's RMI are recorded at fair value. These agricultural commodity inventories have quoted market prices in active markets, may be sold without significant further processing, and have predictable and insignificant disposal costs. Changes in the fair values of RMI are recognized in earnings as a component of Cost of goods sold.
Inventories other than RMI are stated at the lower of cost or net realizable value by inventory product class. Cost is determined primarily using the weighted-average cost method.
Fair Value Measurements—Bunge determines fair value based on the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Bunge determines the fair values of its RMI, derivatives, and certain other assets based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are inputs based on market data obtained from sources independent of Bunge that reflect the assumptions market participants would use in pricing the asset or liability. Unobservable inputs are inputs that are developed based on the best information available in circumstances that reflect Bunge's own assumptions based on market data and on assumptions that market participants would use in pricing the asset or liability. The fair value standard describes three levels within its hierarchy that may be used to measure fair value:

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs. Bunge's use of these instruments is generally intended to mitigate the exposure to market variables (see Note 16- Derivative Instruments and Hedging Activities). Additionally, commodity contracts relating to forward sales of commodities in the Company’s Agribusiness segment, including soybeans, soybean meal and oil, corn, and wheat, are accounted for as derivatives at fair value under ASC 815 (see Revenue Recognition below).
Generally, derivative instruments are recorded at fair value in Other current assets or Other current liabilities in Bunge's consolidated balance sheets. For derivatives designated as hedges, Bunge assesses at the inception of the hedge whether any such derivatives are highly effective in offsetting changes in the hedged items and, on an ongoing basis, qualitatively monitors whether that assertion is still met. The changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in Accumulated other comprehensive income (loss) and are reclassified to earnings when the hedged cash flows affect earnings or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments and non-derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. When using forward derivative contracts as hedging instruments in a net investment hedge, all changes in the fair value of the derivative are recorded as a component of Accumulated other comprehensive income (loss) in the consolidated balance sheets.
Marketable Securities and Other Short-Term Investments—Bunge classifies its marketable debt securities and short-term investments as available-for-sale, held-to-maturity, or trading. Available-for-sale debt securities are reported at fair value with unrealized gains (losses) included in Accumulated other comprehensive income (loss). Held-to-maturity debt investments represent financial assets in which Bunge has the intent and ability to hold to maturity. Debt trading securities and all equity securities are recorded at fair value and are bought and held principally for selling them in the near term and therefore held for only a short period of time, with all gains (losses) included in Net income (loss). Bunge monitors its held-to-maturity investments for impairment periodically and recognizes an impairment charge when the decline in fair value of an investment is judged to be other than temporary.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Goodwill is tested for impairment at the reporting unit level, which has been determined to be the Company's operating segments or one level below the operating segments in certain instances (see Note 8- Goodwill).
Other Intangible Assets—Finite-lived intangible assets primarily include trademarks, customer relationships and lists, port facility usage rights, and patents that are amortized on a straight-line basis over their contractual or legal lives, or their estimated useful lives where such lives are not determined by law or contract (see Note 9- Other Intangible Assets).
Impairment of Property, Plant and Equipment and Finite-Lived Intangible Assets—Bunge reviews its property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Bunge bases its evaluation of recoverability on such indicators as the nature, future economic benefits, and geographic locations of the assets, historical or future profitability measures, and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge evaluates potential impairment using undiscounted estimated future cash flows. If such undiscounted future cash flows during the asset's remaining useful life are below its carrying value, a loss is recognized for the shortfall, measured by the present value of the estimated future cash flows or by third-party appraisals. Bunge records impairments related to property, plant and equipment and finite-lived intangible assets used in the processing of its products in Cost of goods sold in its consolidated statements of income. Any impairment of marketing or brand assets is recognized in Selling, general and administrative expenses in the consolidated statements of income (see Note 10- Impairments).
Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.
Investments in Affiliates—Bunge has investments in various unconsolidated joint ventures accounted for using the equity method, minus impairment, and adjusted for observable price changes in orderly transactions. Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. (see Note 10- Impairments and Note 11- Investments in Affiliates).
Revenue Recognition—The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). Additional information about the Company’s revenues can be found in Note 28- Segment Information.
Revenue from commodity contracts (ASC 815)—Revenue from commodity contracts primarily relates to forward sales of commodities such as soybeans, soybean meal and oil, corn, and wheat accounted for as derivatives at fair value under ASC 815, primarily in the Company’s Agribusiness segment. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g. the price of soybeans), a notional amount (e.g. metric tons), no initial net investment, and can be net settled since the commodity is readily convertible to cash. Bunge does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts. Certain of the Company’s sales in its Edible Oil Products and Milling Products segments also qualify as derivatives, primarily sales of commodities like bulk soybean and canola oil.
Revenue from commodity contracts is recognized in Net sales for the contracted amount when the contracts are settled at a point in time by transferring control of the commodity to the customer, similarly to revenue recognized from contracts with

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
customers under ASC 606. From inception through settlement, these forward sales arrangements are recorded at fair value under ASC 815 with unrealized gains and losses recognized in Cost of goods sold and carried on the consolidated balance sheets as current assets (see Note 6- Other Current Assets) or current liabilities (see Note 13- Other Current Liabilities), respectively. Further information about the fair value of these contracts is presented in Note 15- Fair Value Measurements.
Revenue from contracts with customers (ASC 606)—Revenue from contracts with customers accounted for under ASC 606 is primarily generated in the Company's Edible Oil Products, Milling Products, and Fertilizer segments through the sale of refined edible oil-based products such as packaged vegetable oils, shortenings, margarines, and mayonnaise; milled grain products such as wheat flours, bakery mixes, and corn-based products; and fertilizer products. These sales are accounted for under ASC 606 as these sales arrangements do not meet the criteria to be considered derivatives under ASC 815. These revenues are measured based on consideration specified in a contract with a customer and exclude sales taxes, discounts related to promotional programs, and amounts collected on behalf of third parties. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when legal title and risks and rewards transfer to the customer. Sales terms provide for transfer of title either at the time and point of shipment or at the time and point of delivery and acceptance of the product being sold. In contracts that do not specify the timing of transfer of legal title or transfer of significant risks and rewards of ownership, judgment is required in determining the timing of transfer of control. In such cases, the Company considers standard business practices and the relevant laws and regulations applicable to the transaction to determine when legal title or the significant risks and rewards of ownership are transferred.
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
Share-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 26- Share-based Compensation). Bunge accounts for share-based compensation based on the grant date fair value. Share-based compensation expense is recognized on a straight-line basis over the requisite service period.
Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes arising as a result of temporary differences between the carrying amounts of existing assets and liabilities in Bunge's financial statements and their respective tax bases. Deferred tax assets are reduced by valuation allowances if current evidence does not suggest that the deferred tax asset will be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in Income tax (expense) benefit in the consolidated statements of income (see Note 14- Income Taxes).
Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $24 million, $15 million and $15 million for the years ended December 31, 2020, 2019 and 2018, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
New Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company continues to evaluate, but does not expect this standard to have an impact on its consolidated financial statements.
    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)- Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and is to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The Company continues to evaluate the impacts of this standard on its consolidated financial statements.
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
Recently Adopted Accounting Pronouncements—On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduces a new accounting model, referred to as the current expected credit losses ("CECL") model, for estimating credit losses on certain financial instruments and expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale. The Company adopted the guidance under a modified-retrospective approach with a cumulative effect adjustment to opening retained earnings. The adoption of this standard did not have a material impact on Bunge's consolidated financial statements.

2. PORTFOLIO RATIONALIZATION INITIATIVES
Dispositions
Brazilian Margarine and Mayonnaise
On December 20, 2019, Bunge announced that it has entered into an agreement to sell its margarine and mayonnaise assets in Brazil to a third party. The transaction includes three production plants and certain related brands. The sale was completed during the fourth quarter of 2020. The Company recorded a gain of $98 million on the sale, which was recorded within Other income (expense)—net on the consolidated statement of income.
The following table presents the book value of the major classes of assets and liabilities that were included in the disposal group, which were reported under the Edible Oil Products segment:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)
Inventories	$24
Property, plant and equipment, net	33
Other intangible assets, net	3
Assets	$60

Other current liabilities	$5
Liabilities	$5
Woodland, California Rice Mill
On November 10, 2020, Bunge announced that it had agreed to sell its rice mill in Woodland, California to Farmers' Rice Cooperative, together with related working capital for $25 million. The sale was finalized during the fourth quarter of 2020, and as the sale price, net of applicable transaction costs, substantially equaled net book value, no material gain or loss was recorded on the sale.
The following table presents the book value of the major classes of assets and liabilities that were included in the disposal group, which were reported under the Milling Products segment:

(US$ in millions)
Accounts receivable	$1
Inventories	10
Other current assets	11
Property, plant and equipment, net	16
Assets	$38

Trade accounts payable	$14
Liabilities	$14
BP Bunge Bioenergia Formation
    On December 2, 2019, Bunge and BP completed the formation of BP Bunge Bioenergia, the Brazilian bioenergy joint venture that combined their Brazilian bioenergy and sugarcane ethanol businesses. Pursuant to the business combination agreement, the Company and BP contributed their respective interests in their Brazilian sugar and bioenergy operations to the joint venture. The Company received cash proceeds of $775 million in the transaction, comprising $700 million in respect of non-recourse debt of the Company assumed by the joint venture at closing, and an additional $75 million from BP, before customary closing adjustments. The Company used the proceeds to reduce outstanding indebtedness under its credit facilities. The joint venture agreements provide for certain exit rights of the parties, including private sale rights beginning 18 months after closing and the ability by the Company to trigger an initial public offering of the joint venture after two years from closing, enabling future monetization potential.
    The Company recognized an impairment charge and loss on sale in its Sugar and Bioenergy segment, principally related to the recognition of cumulative currency translation effects, of $1,524 million, recorded in Cost of goods sold, $49 million recorder in Other income (expense) - net, and $2 million recorded in Selling, general and administrative expenses, for the year ended December 31, 2019. As a result of this transaction, Bunge no longer consolidates its Brazilian sugar and bioenergy operations in its consolidated financial statements from December 2, 2019, and accounts for its interest in the joint venture under the equity method of accounting.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets held for sale
US Grain
On April 21, 2020, Bunge announced that it has entered into an agreement to sell a portfolio of interior grain elevators located in the United States in exchange for cash proceeds of $300 million, subject to customary closing adjustments. The completion of the sale is subject to customary closing conditions, including regulatory approval, and it is expected to close in the first half of 2021. In connection with the sale of this business, the Company has classified the assets and liabilities to be sold, which are reported under the Agribusiness segment, as held for sale in its consolidated financial statements as of December 31, 2020. The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the consolidated balance sheet at December 31, 2020:

(US$ in millions)	December 31, 2020
Inventories	$365
Other current assets	63
Property, plant and equipment, net	127
Operating lease assets	7
Goodwill	6
Assets held for sale	$568

Trade accounts payable	$413
Current operating lease obligations	1
Other current liabilities	2
Non-current operating lease obligations	7
Liabilities held for sale	$423
Rotterdam Oils Refinery
On November 4, 2020, Bunge announced that its Bunge Loders Croklaan joint venture had entered into an agreement to sell its oil refinery located in Rotterdam, Netherlands to Neste Corporation for €258 million (approximately $317 million) in cash, excluding working capital. Bunge will lease back the facility from Neste in a phased transition through 2024 so that it can continue to supply its customers with its products. The transaction, accounted for as an asset sale, is expected to close in the first quarter of 2021, subject to regulatory approvals. The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, in the consolidated balance sheet at December 31, 2020:

(US$ in millions)	December 31, 2020
Other current assets	3
Property, plant and equipment, net	95
Operating lease assets	6
Assets held for sale	$104

Current operating lease obligations	$1
Other current liabilities	3
Deferred income taxes	6
Non-current lease obligations	5
Liabilities held for sale	$15

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. TRADE STRUCTURED FINANCE PROGRAM
Bunge engages in various trade structured finance activities to leverage the value of its global trade flows. For the years ended December 31, 2020, 2019 and 2018, net returns from these activities were $25 million, $27 million and $30 million, respectively, and were included as a reduction of Cost of goods sold in the accompanying consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit (“LCs”), each based on an underlying commodity trade flow, from financial institutions and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
As of December 31, 2020 and 2019, time deposits and LCs of $4,715 million and $3,409 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At December 31, 2020 and 2019, time deposits, including those presented on a net basis, carried weighted-average interest rates of 1.87% and 3.10%, respectively. During the years ended December 31, 2020, 2019 and 2018, total net proceeds from issuances of LCs were $4,654 million, $3,318 million and $4,657 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.

4. TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable are as follows:

Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2020	$108	$65	$173
Current period provisions (2)	64	—	64
Recoveries	(46)	(3)	(49)
Write-offs charged against the allowance	(27)	—	(27)
Foreign exchange translation differences	(6)	(11)	(17)
Allowance as of December 31, 2020 (2)	$93	$51	$144
(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.
(2) In addition to the above mentioned current period provisions associated with expected credit losses, in 2020 the Company settled ongoing litigation with a customer in relation to an outstanding account receivable dating from 2015 resulting in the Company recording a $51 million bad debt expense, within Selling, general and administrative expenses, as well as a $15 million legal provision, within Other income (expense) – net, in its consolidated statement of income during the year ended December 31, 2020. During the fourth quarter of 2020, the Trade accounts receivable balance related to this settlement and the corresponding allowance were written off.
Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers") that provides for funding of up to $800 million against receivables sold into the Program. The Program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the Program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. ("BSBV") formed under the laws of the Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables, which is expected to be generally between 12.5% and 18.5% of the aggregate amount of receivables sold through the Program.
19

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Koninklijke Bunge B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program terminates on May 26, 2021. The trade receivables sold under the program are subject to specified eligibility criteria, including eligible currencies, and country and obligor concentration limits.

	December 31,
(US$ in millions)	2020	2019
Receivables sold which were derecognized from Bunge's balance sheet	$969	$801
Deferred purchase price included in Other current assets	$177	$105
The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2020	2019	2018
Gross receivables sold	$10,964	$10,120	$9,803
Proceeds received in cash related to transfer of receivables	$10,648	$9,868	$9,484
Cash collections from customers on receivables previously sold	$9,746	$8,434	$9,173
Discounts related to gross receivables sold included in SG&A	$10	$15	$14

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.
Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price (the "DPP"), included in Other current assets in the consolidated balance sheets (see Note 6- Other Current Assets). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2020, 2019 and 2018 were insignificant.

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

	December 31,
(US$ in millions)	2020	2019
Agribusiness(1)	$5,984	$4,002
Edible Oil Products(2)	878	770
Milling Products	236	194
Sugar and Bioenergy(3)	—	6
Fertilizer	74	66
Total	$7,172	$5,038

(1)Includes RMI of $5,787 million and $3,796 million at December 31, 2020 and 2019, respectively. Assets held for sale includes RMI of $365 million and zero at December 31, 2020 and 2019, respectively (see Note 2- Portfolio Rationalization Initiatives). Of these amounts $4,369 million and $2,589 million can be attributable to merchandising activities at December 31, 2020 and 2019, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)Includes RMI of $174 million and $133 million at December 31, 2020 and 2019, respectively.
(3)Includes RMI of zero and $5 million at December 31, 2020 and 2019, respectively.

6. OTHER CURRENT ASSETS
Other current assets consist of the following:

	December 31,
(US$ in millions)	2020	2019
Unrealized gains on derivative contracts, at fair value	$3,555	$927
Prepaid commodity purchase contracts (1)	174	153
Secured advances to suppliers, net (2)	380	346
Recoverable taxes, net	385	476
Margin deposits	817	285
Marketable securities, at fair value, and other short-term investments	346	393
Deferred purchase price receivable (3)	177	105
Income taxes receivable	27	37
Prepaid expenses	231	221
Other	176	170
Total	$6,268	$3,113

(1)Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.
(2)Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers' production costs. Bunge does not bear any of the costs or operational risks associated with growing the related crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmer's crop is harvested and sold. The secured advances to farmers are reported net of allowances of $2 million and $1 million at December 31, 2020 and December 31, 2019, respectively.
Interest earned on secured advances to suppliers of $31 million, $26 million, and $30 million, for the years ended December 31, 2020, 2019 and 2018, respectively, is included in Net sales in the consolidated statements of income.
(3)Deferred purchase price receivable represents additional credit support for the investment conduits in Bunge's trade receivables securitization program (see Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program).
Marketable Securities and Other Short-Term Investments—Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the consolidated balance sheets as marketable securities and other short-term investments.

	December 31,
(US$ in millions)	2020	2019
Foreign government securities	$207	$212
Corporate debt securities	136	161
Equity securities	—	14
Other	3	6
Total marketable securities and other short-term investments	$346	$393
As of December 31, 2020 and 2019, $343 million and $387 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
investments, their carrying values approximate fair values. For the twelve months ended December 31, 2020 and 2019, unrealized gains of $18 million and $32 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at December 31, 2020 and 2019.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2020	2019
Land	$359	$390
Buildings	1,894	2,046
Machinery and equipment	4,586	4,834
Furniture, fixtures and other	594	587
Construction in progress	249	303
Gross book value	7,682	8,160
Less: accumulated depreciation and depletion	(3,907)	(4,028)
Total property, plant and equipment, net	$3,775	$4,132
Bunge's capital expenditures amounted to $384 million, $528 million, and $490 million during the years ended December 31, 2020, 2019 and 2018, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $1 million, $1 million, and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation and depletion expense was $384 million, $489 million and $565 million for the years ended December 31, 2020, 2019 and 2018, respectively.

8. GOODWILL
Bunge generally performs its annual goodwill impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, the Company performs an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant asset. In testing for a potential impairment of goodwill, the Company: (1) verifies there are no changes to its reporting units with goodwill balances; (2) allocates goodwill to its various reporting units to which the acquired goodwill relates; (3) determines the carrying value, or book value, of its reporting units; (4) estimates the fair value of each reporting unit using a discounted cash flow model and/or using market multiples; (5) compares the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, the Company recognizes an impairment charge for such amount, but not exceeding the total amount of goodwill allocated to that reporting unit.
Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures and discount rates, all of which are subject to a high degree of judgment.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the carrying value of goodwill by segment for the years ended December 31, 2020 and 2019 are as follows:

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy (3)	Fertilizer	Total
Cost:
Balance at December 31, 2019	230	327	179	—	1	737
Reclassification to assets held for sale (1)	(6)	—	—	—	—	(6)
Disposals (2)	—	(8)	(1)	—	—	(9)
Foreign currency translation	(1)	7	(22)	—	—	(16)
Balance at December 31, 2020	223	326	156	—	1	706

Accumulated impairment losses:
Balance at December 31, 2019	(2)	(121)	(3)	—	—	(126)
Impairment charge for the period	—	—	—	—	—	—
Disposals (2)	—	8	—	—	—	8
Foreign currency translation	—	(2)	—	—	—	(2)
Balance at December 31, 2020	(2)	(115)	(3)	—	—	(120)

Net carrying value at December 31, 2020	221	211	153	—	1	586

(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy (3)	Fertilizer	Total
Cost:
Balance at December 31, 2018	235	331	178	514	1	1,259
Reclassification to assets held for sale	—	—	—	—	—	—
Disposals (3)	—	—	—	(514)	—	(514)
Foreign currency translation	(5)	(4)	1	—	—	(8)
Balance at December 31, 2019	230	327	179	—	1	737

Accumulated impairment losses:
Balance at December 31, 2018	(2)	(13)	(3)	(514)	—	(532)
Impairment charge for the period (4)	—	(108)	—	—	—	(108)
Disposals (3)	—	—	—	514	—	514
Foreign currency translation	—	—	—	—	—	—
Balance at December 31, 2019	(2)	(121)	(3)	—	—	(126)

Net carrying value at December 31, 2019	228	206	176	—	1	611

(1)During the year ended December 31, 2020, the Company announced it had entered into an agreement to sell a portfolio of U.S. Grain elevators. Refer to Note 2- Portfolio Rationalization Initiatives for details.
(2)During the year ended December 31, 2020, the Company disposed of certain edible oils businesses as well as its U.S. rice milling operations. As such, historical goodwill, gross of impairments, and accumulated impairment losses have been derecognized.
(3)During the year ended December 31, 2019, the Company contributed its Brazilian sugar and bioenergy operations into a joint venture with BP, forming BP Bunge Bioenergia. As such, historical goodwill, which was fully-impaired as of the date of the joint venture's formation, was derecognized.
(4)During the fourth quarter of 2019, the Company recorded an impairment charge related to the goodwill of what had been the Bunge Loders Croklaan ("Loders") reporting unit. The fair value of the Loders reporting unit was determined based on a weighted-average discounted cash flow model, comprising different scenarios and assumptions of the long-term

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
revenues, costs, synergies, growth rates, capital expenditures and other related cash flows associated with each scenario. The impairment charge was included in the accumulated impairment losses balance.

9. OTHER INTANGIBLE ASSETS
Other intangible assets are all finite-lived and consist of the following:

	December 31,
(US$ in millions)	2020	2019
Gross carrying amount:
Trademarks/brands	$199	$190
Licenses	11	11
Port rights	63	85
Customer relationships	359	356
Patents	143	133
Other	60	99
	835	874
Accumulated amortization:
Trademarks/brands	(101)	(81)
Licenses	(10)	(9)
Port rights	(12)	(22)
Customer relationships	(96)	(75)
Patents	(57)	(43)
Other	(30)	(61)
	(306)	(291)
Other intangible assets, net	$529	$583
Amortization expense was $49 million, $55 million, and $57 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated annual future amortization expense is $47 million for 2021 through 2025. During 2019, Bunge recorded an impairment charge of $11 million related to a customer relationship intangible asset in its Milling Products segment.

10. IMPAIRMENTS
For the year ended December 31, 2019, Bunge recorded pre-tax, impairment charges of $1,825 million, of which $37 million, $1,678 million and $110 million are recorded in Selling, general and administrative expenses, Cost of goods sold, and Other income (expense)—net ("Other"), respectively, in its consolidated statement of income. These amounts are primarily made up of $1,526 million relating to the contribution of the Company's Brazilian sugar and bioenergy operations to the BP Bunge Bioenergia joint venture, $158 million relating to the impairment of property, plant and equipment and right-of-use assets, primarily associated with portfolio rationalization initiatives, $108 million related to a goodwill impairment charge associated with the acquisition of Loders, $22 million related to the relocation of the Company's global headquarters, and an $11 million intangible asset impairment charge. The charges were recorded in the following segments; $1,535 million to Sugar and Bioenergy, $154 million to Edible Oils, $105 million to Agribusiness, $29 million to Milling, and $2 million to Corporate and Other.
For the year ended December 31, 2018, Bunge recorded pre-tax, impairment charges of $18 million, of which $7 million, $10 million and $1 million are recorded in Selling, general and administrative expenses, Cost of goods sold, and Other, respectively, in its consolidated statement of income. These amounts primarily comprise $10 million relating to the impairment of property, plant and equipment at a port in Poland, in the Agribusiness segment, and a $6 million write-off of various

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
machinery and equipment in Brazil, of which $5 million related to the Sugar and Bioenergy segment, and $1 million to Agribusiness.
The fair values of the assets were determined utilizing discounted future expected cash flows, and in the case of equity method investments, net market value based on broker quotes of similar assets.
11. INVESTMENTS IN AFFILIATES
Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. The Company records its interest in the net earnings of its equity method investees, along with the amortization of basis differences, within Other income (expense) - net, in the consolidated statements of income. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized over the lives of the related assets that gave rise to them. At December 31, 2020 and 2019, the aggregate of all basis differences was a credit of $136 million and $136 million, respectively, primarily associated with BP Bunge Bioenergia. Certain significant equity method investments at December 31, 2020 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.
Agribusiness
Agricola Alvorada S.A. - Bunge has a 37% ownership interest in an agribusiness company in Brazil that complements its grain origination business.
Agrofel Grãos e Insumos. - Bunge has a 30% ownership interest in an agricultural inputs reseller in Brazil that complements its soybean origination business.
Complejo Agroindustrial Angostura S.A. ("CAIASA") - Bunge has a 33.3% ownership interest in an oilseed processing facility joint venture with Louis Dreyfus Company and Aceitera General Deheza S.A. ("AGD") in Paraguay.
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
Vietnam Agribusiness Holdings Ptd. Ltd ("VAH") - Bunge has a 45% ownership in VAH, with Wilmar International Limited ("Wilmar") owning 45% and Quang Dung, a leading Vietnamese soybean meal distributor in Vietnam, owning the remaining 10%. VAH owns 100% of the shares of an oilseed processing facility in Vietnam.
Sugar and Bioenergy
BP Bunge Bioenergia - Bunge has a 50% ownership interest in BP Bunge Bioenergia, a joint venture with BP plc, a leading company in the ethanol, biopower, and sugar market in Brazil.
ProMaiz - Bunge has a 50% ownership interest in a corn wet milling facility joint venture with AGD in Argentina for the production of ethanol.
Corporate and Other
Merit Functional Foods Corp. - Bunge has a 25% ownership interest in a plant-based protein ingredients company in Canada that complements its existing canola origination business.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized financial information, combined, for all of Bunge's equity method investees is as follows:

	December 31,
(US$ in millions)	2020	2019
Current assets	$2,266	$1,809
Noncurrent assets	3,391	3,822
Total assets	$5,657	$5,631

Current liabilities	$1,351	$1,344
Noncurrent liabilities	2,233	2,028
Total liabilities	$3,584	$3,372

	Years ended December 31,
(US$ in millions)	2020	2019	2018
Net sales	$6,310	$3,611	$3,923
Gross profit	577	359	264
Net income (loss)	(28)	95	61
Variable Interest Entities
Bunge holds investment interests in various entities, as described above, that are included in Investments in affiliates and Other non-current assets in the consolidated balance sheets. Certain of these investments, which are substantially reported in Bunge's Agribusiness segment, have been determined to be variable interest entities for which Bunge has determined it is not the primary beneficiary. Accordingly, these investments are not consolidated by Bunge. Bunge's exposure to loss related to these unconsolidated investments is $449 million and $393 million, respectively, as of December 31, 2020 and 2019. Bunge's exposure to loss principally comprises Bunge's investments in affiliates balance, in addition to third party guarantees and long term loans and assuming full loss of the investment balance and full payment of the guarantees regardless of the probability of such losses actually being incurred in accordance with US GAAP disclosure rules. See Note 21- Commitments and Contingencies.

12. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2020	2019
Recoverable taxes, net (1)	$115	$48
Judicial deposits (1)	72	106
Other long-term receivables	12	6
Income taxes receivable (1)	150	208
Long-term investments (2)	136	83
Affiliate loans receivable	15	29
Long-term receivables from farmers in Brazil, net (1)	38	69
Unrealized gains on derivative contracts, at fair value	111	39
Other	97	90
Total	$746	$678

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)These non-current assets arise primarily from Bunge's Brazilian operations and their realization could take several years.
(2)As of December 31, 2020 and 2019, $12 million and $18 million, respectively, of long-term investments were recorded at fair value.
Recoverable taxes, net—Recoverable taxes are reported net of allowances of $17 million and $41 million at December 31, 2020 and 2019, respectively.
Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These Brazilian funds are held in judicial escrow related to certain legal proceedings pending legal resolution and bear interest at the Selic rate, which is the benchmark rate of the Brazilian central bank.
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
Long-term receivables from farmers in Brazil, net—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6- Other Current Assets) and reclassified to Other non-current assets when collection issues with farmers arise and amounts become past due and resolution of matters is expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2020 and 2019 was $132 million and $186 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	December 31, 2020		December 31, 2019
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$73	$60	$95	$85
Renegotiated amounts (2)	6	3	11	11
For which no allowance has been provided:
Legal collection process (1)	22	—	50	—
Renegotiated amounts (2)	—	—	5	—
Other long-term receivables	—	—	4	—
Total	$101	$63	$165	$96

(1)All amounts in legal process are considered past due upon initiation of legal action.
(2)All renegotiated amounts are current on repayment terms.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Year Ended December 31,
(US$ in millions)	2020	2019
Beginning balance	$96	$106
Bad debt provisions	12	6
Recoveries	(16)	(11)
Write-offs	(7)	(2)
Foreign currency translation	(22)	(3)
Ending balance	$63	$96

13. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2020	2019
Accrued liabilities	$652	$602
Unrealized losses on derivative contracts at fair value	3,226	766
Advances on sales (2)	406	411
Payables for purchase of shares (1)	149	107
Other	407	369
Total	$4,840	$2,255
(1)On December 9, 2020, Bunge filed an unconditional tender offer to acquire all of the shares Bunge currently does not own in Z.T. Kruszwica S.A. Accordingly, the Company recognized a liability for the fair value of the publicly listed shares not owned at December 31, 2020. The tender offer process was completed on February 8, 2021.
(2)Changes to the advances on sales accounts are as follows:

	Year Ended December 31,
(US$ in millions)	2020	2019
Beginning balance	$411	$405
Additions	2,841	2,359
Transfers to Net sales	(2,759)	(2,288)
Reversals due to cancelled sales orders	(92)	(57)
Foreign currency translation	3	(3)
Other	2	(5)
Ending balance	$406	$411

14. INCOME TAXES
Bunge operates globally and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities as well as tax agreements and treaties among these jurisdictions. Bunge's income tax provision is impacted by, among other factors, changes in tax laws, regulations, agreements and treaties, currency exchange rates and Bunge's profitability in each tax jurisdiction.
Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of Income (loss) from continuing operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
United States	$207	$(4)	$233
Non-United States	1,206	(1,201)	223
Total	$1,413	$(1,205)	$456
The components of the Income tax expense (benefit) are:

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Current:
United States	$(4)	$32	$33
Non-United States	181	78	140
	177	110	173
Deferred:
United States	33	(25)	4
Non-United States	38	1	2
	71	(24)	6
Total	$248	$86	$179
Reconciliation of Income tax expense (benefit) if computed at the U.S. Federal income tax rate to Bunge's reported Income tax expense (benefit) is as follows:

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Income (loss) from continuing operations before income tax	$1,413	$(1,205)	$456
Income tax rate	21%	21%	21%
Income tax expense at the U.S. Federal tax rate	297	(253)	96
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	(18)	(66)	24
Valuation allowances	(27)	66	114
Fiscal incentives(1)	(43)	(43)	(43)
Foreign exchange on monetary items	29	12	24
Tax rate changes	3	(8)	4
Non-deductible expenses	16	11	8
Uncertain tax positions	(11)	(29)	22
Equity distributions, net	—	(7)	(31)
Transition tax	—	(11)	(15)
Incremental tax on future distributions	6	—	(26)
State taxes	(4)	3	8
Goodwill impairment - Loders	—	28	—
Losses on Brazilian sugar and bioenergy contribution to joint venture	—	379	—
Other	—	4	(6)
Income tax (benefit) expense	$248	$86	$179

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.
The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$598	$530
Operating lease obligations	155	239
Employee benefits	59	110
Tax credit carryforwards	40	44
Inventories	—	1
Accrued expenses and other	142	259
Total deferred tax assets	994	1,183
Less valuation allowances	(316)	(404)
Deferred tax assets, net of valuation allowance	678	779
Deferred income tax liabilities:
Property, plant and equipment	291	286
Operating lease assets	153	239
Undistributed earnings of affiliates	17	9
Investments	15	13
Intangibles	149	119
Inventories	74	—
Total deferred tax liabilities	699	666
Net deferred tax assets (liabilities)	$(21)	$113

As of December 31, 2020, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $700 million, and accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes in the form of withholding taxes to the recipient for an amount of approximately $50 million.

At December 31, 2020, Bunge's pre-tax loss carryforwards totaled $2,166 million, of which $1,778 million have no expiration, including loss carryforwards of $870 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not allow consolidated tax filings. At December 31, 2019, Bunge’s pre-tax loss carryforwards totaled $2,011 million, of which $1,488 million had no expiration, including loss carryforwards of $713 million in Brazil. The increase in pre-tax loss carryforwards from 2019 to 2020 is primarily attributable to the Company’s generation of losses in certain jurisdictions during the year.
The remaining tax loss carryforwards expire at various periods beginning in 2021 through the year 2039.
Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.
As of December 31, 2020 and 2019, Bunge has recorded valuation allowances of $316 million and $404 million, respectively. The net decrease of $88 million is primarily attributable to the release of valuation allowances during the year.
Unrecognized Tax Benefits—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, Bunge recognizes the amount of tax benefit that has a greater than 50 percent

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
likelihood of being ultimately realized upon settlement. At December 31, 2020 and 2019, respectively, Bunge had recorded unrecognized tax benefits of $50 million and $51 million in Other non-current liabilities and $2 million and $2 million in Other current liabilities in its consolidated balance sheets. During 2020, 2019 and 2018, respectively, Bunge recognized $2 million, $(11) million and $(4) million of interest and penalty charges in Income tax expense (benefit) in the consolidated statements of income. At December 31, 2020 and 2019, respectively, accrued interest and penalties of $13 million and $12 million were included within the related tax liability line in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows:

(US$ in millions)	2020	2019	2018
Balance at January 1,	$311	$390	$421
Additions based on tax positions related to the current year	3	2	41
Additions based on tax positions related to prior years	1	7	21
Reductions for tax positions of prior years	(1)	(27)	(54)
Settlements with tax authorities	(4)	(26)	(1)
Expiration of statute of limitations	(15)	(11)	(19)
Reductions due to dispositions	—	(19)	—
Foreign currency translation	25	(5)	(19)
Balance at December 31,	$320	$311	$390
Bunge believes that it is reasonably possible that approximately $8 million of its unrecognized tax benefits may be recognized by the end of 2021 as a result of a lapse of the statute of limitations or resolution with the tax authorities.
Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States regions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities in significant tax regions:

Open Tax Years
North America	2013 - 2020
South America	2014 - 2020
Europe	2013 - 2020
Asia-Pacific	2006 - 2020

As of December 31, 2020, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2016 of approximately 5,475 million Brazilian reais (approximately $1,054 million) plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of 12 million Brazilian reais (approximately $2 million) as of December 31, 2020.
As of December 31, 2020, Bunge’s Argentina subsidiary had received income tax and penalty assessments through 2009 of approximately 1,288 million Argentine pesos (approximately $15 million) plus applicable interest on the outstanding amount.
Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with the exception of unrecognized tax benefits discussed above) in Brazil and Argentina and is vigorously defending its position against these assessments.
Bunge made cash income tax payments, net of refunds received, of $140 million, $123 million and $(1) million during the years ended December 31, 2020, 2019, and 2018, respectively.

In the fourth quarter of 2018, Bunge completed its analysis of the impact of the U.S. "Tax Cuts and Jobs Act" (the "Tax Act") in conjunction with filing of its 2017 U.S. income tax return, assessment of additional documentation to determine the Transition Tax, and analysis of U.S. Treasury guidance on the Tax Act. As a result, Bunge recorded a tax benefit of $26 million, primarily related to the ability to utilize additional foreign tax credits to offset future repatriation of earnings to the United States.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as trade accounts receivable and trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, trade accounts payable and short-term debt are each stated at their carrying value, which is a reasonable estimate of fair value. See Note 3- Trade Structured Finance Program for trade structured finance program, Note 12- Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, Note 18- Long-term Debt and Credit Facilities for long-term debt, and Note 19- Employee Benefit Plans for employee benefit plans. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
    For a definition of fair value and the associated fair value levels, refer to Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.
    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2020				December 31, 2019
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (1) (Note 5)	$—	$6,118	$208	$6,326	$—	$3,703	$231	$3,934
Trade accounts receivable (2)	—	5	—	5	—	—	—	—
Unrealized gain on derivative contracts (3):
Interest rate	—	100	—	100	—	45	—	45
Foreign exchange	3	531	—	534	—	331	—	331
Commodities	191	2,783	63	3,037	34	481	9	524
Freight	14	—	—	14	10	—	—	10
Energy	44	—	—	44	56	—	—	56
Other (4)	15	352	—	367	47	370	—	417
Total assets	$267	$9,889	$271	$10,427	$147	$4,930	$240	$5,317
Liabilities:
Trade accounts payable (5)	$—	$285	$9	$294	$—	$347	$31	$378
Unrealized loss on derivative contracts (6):
Interest rate	—	15	—	15	—	4	—	4
Foreign exchange	—	701	—	701	—	257	—	257
Commodities	232	2,187	71	2,490	49	388	31	468
Freight	16	—	—	16	10	—	—	10
Energy	12	—	—	12	26	—	2	28
Total liabilities	$260	$3,188	$80	$3,528	$85	$996	$64	$1,145

(1)At December 31, 2020, RMI totaling $365 million were included in Assets held for sale.
(2)These receivables are hybrid financial instruments for which Bunge has elected the fair value option.
(3)Unrealized gains on derivative contracts are generally included in Other current assets. There were $111 million and $39 million included in Other non-current assets at December 31, 2020 and 2019, respectively. There were $63 million and zero included in Assets held for sale at December 31, 2020 and 2019, respectively.
(4)Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(5)These payables are hybrid financial instruments for which the Company has elected the fair value option. There were $40 million and zero included in Liabilities held for sale at December 31, 2020 and 2019, respectively.
(6)Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $7 million and $1 million included in Other non-current liabilities at December 31, 2020 and 2019, respectively. There were $2 million and zero included in Liabilities held for sale at December 31, 2020 and 2019, respectively.
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
    Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange-traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. The Company's forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates and are classified within Level 2 or Level 3, as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
    OTC derivative contracts include swaps, options and structured transactions that are generally fair valued using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market.
     Marketable securities and investments comprise government treasury securities, corporate debt securities and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as level 1. Marketable securities and investments with less-liquid prices are valued using third-party quotes and classified as level 2.
    Level 3 Measurements
    The following relates to Level 3 measurements. An instrument may transfer into or out of Level 3 due to inputs becoming either observable or unobservable.
    Level 3 Readily marketable inventories and other—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sale contracts, and trade accounts payable relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the price of these unobservable inputs alone would not have a material effect on the Company's financial statements as these contracts do not typically exceed one future crop cycle.
    Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes and locations.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Year Ended December 31, 2020
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2020	$231	$(24)	$(31)	$176
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	748	(24)	19	743
Purchases	2,183	3	(298)	1,888
Sales	(3,202)	—	—	(3,202)
Issuances	—	(3)	—	(3)
Settlements	—	22	230	252
Transfers into Level 3	1,044	13	(77)	980
Transfers out of Level 3	(796)	5	148	(643)
Balance, December 31, 2020	$208	$(8)	$(9)	$191
1)    Readily marketable inventories, derivatives, net and trade accounts payable include gains/(losses) of $544 million, $(29) million and $19 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2020.

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
1)        Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $214 million, $(25) million and $0 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2019.

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    The Company uses derivative instruments to manage several market risks, such as interest rate, foreign currency rate, and commodity risk. Some of the hedges the Company enters into qualify for hedge accounting ("Hedge Accounting Derivatives") and some, while intended as economic hedges, do not qualify or are not designated for hedge accounting ("Economic Hedge Derivatives"). As these derivatives impact the financial statements in different ways, they are discussed separately below.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
    Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2021. Of the amount currently in Accumulated other comprehensive income (loss), $4 million is expected to be reclassified to earnings in the next twelve months.
Cash flow hedges of commodity risk - The Company manages commodity price risk on certain forecasted purchases and sales with commodity futures. The change in the value of the future is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the commodity future is reclassified to Net sales or Cost of goods sold. As of December 31, 2020 and December 31, 2019, the Company had no open cash flow hedges of commodity risk.
    Net investment hedges - The Company hedges the currency risk of certain of its foreign subsidiaries with currency forwards and intercompany loans for which the currency risk is remeasured through Accumulated other comprehensive income (loss). For currency forwards, the forward method is used. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings by way of either sale or substantial liquidation of the foreign subsidiary.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	December 31, 2020	December 31, 2019	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,465	$2,279	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$92	$37	$ Notional
Interest rate swap - notional amount	$2,382	$2,249	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$297	$281	$ Notional
Cross currency swap - notional amount	$297	$281	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$182	$99	$ Notional
Foreign currency option - notional amount	$90	$75	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$1,875	$928	$ Notional
Carrying value of non-derivative hedging instrument	$—	$895	$ Notional
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the volume of economic derivatives as of December 31, 2020 and December 31, 2019. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA") and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	December 31,		December 31,
	2020		2019		Unit of Measure
	Long	(Short)	Long	(Short)
Interest rate
Swaps	$1,989	$(1,418)	$4,062	$(39)	$ Notional
FRAs	$1,216	$(805)	$213	$(418)	$ Notional
Currency
Forwards	$11,272	$(13,171)	$7,164	$(9,983)	$ Notional
Swaps	$422	$(413)	$191	$(170)	$ Notional
Futures	$—	$(55)	$—	$(16)	$ Notional
Options	$100	$(142)	$132	$(157)	Delta
Agricultural commodities
Forwards	38,332,313	(39,743,593)	27,914,141	(25,321,595)	Metric Tons
Swaps	—	(1,700,972)	—	(1,114,704)	Metric Tons
Futures	—	(11,422,365)	—	(1,960,051)	Metric Tons
Options	—	(280,240)	—	(115,232)	Metric Tons
Ocean freight
FFA	3,055	—	—	(133)	Hire Days
FFA options	—	—	42	—	Hire Days
Natural gas
Swaps	1,040,284	—	215,640	—	MMBtus
Futures	7,210,000	—	2,802,500	—	MMBtus
Energy - other
Forwards	—	—	5,534,290	—	Metric Tons
Futures	—	—	—	—	Metric Tons
Swaps	413,542	—	239,836	—	Metric Tons
Other
Swaps and futures	$30	$(30)	$50	$(14)	$ Notional

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Effect of Derivative Instruments and Hedge Accounting on the Consolidated Statements of Income
    The tables below summarize the net effect of derivative instruments and hedge accounting on the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
(US$ in millions)		2020	2019	2018
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$(14)	$(3)	$(2)

Cost of goods sold
Hedge accounting	Foreign currency	$—	$—	$1
	Commodities	—	20	—
Economic hedges	Foreign currency	(1,250)	172	(220)
	Commodities	(225)	(50)	506
	Other (1)	42	46	(25)
Total Cost of goods sold		$(1,433)	$188	$262

Interest expense
Hedge accounting	Interest rate	$15	$(12)	$(6)
Economic hedges	Interest rate	(1)	(10)	(1)
Total Interest expense		$14	$(22)	$(7)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$27	$11	$(10)
Economic hedges	Foreign currency	(261)	33	34
Total Foreign exchange gains (losses)		$(234)	$44	$24

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(1)	$(1)	$1
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(5)	$15	$(2)
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$—	$20	$—
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$41	$(47)	$48
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$(67)	$17	$52

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$3	$(5)	$—
Cash flow hedge of commodity risk		$—	$(20)	$—
(1) Other includes the results from freight, energy and other derivatives.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. SHORT-TERM DEBT AND CREDIT FACILITIES
Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs, and charges on certain lending transactions. The weighted-average interest rate on short-term borrowings at December 31, 2020 and 2019 was 5.49% and 13.83%, respectively.

	December 31,
(US$ in millions)	2020	2019
Commercial paper program, variable interest rate of 0.27%	$549	$—
Unsecured lines of credit, variable interest rates from 0.04% to 45.50%	2,279	771
Total short-term debt (1)	$2,828	$771

(1)Includes $558 million and $348 million of local currency borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a local currency based weighted average interest rate of 24.54% and 27.16% as of December 31, 2020 and December 31, 2019, respectively.
Bunge's commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by lending institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under the Company's commercial paper program. At December 31, 2020, $549 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is the Company's only revolving credit facility that requires lenders to maintain minimum credit ratings.
On October 22, 2020, the Company entered into an unsecured $1,250 million 364-day Revolving Credit Agreement (the “Credit Agreement”) with a group of lenders. The Credit Agreement includes a $1,000 million tranche (“Tranche A”) and a $250 million tranche (“Tranche B”). Borrowings under the Credit Agreement will bear interest at LIBOR plus an applicable margin, as defined in the Credit Agreement. Each lender under Tranche A is required to fund all borrowing requests delivered by Bunge unless such lender has delivered a declining lender notice to the administrative agent by 9:00am (New York City time) on the date such borrowing request is delivered. The lenders under Tranche B do not have the right to deliver a declining lender notice to Bunge. Bunge may also, from time to time, request one or more of the existing or new lenders to increase the total participations and commitments under Tranche A and Tranche B of the Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. The Credit Agreement matures on October 21, 2021. At December 31, 2020, $250 million of borrowings were outstanding under the Credit Agreement.
On December 16, 2019, Bunge entered into an amendment and restatement agreement (the “Amendment and Restatement Agreement”) which amends and extends its unsecured $1.75 billion revolving credit facility entered into on December 12, 2017 (as amended by the Amendment and Restatement Agreement, the “Revolving Credit Facility”), adding a sustainability-linked mechanism to the facility. Through the sustainability-linked mechanism, the interest rate under the Revolving Credit Facility is tied to five sustainability performance targets that highlight and measure Bunge’s continued advancement of its sustainability initiatives across the following three areas: 1) reducing greenhouse gas emissions by improving industrial efficiency; 2) increasing traceability for main agricultural commodities; and 3) supporting increasing levels of adoption of sustainable practices across the wider soybean and palm supply chain. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments in an amount not to exceed $250 million pursuant to an accordion provision set forth in the Revolving Credit Facility. Pursuant to the Amendment and Restatement Agreement, the Revolving Credit Facility will mature on December 12, 2022. Borrowings under the Revolving Credit Facility will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Services Inc. and S&P Global Ratings. Amounts under the Revolving Credit Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which will vary based on the rating level at each such quarterly payment date. Bunge also will pay a fee that will vary from 0.10% to 0.40% based on its utilization of the Revolving Credit Facility. There were $554 million of borrowings outstanding at December 31, 2020, under the Revolving Credit Facility.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 31, 2020, Bunge had $4,072 million of unused and available borrowing capacity under its committed credit facilities with a number of lending institutions.
In addition to the committed facilities discussed above, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2020 and 2019, there were $550 million and zero, respectively, borrowings outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $785 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2020 to support working capital requirements.
Bunge has also entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Contingent liabilities on outstanding standby letter of credit agreements and surety bonds aggregated to $1,226 million and $1,156 million as of December 31, 2020 and 2019, respectively.
Bunge's credit facilities require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2020.

18. LONG-TERM DEBT
Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2020	2019
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A) (1)	$297	$281
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B) (1)	89	89
3.50% Senior Notes due 2020	—	499
3.00% Senior Notes due 2022	399	398
1.85% Senior Notes due 2023—Euro	982	899
4.35% Senior Notes due 2024	597	596
1.63% Senior Notes due 2025	595	—
3.25% Senior Notes due 2026	696	696
3.75% Senior Notes due 2027	595	595
Other	210	170
Subtotal	4,460	4,223
Less: Current portion of long-term debt	(8)	(507)
Total long-term debt (2)	$4,452	$3,716

(1)     On July 1, 2019, Bunge refinanced its unsecured Japanese Yen 28.5 billion and $85 million Term Loan Agreement, dated as of December 12, 2014, which extended the maturity date to July 1, 2024.
(2)     Includes secured debt of $5 million and $15 million at December 31, 2020 and December 31, 2019, respectively.
The fair values of long-term debt, including current portion, are calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2020		December 31, 2019
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,460	$4,646	$4,223	$4,319

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
In November 2019, the $700 million credit facility maturing in May 2023 was converted into a term loan and then transferred to the joint venture, BP Bunge Bioenergia, on a non-recourse basis.
Certain property, plant and equipment, and investments in consolidated subsidiaries having a net carrying value of approximately $36 million at December 31, 2020 have been mortgaged or otherwise collateralized against long-term debt of $5 million at December 31, 2020.
Principal Maturities—Principal maturities of long-term debt at December 31, 2020 are as follows:

(US$ in millions)
2021	$13
2022	410
2023	1,087
2024	987
2025	597
Thereafter	1,293
Total (1)	$4,387

(1)Excludes components of long-term debt attributable to fair value hedge accounting of $92 million and deferred financing fees and unamortized premiums of $19 million.
Certain term loans of Bunge require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2020.
During the years ended December 31, 2020, 2019 and 2018, Bunge paid interest, net of interest capitalized, of $264 million, $327 million, and $306 million, respectively.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain United States and Brazilian-based subsidiaries of Bunge have benefit plans to provide postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.
Plan amendments and pension liability adjustments - In 2018, Bunge's Swiss defined benefit pension plan changed its local pension provider, resulting in a change to its conversion rate. This plan amendment resulted in a $13 million increase in benefit obligation for the year ended December 31, 2018.
On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans. These changes freeze the plans for future benefit accruals effective January 1, 2023, and these plans are closed for participation for employees hired on or after January 1, 2018.
Plan Settlements - On July 17, 2020 the Company approved a one-time lump sum offering to certain participants in Bunge's defined benefit U.S. Pension Plan who had separated from the Company as of December 31, 2019 and whose benefits in the plan had fully vested. The respective payments were completed during the fourth quarter of 2020. The payments, which were paid from plan assets as settlement of respective benefit obligations, resulted in an $88 million decrease in benefit obligations and the reclassification of an unamortized loss of $12 million from Other comprehensive income, which was recorded in Other income (expense) - net on the consolidated statement of income.
In addition the Company incurred a small settlement in respect of one of its international plans, resulting in the reclassification of an unamortized loss of $4 million from Other comprehensive income, which was also recorded in Other income (expense) - net on the consolidated statement of income.
On July 24, 2020 the Company made a one-time cash contribution payment to its U.S. defined benefit pension plans of $65 million for the year ended December 31, 2020. No additional contribution payments were made during the year ended December 31, 2020.
Plan Transfers In and Out - There were no significant transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2020 or 2019.
Cost of Benefit Plans - Service cost is recognized in a period determined as the actuarial present value of benefits attributed by the pension benefit formula to services rendered by employees during that period. Interest cost is the amount recognized in a period determined as the increase in the projected benefit obligation due to the passage of time. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. Amortization of net (gain) loss represents the recognition in net periodic cost over several periods of amounts previously recognized in Other comprehensive income (loss). Service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while the other components of net periodic benefit pension cost are presented separately in Other income (expense), net.
The components of net periodic benefit costs for defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2020	2019	2018	2020	2019	2018
Service cost	$45	$38	$39	$—	$—	$—
Interest cost	38	43	40	3	5	5
Expected return on plan assets	(51)	(47)	(57)	—	—	—
Amortization of prior service cost	1	2	1	—	—	—
Amortization of net (gain) loss	8	9	9	—	—	—
Curtailment (gain) loss	—	2	(2)	—	—	—
Settlement loss recognized	16	—	4	—	—	—
Special termination benefit	—	1	—	—	—	—
Net periodic benefit costs	$57	$48	$34	$3	$5	$5

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assumptions used in Postretirement Benefits Calculations - At December 31, 2020, a 6.8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2020 postretirement benefit plan measurement purposes, decreasing to 6.6% by 2038, and remaining at that level thereafter. At December 31, 2019, a 7.2% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2019 postretirement benefit plan measurement purposes, decreasing to 6.9% by 2038, and remaining at that level thereafter.
The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2020	2019	2020	2019
Discount rate	2.1%	2.8%	5.7%	6.1%
Increase in future compensation levels	3.2%	3.2%	N/A	N/A

The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	2.8%	3.7%	3.4%	6.1%	8.3%	9.0%
Expected long-term rate of return on assets	4.7%	5.1%	6.0%	N/A	N/A	N/A
Increase in future compensation levels	3.2%	3.2%	3.2%	N/A	N/A	N/A
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension Benefit Obligations and Funded Status - The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2020 and 2019. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2020	2019	2020	2019
Change in benefit obligations:
Benefit obligation at the beginning of year	$1,388	$1,192	$56	$59
Service cost	45	38	—	—
Interest cost	38	43	3	5
Plan amendments	—	(3)	(1)	—
Plan curtailments	(1)	(5)	—	—
Special termination benefits	—	1	—	—
Actuarial (gain) loss, net	84	172	7	1
Employee contributions	3	3	1	1
Plan settlements	(108)	(2)	—	—
Benefits paid	(35)	(49)	(6)	(8)
Expenses paid	(2)	(2)	—	—
Impact of foreign exchange rates	41	—	(10)	(2)
Benefit obligation at the end of year	$1,453	$1,388	$50	$56
Change in plan assets:
Fair value of plan assets at the beginning of year	$1,114	$957	$—	$—
Actual return on plan assets	145	181	—	—
Employer contributions	84	25	5	7
Employee contributions	3	3	1	1
Plan settlements	(108)	(2)	—	—
Benefits paid	(35)	(49)	(6)	(8)
Expenses paid	(2)	(2)	—	—
Impact of foreign exchange rates	31	1	—	—
Fair value of plan assets at the end of year	$1,232	$1,114	$—	$—
Funded (unfunded) status and net amounts recognized:
Plan assets (less than) in excess of benefit obligation	$(221)	$(274)	$(50)	$(56)
Net (liability) asset recognized in the balance sheet	$(221)	$(274)	$(50)	$(56)
Amounts recognized in the balance sheet consist of:
Non-current assets	$15	$14	$—	$—
Current liabilities	(6)	(6)	(4)	(5)
Non-current liabilities	(230)	(282)	(46)	(51)
Net liability recognized	$(221)	$(274)	$(50)	$(56)
Included in Accumulated other comprehensive income (loss) for pension benefits at December 31, 2020 are the following amounts that have not yet been recognized in net periodic benefit costs: unrecognized prior service loss of $3 million ($2 million, net of tax) and unrecognized actuarial loss of $182 million ($165 million, net of tax).
Included in Accumulated other comprehensive income (loss) for postretirement healthcare benefits at December 31, 2020 is the following amount that has not yet been recognized in net periodic benefit costs: unrecognized actuarial loss of $9 million ($7 million, net of tax).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Bunge has aggregated certain defined benefit pension plans for which the projected benefit obligations exceeds the fair value of related plan assets with pension plans for which the fair value of plan assets exceeds related projected benefit obligations. The following table provides aggregated information about pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2020	2019
Projected benefit obligation	$641	$1,252
Fair value of plan assets	$405	$965
    The accumulated benefit obligation for the defined pension benefit plans was $1,371 million and $1,304 million at December 31, 2020 and 2019, respectively. The following table summarizes information related to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2020	2019
Projected benefit obligation	$618	$1,252
Accumulated benefit obligation	$557	$1,171
Fair value of plan assets	$383	$964

Pension Benefit Plan Assets—The objective of the plans' trust funds is to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing returns.
For pension plans in the United States (the "US plans”), in 2020, Bunge hired an outside investment advisory firm to implement a liability-driven investment strategy intended to increase the interest rate and credit risk hedge ratios and increase duration of the pension plan assets to better match the pension benefit obligations. This strategy is intended to reduce the funded status volatility of the US plans. For the largest US plan, derivatives are used primarily to manage risk and hedge plan liabilities while still maintaining liquidity. As part of this strategy, the plan is required to hold cash collateral associated with certain derivatives. Target asset allocations are based on a glide path approach, which allocates more plan assets to immunizing assets, such as intermediate and long duration fixed income instruments and treasury strips, which are intended to match the duration and amount of the expected liabilities, and less to growth assets, such as public equities, non-core fixed income instruments and real assets, as the funded status of the plans improve. Target asset allocations are generally 70-80% to immunizing assets and 20-30% to growth assets. For pension plans outside of the United States, the plans’ trust funds utilize a target asset allocation of approximately 60% fixed income securities and approximately 40% equities.
Bunge implements its investment strategy through a combination of passive and actively managed mutual funds, collective trust funds, and collective investment trusts. The Company's policy is not to invest plan assets in Bunge Limited shares. Plan investments are stated at fair value or net asset value (NAV). For a further definition of fair value and the associated fair value levels, refer to Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	December 31, 2020
(US$ in millions)	Total	Level 1	Level 2	Level 3
Cash	$87	$87	$—	$—
Mutual funds - equities (1)	183	183	—	—
Mutual funds - fixed income (2)	197	159	38	—
Other (3)	77	31	33	13
Total	$544	$460	$71	$13

Collective pooled funds (4)	688	—	—	—
Total investments measured at NAV as a practical expedient	688	—	—	—
Total	$1,232	$460	$71	$13

	December 31, 2019
(US$ in millions)	Total	Level 1	Level 2	Level 3
Cash	$12	$12	$—	$—
Mutual funds - equities (1)	449	449	—	—
Mutual funds - fixed income (2)	581	547	34	—
Other (3)	72	29	31	12
Total	$1,114	$1,037	$65	$12

(1)This category represents a portfolio of equity investments comprised of equity index funds that invest in U.S. equities and non-U.S. equities. The U.S. equities are comprised of investments focusing on large, mid and small cap companies and non-U.S. equities are comprised of international, emerging markets, and real estate investment trusts.
(2)This category represents a portfolio of fixed income investments in mutual funds comprised of investment grade U.S. government bonds and notes, foreign government bonds, and corporate bonds from diverse industries.
(3)This category represents a portfolio consisting of a mixture of hedge funds, investment in government and municipal securities, bonds, real estate and insurance contracts.
(4)Collective pooled funds are typically collective trusts valued at their net asset values (NAVs) that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity. Using the Practical expedient in ASC 820 - Fair Value Measurements, these investments are not categorized within the fair value hierarchy, but are included in the table above so that they can be reconciled to the line items presented in the consolidated balance sheets.
Bunge expects to contribute $21 million and $4 million to its defined benefit pension and postretirement benefit plans, respectively, in 2021.
The following benefit payments, which reflect future service as appropriate, are expected to be paid related to defined benefit pension and postretirement benefit plans:

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2021	$53	$4
2022	53	4
2023	54	4
2024	55	4
2025	57	4
2026 and thereafter	291	19

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $16 million, $16 million, and $10 million during the years ended December 31, 2020, 2019 and 2018, respectively.

20. RELATED PARTY TRANSACTIONS
    Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 6% or less of total Cost of goods sold for each of the years ended December 31, 2020, 2019, and 2018. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for each of the years ended December 31, 2020, 2019, and 2018.

    In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. During the years ended December 31, 2020, 2019, and 2018, such services were not material to the Company's consolidated results.

    At December 31, 2020 and 2019, receivables related to the above related party transactions comprised approximately 3% or less of total Trade accounts receivable. At December 31, 2020 and 2019, payables related to the above related party transactions comprised approximately 5% or less of total Trade accounts payable.

    Bunge believes all transaction values to be similar to those that would be conducted with third parties.

21. COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the consolidated balance sheets. Included in Other non-current liabilities at December 31, 2020 and 2019 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2020	2019
Non-income tax claims	$20	$23
Labor claims	54	50
Civil and other claims	96	88
Total	$170	$161

Brazil indirect taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS). In August 2017, a law was published, authorizing the states to grant amnesty for tax debts arising from existing tax benefits granted without previous authorization and to maintain such existing benefits still in force for up to 15 years. In December 2017, a further law was published to regulate the existing law referenced above, which endorsed the past incentives granted by the Brazilian states. The states have validated their incentives in accordance with this legislation. As Bunge has not received any tax assessment from the states that granted these incentives or benefits related to their validity, no liability has been recorded in the consolidated financial statements.
On February 13, 2015, Brazil’s Supreme Federal Court ruled in a leading case that certain state ICMS tax credits for staple foods (including soy oil, margarine, mayonnaise, and wheat flours) are unconstitutional. Bunge, like other companies in

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Brazilian food industry, is involved in several administrative and judicial disputes with Brazilian states regarding these tax credits. While the leading case does not involve Bunge, the leading case decision will set a precedent and should be applicable to Bunge and other companies. Based on management’s review of the ruling and its general application to Bunge’s pending cases, management recorded a liability in the fourth quarter of 2014. Since 2015, Bunge settled a portion of its outstanding liabilities in amnesty programs in certain Brazilian states. In October 2019, Bunge resolved outstanding liabilities in the Brazilian state of Rio Grande do Sul and paid most of this liability in 2019 and 2020. R$20 million (Brazilian real) (approximately $4 million) is still pending and is likely to be paid with judicial bonds (certificates of credits that companies or individuals have against the state) acquired in the market with a discount over the face value during 2021.

On October 8, 2020, the Company was notified that the Brazilian Federal Court of Appeal ruled in favor of the Company in a case against Brazilian tax authorities regarding the right to exclude the value of ICMS from the PIS/COFINS tax basis. The ruling will allow the Company the right to recover amounts unduly paid from August 2009 through December 2020. As a result of the favorable decision, Bunge recorded pre-tax recoveries of R$251 million (approximately $49 million) in the fourth quarter of 2020 for the recovery of taxes, recognized in Net sales, consistent with how the expense was originally incurred, in the consolidated statements of income. The recorded pre-tax recoveries amount excludes interest which will be recognized when related uncertainties around realization are resolved. Realization of these credits is expected to occur through credits applied to the Company's federal tax liability or through refund or reimbursement requests. Timing of these recoveries is dependent upon reimbursement of the amounts through precatory, a process for repayment through government issued certificates, or generation of federal tax liabilities eligible for offset.
As of December 31, 2020, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims comprise the following:

		December 31,
(US$ in millions)	Years Examined	2020	2019
ICMS	1990 to Present	$191	$221
PIS/COFINS	2004 through 2016	$208	$268

Argentina Export Tax — Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, Bunge has been subject to a number of assessments, proceedings and claims related to its activities. During 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and challenged the claim. In 2020, the Argentine Supreme Court ruled in favor of Bunge in the first case of these interest charges declaring that they shall be declared extinguished. However, this tax claim is divided into a number of individual controversies that are pending at the Supreme Court, the Federal Court of Appeals or the Tax Court.
Labor claims — The labor claims are principally claims against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
During the first quarter of 2017, Bunge received a notice from the Brazilian Administrative Council for Economic Defense ("CADE") initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. This proceeding was put on hold due to a court injunction obtained by one of the defendants in a case related to the application of the statute of limitations. Additionally, in the second quarter of 2018, Bunge received a notification from CADE that it has extended the scope of an existing administrative proceeding relating to alleged anticompetitive practices in the Rio Grande port in Brazil to include certain of Bunge's Brazilian subsidiaries and certain former employees of those subsidiaries. Bunge is defending against these administrative proceedings and, in case it is unsuccessful, the proceedings can be further litigated in the judicial courts. Therefore, Bunge cannot at this time reasonably predict the ultimate outcome in the judicial courts of the cases or sanctions, if any, that may be imposed.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2020:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$267
Residual value guarantee (2)	258
Total	$525

(1)Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their affiliates and in connection therewith have secured their guarantee obligations through a pledge of certain of their affiliates' shares plus loans receivable from the affiliates to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at December 31, 2020, Bunge's potential liability was $245 million, and it has recorded a $12 million obligation related to these guarantees.
(2)Bunge has issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2021 through 2026. At December 31, 2020, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued by its 100% owned subsidiaries. At December 31, 2020, Bunge's consolidated balance sheet includes debt with a carrying amount of $6,760 million related to these guarantees. This debt includes the senior notes issued by two of Bunge's 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.
Commitments—At December 31, 2020, Bunge had approximately $641 million of purchase commitments related to inventories, $101 million of freight supply agreements not accounted for as leases, $82 million of power supply contracts, $51 million of contractual commitments related to construction in progress, and $136 million of other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.

22. OTHER NON-CURRENT LIABILITIES

	December 31,
(US$ in millions)	2020	2019
Labor, legal and other provisions	$175	$168
Pension and post-retirement obligations (1)	276	333
Uncertain income tax positions (2)	50	51
Unrealized losses on derivative contracts, at fair value (3)	7	1
Other	149	158
Total	$657	$711

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)See Note 19- Employee Benefit Plans.
(2)See Note 14- Income Taxes.
(3)See Note 15- Fair Value Measurements.

23. REDEEMABLE NONCONTROLLING INTERESTS
    In connection with the acquisition of a 70% ownership interest in Loders, the Company has entered into a put/call arrangement with the Loders' minority shareholder and may be required or elect to purchase the additional 30% ownership interest in Loders within a specified time frame.
    The Company classifies these redeemable equity securities outside of permanent stockholders’ equity as the equity securities are redeemable at the option of the holder. The carrying amount of redeemable noncontrolling interests is the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss, equity capital contributions and distributions or (ii) the redemption value. Any resulting increases in the redemption amount, in excess of the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss, equity capital contributions and distributions, are affected via a charge against Retained earnings. Additionally, any such charges to Retained earnings will affect Net income (loss) available to Bunge common shareholders as part of Bunge's calculation of earnings per common share.

24. EQUITY
Share Repurchase Program—In May 2015, Bunge established a program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. The program has no expiration date. Bunge repurchased 2,546,000 common shares during the year ended December 31, 2020 for $100 million. Total repurchases under the program from its inception in May 2015 through December 31, 2020 were 7,253,440 shares for $400 million.
Cumulative Convertible Perpetual Preference Shares—Bunge has 6,899,683, 4.875% cumulative convertible perpetual preference shares ("convertible preference shares"), par value $0.01 outstanding at December 31, 2020. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.2585 common shares based on a conversion price of $79.4592 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 8,683,251 Bunge Limited common shares at December 31, 2020).
If the closing market price of Bunge's common shares equals or exceeds 130% of the conversion price of the convertible preference shares for 20 trading days within any period of 30 consecutive trading days (including the last trading day of such period), Bunge may elect to cause all outstanding convertible preference shares to be automatically converted into the number of common shares that are issuable at the conversion price. The convertible preference shares are not redeemable by Bunge at any time.
The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1, and December 1, when, and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares, or a combination thereof. Accumulated unpaid dividends on the convertible preference shares do not bear interest. In each of the years ended December 31, 2020, 2019 and 2018, Bunge recorded $34 million of dividends, paid in cash, on its convertible preference shares.
Accumulated Other Comprehensive Income (Loss) Attributable to Bunge—The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2018	$(5,547)	$(244)	(140)	1	(5,930)
Other comprehensive income (loss) before reclassifications	(1,119)	99	(16)	—	(1,036)
Amount reclassified from accumulated other comprehensive income	29	—	3	(1)	31
Net-current period other comprehensive income (loss)	(1,090)	99	(13)	(1)	(1,005)
Balance, December 31, 2018	(6,637)	$(145)	(153)	—	(6,935)
Other comprehensive income (loss) before reclassifications	(119)	1	(24)	—	(142)
Amount reclassified from accumulated other comprehensive income (loss)	1,493	(26)	(14)	—	1,453
Net-current period other comprehensive income (loss)	1,374	(25)	(38)	—	1,311
Balance, December 31, 2019	(5,263)	$(170)	(191)	—	(5,624)
Other comprehensive income (loss) before reclassifications	(594)	(45)	3	—	(636)
Amount reclassified from accumulated other comprehensive income (loss)	—	—	14	—	14
Net-current period other comprehensive income (loss)	(594)	(45)	17	—	(622)
Balance, December 31, 2020	$(5,857)	$(215)	$(174)	$—	$(6,246)

(1)Bunge has significant operating subsidiaries in Brazil, Argentina, North America, Europe, and Asia-Pacific. The functional currency of Bunge's subsidiaries is generally the local currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars from the local currency at month-end exchange rates, and the resulting foreign currency translation gains (losses) are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive income (loss). During the second quarter of 2018, it was determined that Argentina's economy should be considered highly inflationary, and as such, beginning on July 1, 2018, Bunge's Argentine subsidiaries changed their functional currency from the Argentine peso to the U.S. Dollar. This change in functional currency did not have a material impact on Bunge's consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2020	2019	2018
Income (loss) from continuing operations	$1,165	$(1,291)	$277
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(20)	11	(20)
Income (loss) from continuing operations attributable to Bunge	1,145	(1,280)	257
Convertible preference share dividends	(34)	(34)	(34)
Adjustment of redeemable noncontrolling interest (1)	10	(8)	—
Income (loss) from discontinued operations, net of tax	—	—	10
Net income (loss) available to Bunge common shareholders - Basic and diluted	$1,121	$(1,322)	$233

Weighted-average number of common shares outstanding:
Basic	140,693,658	141,492,289	140,968,980
Effect of dilutive shares:
—stock options and awards (2)	312,907	—	734,803
—convertible preference shares (3)	8,683,251	—	—
Diluted	149,689,816	141,492,289	141,703,783
Basic earnings (loss) per common share:
Net income (loss) from continuing operations	$7.97	$(9.34)	$1.58
Net income (loss) from discontinued operations	—	—	0.07
Net income (loss) attributable to Bunge common shareholders—basic	$7.97	$(9.34)	$1.65
Diluted earnings (loss) per common share:
Net income (loss) from continuing operations	$7.71	$(9.34)	$1.57
Net income (loss) from discontinued operations	—	—	0.07
Net income (loss) attributable to Bunge common shareholders—diluted	$7.71	$(9.34)	$1.64

(1)The redemption value adjustment of the Company's redeemable noncontrolling interest is deducted from Income (loss) attributable to Bunge as discussed further in Note 23- Redeemable Noncontrolling Interest.
(2)The weighted-average common shares outstanding-diluted excludes approximately 7 million, 7 million, and 4 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2020, 2019, and 2018, respectively.
(3)Weighted-average common shares outstanding-diluted for each of the years ended December 31, 2019 and 2018 exclude approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares outstanding.

26. SHARE-BASED COMPENSATION
For the years ended December 31, 2020, 2019, and 2018, Bunge recognized approximately $71 million, $39 million, and $46 million, respectively, of total compensation expense related to its stock option and restricted stock unit equity awards.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the years ended December 31, 2020, 2019, and 2018, Bunge granted equity awards under the 2016 Equity Incentive Plan (the "2016 EIP"), a shareholder approved plan. Under the 2016 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity based awards to officers, employees, consultants and independent contractors in the form of stock options, restricted stock units (performance based or time-vested) or other equity based awards. Shares issued under the 2016 EIP may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner, or a combination thereof.
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
Bunge also established the Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (the "2017 NED Plan"), a shareholder approved plan. Under the 2017 NED Plan, the Compensation Committee may grant equity based awards to non-employee directors of Bunge Limited. Awards may consist of restricted stock, restricted stock units, deferred restricted stock units and non-statutory stock options.
Restricted stock units granted to non-employee directors generally vest on the first anniversary of the grant date, provided the director continues to serve on the Board until such date, and are settled in shares of Bunge Limited common stock. At the time of settlement, a participant holding a vested restricted stock unit is also entitled to receive corresponding accrued dividend equivalent share payments.
The fair value of each stock option granted under any of Bunge's equity incentive plans is estimated on the grant date using the Black-Scholes-Merton option pricing model. Assumptions for the prior three years are noted in the following table. The expected volatility of Bunge's common shares is a weighted average of historical volatility calculated using the daily closing price of Bunge's shares up to the grant date and implied volatilities on open option contracts on Bunge's stock as of the grant date. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of granted options represents the period of time that the granted options are expected to be outstanding based on historical experience and giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon bonds with a term equal to the expected option term of the respective grants and grant dates.

	December 31,
Assumptions:	2020	2019	2018
Expected option term (in years)	6.69	5.97	6.31
Expected dividend yield	4.64%	3.81%	2.44%
Expected volatility	27.42%	25.91%	25.57%
Risk-free interest rate	0.70%	2.36%	2.75%
A summary of option activity under the plans for the year ended December 31, 2020 is presented below:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	5,808,019	$68.06
Granted	682,500	$42.76
Exercised	(174,727)	$51.02
Forfeited or expired	(918,443)	$70.93
Outstanding at December 31, 2020	5,397,349	$64.92	4.52	$39
Exercisable at December 31, 2020	4,082,868	$70.07	3.17	$16
The weighted-average grant date fair value of options granted during the years ended December 31, 2020, 2019 and 2018 was $5.89, $9.07 and $16.75, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $2 million, $1 million and $4 million, respectively. The excess tax benefit classified as a financing cash flow was not significant for any of the periods presented.
At December 31, 2020, $6 million of total unrecognized compensation cost related to non-vested stock options granted under the equity incentive plan is expected to be recognized over the next two years.
A summary of restricted stock unit activity under Bunge's plans for the year ended December 31, 2020 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Restricted stock units at January 1, 2020	1,799,480	$64.89
Granted	972,157	43.54
Vested/issued (2)	(423,815)	70.41
Forfeited/cancelled (2)	(339,870)	72.51
Restricted stock units at December 31, 2020 (1)	2,007,952	$52.10

(1)Includes accrued unvested dividends, which are payable in Bunge's common shares upon vesting of underlying restricted stock units.
(2)During the year ended December 31, 2020, Bunge issued 348,369 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $70.41 per share. During the year ended December 31, 2020, no performance-based restricted stock units vested. During the year ended December 31, 2020, Bunge canceled approximately 217,895 shares related to performance-based restricted stock unit awards that did not vest due to non-achievement of performance targets.
The fair value of RSU awards is determined based on the market value of the Company's shares on the grant date. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was $43.54, $53.01 and $75.06, respectively.
At December 31, 2020, there was approximately $59 million of total unrecognized compensation cost related to restricted stock units granted under the equity incentive plans, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2020 was approximately $30 million.
Common Shares Reserved for Share-Based Awards—The 2017 NED Plan and the 2016 EIP provide that 120,000 and 10,900,000 common shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. During 2020, Bunge shareholders approved an increase to the 2016 EIP of 5,100,000 common shares. At December 31, 2020, 12,832 and 5,399,344 common shares were available for future grants under the 2017 NED Plan and the 2016 EIP, respectively. No shares are currently available for grant under any other Bunge Limited equity incentive plan.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
27. LEASES
    The Company routinely leases storage facilities, transportation equipment, land, and office facilities which are typically classified as operating leases. The accounting for some of the Company's leases may require significant judgment when determining whether a contract is or contains a lease, the lease term, and the likelihood of renewal or termination options. Leases with an initial term of more than 12 months are recognized on the balance sheet as right-of-use assets (Operating lease assets) and lease liabilities for the obligation to make payments under such leases (Current operating lease obligations and Non-current operating lease obligations). As of the lease commencement date, the lease liability is initially measured as the present value of lease payments not yet paid. The lease asset is initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement (e.g., prepaid rent), lease incentives, and any initial direct costs. Over time, the lease liability is reduced for lease payments made and the lease asset is reduced through expense, classified as either Cost of goods sold or Selling, general and administrative expense depending upon the nature of the lease. Lease assets are subject to review for impairment in a manner consistent with Property, plant and equipment. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the lease term.
    The Company’s leases range in length of term, with an average remaining lease term of 5.1 years, but with one water rights lease for up to 91 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive at the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of December 31, 2020, such weighted average discount rate was 4.1%.
    Certain of the Company’s freight supply agreements for ocean freight vessels and rail cars may include rental payments that are variable in nature. Variable payments on time charter agreements for ocean freight vessels under freight supply agreements are dependent on then current market daily hire rates. Variable payments for certain rail cars can be based on volumes, and in some cases, benchmark interest rates. All such variable payments are not included in the calculation of the associated operating lease asset or liability subsequent to the inception date of the associated lease and are recorded as expense in the period in which the adjustment to the variable payment obligation is incurred. Certain of the Company’s lease agreements related to railcars and barges contain residual value guarantees (see Note 21- Commitments and Contingencies). None of the Company’s lease agreements contain material restrictive covenants.
    The components of lease expense were as follows:

	Year Ended December 31,
(US$ in millions)	2020	2019
Operating lease cost	$279	$322
Short-term lease cost	637	703
Variable lease cost	10	20
Sublease income	(82)	(125)
Total lease cost	$844	$920

    Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease liability principal payments	$279	$320
Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease obligations	$309	$256

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    Maturities of lease liabilities for operating leases as of December 31, 2020, are as follows:

(US$ in millions)
2021	$261
2022	207
2023	158
2024	101
2025	67
Thereafter	131
Total lease payments (1)	925
Less imputed interest	(96)
Present value of lease liabilities	$829
Less present value of lease liabilities held for sale	(13)
Present value of lease liabilities, as separately presented on the consolidated balance sheet	$816

    (1) Minimum lease payments have not been reduced by minimum sublease income receipts of $23 million due in future periods under non-cancelable subleases as of December 31, 2020. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of approximately five years, as well as an agreement in which the Company subleases rail cars with remaining sublease terms of approximately two years. Additionally, from time to time, the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

    The Company is expected to have an additional operating lease of $33 million for the Bunge Loders Croklaan Rotterdam facility, which Bunge will lease from Neste in a phased transition through 2024, as discussed further in Note 2- Portfolio Rationalization Initiatives. This operating lease is expected to commence in 2021 upon closing of the sale, with a lease term of four years.

28. SEGMENT INFORMATION
The Company's operations are organized, managed and classified into five reportable segments - Agribusiness, Edible Oil Products, Milling Products, Sugar and Bioenergy, and Fertilizer, based upon similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods.
The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. See Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Edible Oil Products segment involves the processing, production and marketing of products derived from vegetable oils. The Milling Products segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar & Bioenergy segment primarily comprises the net earnings from the Company’s 50% interest in BP Bunge Bioenergia, a joint venture formed in December 2019 through the combination of the Company’s Brazilian sugar and bioenergy operations, together with the Brazilian biofuels business of BP p.l.c. (“BP”). Prior to December 2019, the Company’s Sugar and Bioenergy results reflect its 100% ownership interest in the Brazilian sugarcane growing and milling, and sugarcane-based ethanol production activities contributed to the joint venture. The activities of the Fertilizer segment include port operations in Brazil and Argentina, and blending and retail operations in Argentina.
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of such reporting segments is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance, and securitization activities.
Transfers between the segments are generally valued at market. The segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of, and for the year ended, December 31, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate - Other	Eliminations	Total
Net sales to external customers	$29,529	$9,601	$1,648	$142	$484	$—	$—	$41,404
Inter–segment revenues	5,183	242	—	—	2	—	(5,427)	—
Foreign exchange gains (losses)	148	(2)	6	—	—	(2)	—	150
Noncontrolling interests (1)	(19)	—	—	—	(1)		—	(20)
Other income (expense) – net	43	95	(1)	2	—	(13)	—	126
Income (loss) from affiliates	46	—	(1)	(92)	—	—	—	(47)
Segment EBIT (2)	1,482	440	78	(87)	85	(365)	—	1,633
Depreciation, depletion and amortization	(212)	(149)	(43)	—	(6)	(25)	—	(435)
Total assets	17,303	3,993	1,249	180	267	663	—	23,655
Capital Expenditures	201	107	20	13	8	16	—	365

	As of, and for the year ended, December 31, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate - Other	Eliminations	Total
Net sales to external customers	$28,407	$9,186	$1,739	$1,288	$520	$—	$—	$41,140
Inter–segment revenues	4,784	153	1	1	28	—	(4,967)	—
Foreign exchange gains (losses)	(34)	(1)	4	(89)	—	3	—	(117)
Noncontrolling interests (1)	2	7	—	—	(3)	5	—	11
Other income (expense) – net	65	(121)	22	(65)	—	88	—	(11)
Income (loss) from affiliates	43	—	—	(3)	—	—	—	40
Segment EBIT (3)	682	121	88	(1,599)	62	(245)	—	(891)
Depreciation, depletion and amortization	(241)	(155)	(52)	(72)	(7)	(21)	—	(548)
Total assets	11,666	3,773	1,396	452	333	697	—	18,317
Capital Expenditures	215	149	22	118	2	18	—	524

	As of, and for the year ended, December 31, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Corporate - Other	Eliminations	Total
Net sales to external customers	$32,206	$9,129	$1,691	$2,257	$460	$—	$—	$45,743
Inter–segment revenues	4,641	161	—	19	2	—	(4,823)	—
Foreign exchange gains (losses)	(122)	(1)	2	6	(6)	20	—	(101)
Noncontrolling interests (1)	(14)	(12)	—	1	(2)	7	—	(20)
Other income (expense) – net	41	(23)	(13)	(23)	1	8	—	(9)
Income (loss) from affiliates	27	—	—	4	—	—	—	31
Segment EBIT (4)	848	174	114	(103)	46	(342)	—	737
Depreciation, depletion and amortization	(246)	(149)	(54)	(142)	(7)	(24)	—	(622)
Total assets	11,345	3,924	1,458	1,697	313	688	—	19,425
Capital Expenditures	212	129	23	110	5	14	—	493

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)Includes the both the noncontrolling interests' share of EBIT and the noncontrolling interests' share of interest and taxes.
(2)2020 EBIT includes a $98 million gain in the Edible Oils segment in Brazil, on the sale of on the sale of certain margarine and mayonnaise assets, which is recorded in Other income (expense)-net.
(3)2019 EBIT includes a $55 million loss in the Sugar & Bioenergy segment, $49 million in Brazil and $6 million in North America, due to the dispositions of certain subsidiaries and equity investments, which are recorded in Other income (expense)-net. Additionally, 2019 EBIT includes a $19 million gain in the Milling Products segment in Brazil, on the sale of certain wheat milling assets, which is recorded in Other income (expense)-net. Bunge recorded pre-tax, impairment charges of $1,825 million, of which $37 million, $1,678 million and $110 million are in Selling, general and administrative expenses, Cost of goods sold and Other income (expense)—net, respectively. Of these pre-tax impairment charges, $1,535 million was allocated to Sugar and Bioenergy, $154 million to Edible Oil Products, $105 million to Agribusiness, $29 million to Milling Products, and $2 million to Corporate - Other.
(4)2018 EBIT includes a $16 million loss in the Sugar & Bioenergy segment and a $10 million loss in the Agribusiness segment, due to the dispositions of certain equity investments, which are recorded in Other income (expense)-net. In addition, Bunge recorded pre-tax, impairment charges of $18 million, of which $7 million, $10 million and $1 million are in Selling, general and administrative expenses, Cost of goods sold and Other income (expense)—net, respectively. Of these pre-tax impairment charges, $12 million was allocated to Agribusiness, $5 million to Sugar and Bioenergy and $1 million to Edible Oil Products.
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
A reconciliation of Net income (loss) attributable to Bunge to Total segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Net income (loss) attributable to Bunge	$1,145	$(1,280)	$267
Interest income	(22)	(31)	(31)
Interest expense	265	339	339
Income tax expense	248	86	179
Income from discontinued operations, net of tax	—	—	(10)
Noncontrolling interests' share of interest and tax	(3)	(5)	(7)
Total segment EBIT from continuing operations	$1,633	$(891)	$737
Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Agricultural Commodity Products	$29,529	$28,407	$32,206
Edible Oil Products	9,601	9,186	9,129
Wheat Milling Products	999	1,050	1,037
Corn Milling Products	649	689	654
Sugar and Bioenergy Products	142	1,288	2,257
Fertilizer Products	484	520	460
Total	$41,404	$41,140	$45,743

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic area information for Net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2020	2019	2018
Net sales to external customers:
Europe	$14,998	$15,278	$17,802
United States	10,494	9,147	9,955
Asia-Pacific	8,564	8,019	8,651
Brazil	4,396	5,195	5,553
Argentina	817	1,015	1,166
Canada	1,314	1,246	1,216
Rest of world	821	1,240	1,400
Total	$41,404	$41,140	$45,743

	Year Ended December 31,
(US$ in millions)	2020	2019
Long-lived assets: (1)
Brazil	$508	$662
United States	1,112	1,257
Europe	1,063	1,123
Asia-Pacific	446	442
Canada	300	302
Argentina	131	130
Rest of world	215	216
Total	$3,775	$4,132

(1) Long-lived assets include Property, plant and equipment, net.

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

	Year Ended December 31, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$28,532	$2,143	$58	$139	$—	$30,872
Sales from contracts with customers	997	7,458	1,590	3	484	10,532
Net sales to external customers	$29,529	$9,601	$1,648	$142	$484	$41,404

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2019
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$27,457	$1,953	$71	$729	$—	$30,210
Sales from contracts with customers	950	7,233	1,668	559	520	10,930
Net sales to external customers	$28,407	$9,186	$1,739	$1,288	$520	$41,140

	Year Ended December 31, 2018
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Fertilizer	Total
Sales from other arrangements	$31,040	$1,818	$65	$1,568	$—	$34,491
Sales from contracts with customers	1,166	7,311	1,626	689	460	11,252
Net sales to external customers	$32,206	$9,129	$1,691	$2,257	$460	$45,743

29. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year
2020
Net sales	$9,173	$9,462	$10,159	$12,610	$41,404
Gross profit	174	1,105	602	904	2,785
Net income (loss)	(193)	522	267	569	1,165
Net income (loss) attributable to Bunge	(184)	516	262	551	1,145
Earnings (loss) per common share—basic(1)
Net income (loss) attributable to Bunge common shareholders	$(1.46)	$3.62	$1.90	$3.94	$7.97
Earnings (loss) per common share—diluted(1)
Net income (loss) attributable to Bunge common shareholders	$(1.46)	$3.47	$1.84	$3.74	$7.71

2019
Net sales	$9,938	$10,096	$10,323	$10,783	$41,140
Gross profit	437	512	(978)	571	542
Net income (loss)	50	212	(1,482)	(71)	(1,291)
Net income (loss) attributable to Bunge	45	214	(1,488)	(51)	(1,280)
Earnings (loss) per common share—basic(1)
Net income (loss) attributable to Bunge common shareholders	$0.26	$1.46	$(10.57)	$(0.48)	$(9.34)
Earnings (loss) per common share—diluted(1)
Net income (loss) attributable to Bunge common shareholders	$0.26	$1.43	$(10.57)	$(0.48)	$(9.34)

(1)Earnings per share attributable to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2020 and 2019 may not equal the total computed for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated:	February 19, 2021	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 19, 2021	By:	/s/ GREGORY A. HECKMAN
Gregory A. Heckman Chief Executive Officer and Director
February 19, 2021	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer
February 19, 2021	By:	/s/ J. MATT SIMMONS, JR.
J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 19, 2021	By:	/s/ SHEILA BAIR
Sheila Bair Director
February 19, 2021	By:	/s/ VINITA BALI
Vinita Bali Director
February 19, 2021	By:	/s/ CAROL M. BROWNER
Carol M. Browner Director
February 19, 2021	By:	/s/ PAUL FRIBOURG
Paul Fribourg Director
February 19, 2021	By:	/s/ J. ERIK FYRWALD
J. Erik Fyrwald Director
February 19, 2021	By:	/s/ BERNARDO HEES
Bernardo Hees Director
February 19, 2021	By:	/s/ KATHLEEN W. HYLE
Kathleen W. Hyle Director and Chair of the Board of Directors
February 19, 2021	By:	/s/ HENRY W. WINSHIP
Henry W. Winship Director
February 19, 2021	By:	/s/ MARK N. ZENUK
Mark N. Zenuk Director
S-2