Form 10-Q
period 2021-03-31
BUNGELTD
filed 2021-05-04
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of April 30, 2021, the number of shares issued of the registrant was:
Common shares, par value $.01 per share:141,434,374

BUNGE LIMITED

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$12,961	$9,173
Cost of goods sold	(11,814)	(8,999)
Gross profit	1,147	174
Selling, general and administrative expenses	(271)	(295)
Interest income	9	7
Interest expense	(73)	(77)
Foreign exchange gains (losses)	(10)	(6)
Other income (expense) – net	263	(9)
Income (loss) from affiliates	44	(42)
Income (loss) before income tax	1,109	(248)
Income tax (expense) benefit	(192)	55
Net income (loss)	917	(193)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(86)	9
Net income (loss) attributable to Bunge	831	(184)
Convertible preference share dividends	(8)	(8)
Adjustment of redeemable noncontrolling interest	—	(15)
Net income (loss) available to Bunge common shareholders	$823	$(207)

Earnings per common share—basic (Note 19)
Net income (loss) attributable to Bunge common shareholders - basic	$5.86	$(1.46)

Earnings per common share—diluted (Note 19)
Net income (loss) attributable to Bunge common shareholders - diluted	$5.52	$(1.46)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$917	$(193)
Other comprehensive income (loss):
Foreign exchange translation adjustment	(257)	(852)
Unrealized gains (losses) on designated hedges, net of tax benefit (expense) of $(1) in 2021 and $(5) in 2020	(2)	51
Reclassification of realized net (gains) losses to net income, net of tax (benefit) expense of zero in 2021 and $2 in 2020	(1)	(3)
Total other comprehensive income (loss)	(260)	(804)
Total comprehensive income (loss)	657	(997)
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(66)	25
Total comprehensive income (loss) attributable to Bunge	$591	$(972)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$226	$352
Trade accounts receivable (less allowances of $88 and $93) (Note 5)	2,253	1,717
Inventories (Note 6)	8,616	7,172
Assets held for sale (Note 3)	425	672
Other current assets (Note 7)	5,765	6,268
Total current assets	17,285	16,181
Property, plant and equipment, net	3,645	3,775
Operating lease assets	852	868
Goodwill	556	586
Other intangible assets, net	496	529
Investments in affiliates	645	631
Deferred income taxes	319	339
Other non-current assets (Note 8)	735	746
Total assets	$24,533	$23,655
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$2,706	$2,828
Current portion of long-term debt (Note 13)	9	8
Trade accounts payable (includes $546 and $294 carried at fair value)	3,842	2,636
Current operating lease obligations	241	235
Liabilities held for sale (Note 3)	84	438
Other current liabilities (Note 10)	4,458	4,840
Total current liabilities	11,340	10,985
Long-term debt (Note 13)	4,341	4,452
Deferred income taxes	384	360
Non-current operating lease obligations	556	581
Other non-current liabilities (Note 16)	658	657
Redeemable noncontrolling interest (Note 17)	473	415
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2021 and 2020 - 6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2021 –141,260,402 shares, 2020 – 139,790,238 shares	1	1
Additional paid-in capital	5,468	5,408
Retained earnings	7,982	7,236
Accumulated other comprehensive income (loss) (Note 18)	(6,484)	(6,246)
Treasury shares, at cost - 2021 and 2020 - 15,428,313 shares	(1,020)	(1,020)
Total Bunge shareholders’ equity	6,637	6,069
Noncontrolling interests	144	136
Total equity	6,781	6,205
Total liabilities, redeemable noncontrolling interest and equity	$24,533	$23,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$917	$(193)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	—	1
Foreign exchange (gain) loss on net debt	(25)	(86)
Bad debt expense	1	13
Depreciation, depletion and amortization	106	113
Share-based compensation expense	13	15
Deferred income tax expense (benefit)	36	(68)
(Gain) loss on sale of investments and property, plant and equipment	(239)	(4)
Other, net	(20)	48
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(617)	(94)
Inventories	(1,448)	(751)
Secured advances to suppliers	5	(105)
Trade accounts payable	1,134	722
Advances on sales	(69)	(81)
Net unrealized (gains) losses on derivative contracts	100	589
Margin deposits	282	(204)
Marketable securities	64	121
Beneficial interest in securitized trade receivables	(1,027)	(430)
Other, net	(200)	(45)
Cash provided by (used for) operating activities	(987)	(439)
INVESTING ACTIVITIES
Payments made for capital expenditures	(53)	(55)
Proceeds from investments	—	80
Payments for investments	(88)	(104)
Settlements of net investment hedges	(9)	—
Proceeds from beneficial interest in securitized trade receivables	969	423
Proceeds from disposals of businesses and property, plant and equipment	331	5
Payments for investments in affiliates	(35)	(1)
Other, net	—	46
Cash provided by (used for) investing activities	1,115	394
FINANCING ACTIVITIES
Proceeds from short-term debt	11,668	8,961
Repayments of short-term debt	(11,757)	(8,956)
Proceeds from long-term debt	15	78
Repayments of long-term debt	(15)	(81)
Proceeds from the exercise of options for common shares	44	2
Dividends paid to common and preference shareholders	(79)	(79)
Acquisition of noncontrolling interest	(147)	—
Other, net	(19)	(9)
Cash provided by (used for) financing activities	(290)	(84)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	33	2
Net increase (decrease) in cash and cash equivalents and restricted cash	(129)	(127)
Cash and cash equivalents and restricted cash - beginning of period	381	322
Cash and cash equivalents and restricted cash - end of period	$252	$195
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2021	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205
Net income (loss)	77	—	—	—	—	—	831	—	—	9	840
Other comprehensive income (loss)	(19)	—	—	—	—	—	—	(238)	—	(1)	(239)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(3)	—	—	—	(3)
Share-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Issuance of common shares, including stock dividends	—	—	—	1,470,164	—	47	(3)	—	—	—	44
Balance, March 31, 2021	$473	6,899,683	$690	141,260,402	$1	$5,468	$7,982	$(6,484)	$(1,020)	$144	$6,781

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2020	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	6,030
Net income (loss)	(8)	—	—	—	—	—	(184)	—	—	(1)	(185)
Other comprehensive income (loss)	(10)	—	—	—	—	—	—	(787)	—	(7)	(794)
Redemption value adjustment	15	—	—	—	—	—	(15)	—	—	—	(15)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interest	—	—	—	—	—	—	1	—	—	5	6
Share-based compensation expense	—	—	—	—	—	15	—	—	—	—	15
Issuance of common shares, including stock dividends	—	—	—	333,118	—	—	(2)	—	—	—	(2)
Balance, March 31, 2020	$394	6,899,683	$690	142,146,260	$1	$5,344	$6,158	$(6,411)	$(920)	$110	$4,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge” or the "Company"), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2020 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, forming part of Bunge’s 2020 Annual Report on Form 10-K filed with the SEC on February 19, 2021.
On January 6, 2021, Bunge entered into a series of agreements to acquire a minority interest and certain intellectual property, licensing, and distribution rights in Australian Plant Proteins, a variable interest entity, for $35 million. The Company's exposure to loss related to this unconsolidated investment is limited to the book value of the investment. For additional information on variable interest entities for which Bunge has determined it is not the primary beneficiary, along with the Company's maximum exposure to loss related to these unconsolidated investments, refer to Note 11 - Investments in Affiliates, included in the Company's 2020 Annual Report on Form 10-K.
Effective January 1, 2021, the Company changed its segment reporting to align with its new value chain operational structure, as further described in Note 20- Segment Information. Corresponding prior period amounts have been restated to conform to current period classification.
Effective July 1, 2020, the Company changed its reporting of cash proceeds from and repayments of short-term debt with maturities of 90 days or less to separately present such cash proceeds and repayments in its condensed consolidated statement of cash flows. Prior to July 1, 2020, the Company presented cash proceeds from and repayments of short-term debt with maturities of 90 days or less on a net basis. Prior period amounts have been reclassified to conform to current presentation.
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

(US$ in millions)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$226	$193
Restricted cash included in other current assets	26	2
Total	$252	$195
Cash paid for taxes, which primarily comprises income tax and value added tax, net of refunds, was $77 million and $71 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid for interest expense was $85 million and $75 million for the three months ended March 31, 2021 and 2020, respectively.

2.    ACCOUNTING PRONOUNCEMENTS
    The below outlines new accounting pronouncements and provides updates on certain previously disclosed Accounting Standards Updates ("ASUs").
    New Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company continues to evaluate the impact of this standard on its condensed consolidated financial statements.
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

    Recently Adopted Accounting Pronouncements

    In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)- Simplifying the Accounting for Income Taxes, which reduces complexity in the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company's adoption of this guidance, which was effective January 1, 2021, did not have a material impact on Bunge's condensed consolidated financial statements.

3.    PORTFOLIO RATIONALIZATION INITIATIVES
US Grain Disposition
On April 21, 2020, Bunge announced that it had entered into an agreement to sell a portfolio of interior grain elevators located in the United States, in exchange for cash proceeds of $300 million plus working capital, subject to customary closing adjustments.
In connection with this agreement, the Company classified the assets and liabilities to be sold, which are reported under the Agribusiness reportable segment, as held for sale in its condensed consolidated financial statements as of March 31, 2021. The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheets at March 31, 2021:

(US$ in millions)	March 31, 2021
Inventories	$190
Other current assets	92
Property, plant and equipment, net	127
Operating lease assets	7
Goodwill	9
Assets held for sale	$425

Trade accounts payable	$73
Current operating lease obligations	1
Other current liabilities	3
Non-current operating lease obligations	7
Liabilities held for sale	$84
Rotterdam Oils Refinery Disposition
On November 4, 2020, Bunge announced that its Bunge Loders Croklaan joint venture had entered into an agreement to sell its oil refinery located in Rotterdam, Netherlands. Bunge will lease back the facility from the buyer in a phased transition through 2024 so that it can continue to supply its customers with its products. The transaction, accounted for as an asset sale, closed during the first quarter of 2021. The Company recorded a gain of $219 million on the sale, which was recorded within Other income (expense)—net on the condensed consolidated statement of income.
The following table presents the book value of the major classes of assets and liabilities included in the disposal group, which was reported under the Refined and Specialty Oils reportable segment:

(US$ in millions)
Other current assets	$3
Property, plant and equipment, net	94
Operating lease assets	6
Assets	$103

Current operating lease obligations	$1
Other current liabilities	5
Deferred income taxes	7
Non-current lease obligations	5
Liabilities	$18
Mexico Oils Facility Disposition
During the quarter ended March 31, 2021, Bunge completed the sale of its oils packaging facility in Queretaro, Mexico. The transaction primarily includes the location's property, plant and equipment and related processes. The Company recorded a gain of $19 million on the sale, which was recorded within Other income (expense)—net on the condensed consolidated statement of income.
The following table presents the book value of the major classes of assets included in the disposal group, which was reported under the Refined and Specialty Oils reportable segment.

(US$ in millions)
Property, plant and equipment, net	$7
Goodwill	1
Assets	$8

4.    TRADE STRUCTURED FINANCE PROGRAM
    The Company engages in various trade structured finance activities to leverage the value of its global trade flows. These activities include programs under which the Company generally obtains U.S. dollar-denominated letters of credit (“LCs”) from financial institutions, each based on an underlying commodity trade flow, and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts and other programs in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
            As of March 31, 2021 and December 31, 2020, time deposits and LCs of $5,309 million and $4,715 million, respectively, are presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, have been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At March 31, 2021 and December 31, 2020, time deposits, including those presented on a net basis, carried weighted-average interest rates of 1.53% and 1.87%, respectively. During the three months ended March 31, 2021 and 2020, total net proceeds from issuances of LCs were $1,891 million and $1,490 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in LIBOR for a period of up to 365 days. Bunge’s payment obligation, included in Other current liabilities, to financial institutions as part of the trade structured finance activities, including any unrealized gain or loss on changes in LIBOR, is not significant as of March 31, 2021 and December 31, 2020. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's balance sheets as of March 31, 2021 and December 31, 2020 are included in Note 12- Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three months ended March 31, 2021 and 2020.

5.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
    Bunge establishes an allowance for lifetime expected credit losses utilizing an aging schedule for each pool of trade accounts receivable. The risk characteristics for each individual receivable were homogenous across the pool of trade accounts receivable and the determination of pools was sufficiently granular to address any differences in risk characteristics. Any receivables that did not share similar risk characteristics were separated into different pools for further analysis. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Specifically, in establishing appropriate default rates as of March 31, 2021, the Company took into consideration expected impacts on its customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on the financial statements.

    Bunge records and reports accrued interest receivable within the same line item as the related receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.

Changes to the allowance for lifetime expected credit losses related to trade accounts receivable are as follows:

	Three Months Ended March 31, 2021
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2021	$93	$51	$144
Current period provisions	7	—	7
Recoveries	(9)	—	(9)
Write-offs charged against the allowance	(1)	—	(1)
Foreign exchange translation differences	(2)	(3)	(5)
Allowance as of March 31, 2021	$88	$48	$136
(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

	Three Months Ended March 31, 2020
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2020	$108	$65	$173
Current period provisions	13	—	13
Write-offs charged against the allowance	(1)	—	(1)
Foreign exchange translation differences	(3)	(10)	(13)
Allowance as of March 31, 2020	$117	$55	$172
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

(US$ in millions)	March 31, 2021	December 31, 2020
Receivables sold that were derecognized from Bunge's balance sheet	$1,074	$969
Deferred purchase price included in other current assets	$235	$177

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Three Months Ended March 31,
(US$ in millions)	2021	2020
Gross receivables sold	$3,345	$2,634
Proceeds received in cash related to transfer of receivables	$3,067	$2,485
Cash collections from customers on receivables previously sold	$3,324	$2,341
Discounts related to gross receivables sold included in Selling, general and administrative expense	$2	$3

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

(US$ in millions)	March 31, 2021	December 31, 2020
Agribusiness (1)	$7,349	$6,019
Refined and Specialty Oils (2)	973	885
Milling (3)	294	268
Total	$8,616	$7,172
(1)    Includes RMI of $6,931 million and $5,735 million at March 31, 2021 and December 31, 2020, respectively. Assets held for sale includes RMI of $190 million and $365 million at March 31, 2021 and December 31, 2020, respectively (see Note 3 - Portfolio Rationalization Initiatives). Of these amounts, $5,504 million and $4,369 million can be attributable to merchandising activities at March 31, 2021 and December 31, 2020, respectively.
(2)    Includes RMI of $214 million and $174 million at March 31, 2021 and December 31, 2020, respectively.
(3)    Includes RMI of $50 million and $52 million at March 31, 2021 and December 31, 2020, respectively.

7.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	March 31, 2021	December 31, 2020
Unrealized gains on derivative contracts, at fair value	$3,250	$3,555
Prepaid commodity purchase contracts (1)	175	174
Secured advances to suppliers, net (2)	326	380
Recoverable taxes, net	354	385
Margin deposits	532	817
Marketable securities, at fair value, and other short-term investments	351	346
Deferred purchase price receivable(3)	235	177
Income taxes receivable	10	27
Prepaid expenses	296	231
Other	236	176
Total	$5,765	$6,268
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian farmers of soybeans, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing crops. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $3 million at March 31, 2021 and $2 million at December 31, 2020.
    Interest earned on secured advances to suppliers of $9 million and $12 million for the three months ended March 31, 2021 and 2020, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Deferred purchase price receivable represents additional credit support for the investment conduits in the Company’s trade receivables securitization program (see Note 5- Trade Accounts Receivable and Trade Receivable Securitization Program).

Marketable Securities and Other Short-Term Investments - The Company invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	March 31, 2021	December 31, 2020
Foreign government securities	$190	$207
Corporate debt securities	137	136
Other	24	3
Total	$351	$346
    As of March 31, 2021 and December 31, 2020, $327 million and $343 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate their fair values. For the three months ended March 31, 2021 and 2020, unrealized losses of $6 million and $16 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at March 31, 2021 and 2020.

8.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	March 31, 2021	December 31, 2020
Recoverable taxes, net (1)	$109	$115
Judicial deposits (1)	74	72
Other long-term receivables, net	11	12
Income taxes receivable	138	150
Long-term investments (2)	144	136
Affiliate loans receivable	16	15
Long-term receivables from farmers in Brazil, net (1)	89	38
Unrealized gains on derivative contracts, at fair value	65	111
Other	89	97
Total	$735	$746
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    As of March 31, 2021 and December 31, 2020, $12 million and $12 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes are reported net of allowances of $15 million and $17 million at March 31, 2021 and December 31, 2020, respectively.
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
Affiliate loans receivable - Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with a remaining maturities of greater than one year.
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop, and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity contracts or secured advances to suppliers (see Note 7- Other Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2021 and the year ended December 31, 2020 was $114 million and $132 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2021		December 31, 2020
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$61	$53	$73	$60
Renegotiated amounts	6	6	6	3
For which no allowance has been provided:
Legal collection process (1)	22	—	22	—
Renegotiated amounts (2)	2	—	—	—
Other long-term receivables (3)	57	—	—	—
Total	$148	$59	$101	$63
(1)    All amounts in legal process are considered past due upon initiation of legal action.
(2)    These renegotiated amounts are current on repayment terms.
(3)    New advances expected to be realized through farmer commitments to deliver agricultural commodities in crop periods greater than twelve months from the balance sheet date. Such advances are reclassified from Non-current assets to Current assets in later periods depending on the expected date of their realization.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended March 31,
(US$ in millions)	2021	2020
Beginning balance	$63	$96
Bad debt provisions	2	2
Recoveries	—	(8)
Transfers	—	—
Foreign exchange translation	(6)	(22)
Ending balance	$59	$68

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
    Income tax expense related to continuing operations for the three months ended March 31, 2021 was $192 million. Income tax benefit related to continuing operations for the three months ended March 31, 2020 was $55 million. The effective tax rate for the three months ended March 31, 2021 was lower than the U.S. Statutory rate of 21% primarily due to earnings mix. The tax benefit for the three months ended March 31, 2020, was primarily due to an overall pre-tax loss and was materially consistent with the U.S. statutory rate of 21%.
As a global enterprise, the Company files income tax returns that are subject to periodic examination and challenge by federal, state, and foreign tax authorities. In many jurisdictions, income tax examinations, including settlement negotiations or litigation, may take several years to finalize. The Company is currently under examination or litigation in various locations throughout the world. While it is difficult to predict the outcome or timing of resolution of any particular matter, management believes that the condensed consolidated financial statements reflect the largest amount of tax benefit that is more likely than not to be realized.

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	March 31, 2021	December 31, 2020
Unrealized losses on derivative contracts, at fair value	$3,097	$3,226
Accrued liabilities	536	652
Advances on sales (2)	333	406
Payables for purchase of shares (1)	—	149
Other	492	407
Total	$4,458	$4,840
(1)    On December 9, 2020, Bunge filed an unconditional tender offer to acquire all of the shares Bunge did not own in Z.T. Kruszwica S.A. Accordingly, the Company recognized a liability for the fair value of the publicly listed shares not owned at December 31, 2020. The tender offer process was completed in the first quarter of 2021.
(2)    Changes to Advances on sales accounts are as follows:

	Three Months Ended March 31,
(US$ in millions)	2021	2020
Beginning balance	$406	$411
Additions	1,249	548
Transfers to Net sales	(726)	(597)
Reversals due to cancelled sales orders	(593)	(32)
Foreign currency translation	(4)	(5)
Other	1	—
Ending balance	$333	$325

11.    FAIR VALUE MEASUREMENTS
    Bunge's various financial instruments include certain components of working capital such as trade accounts receivable and trade accounts payable. Additionally, Bunge uses short and long-term debt to fund operating requirements. Trade accounts receivable, trade accounts payable, and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 4 - Trade Structured Finance Program for trade structured finance program, Note 8- Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, and Note 13- Debt for long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
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
    For a further definition of fair value and the associated fair value levels, refer to Note 15 - Fair Value Measurements, included in the Company's 2020 Annual Report on Form 10-K.

    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2021				December 31, 2020
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories(1) (Note 6)	$—	$6,756	$629	$7,385	$—	$6,118	$208	$6,326
Trade accounts receivable (2)	—	6	—	6	—	5	—	5
Unrealized gain on derivative contracts (3):		1
Interest rate	—	64	—	64	—	100	—	100
Foreign exchange	—	484	—	484	3	531	—	534
Commodities	208	2,422	68	2,698	191	2,783	63	3,037
Freight	92	—	3	95	14	—	—	14
Energy	64	—	—	64	44	—	—	44
Credit	—	2	—	2	—	—	—	—
Other (4)	78	279	—	357	15	352	—	367
Total assets	$442	$10,013	$700	$11,155	$267	$9,889	$271	$10,427
Liabilities:
Trade accounts payable (5)	$—	$333	$213	$546	$—	$285	$9	$294
Unrealized loss on derivative contracts (6):
Interest rate	—	38	—	38	—	15	—	15
Foreign exchange	—	662	—	662	—	701	—	701
Commodities	201	2,011	138	2,350	232	2,187	71	2,490
Freight	77	—	1	78	16	—	—	16
Energy	16	—	—	16	12	—	—	12
Total liabilities	$294	$3,044	$352	$3,690	$260	$3,188	$80	$3,528
(1)     At March 31, 2021 and December 31, 2020, RMI totaling $190 million and $365 million, respectively, were included in Assets held for sale.
(2)     These receivables are hybrid financial instruments for which Bunge has elected the fair value option.
(3)     Unrealized gains on derivative contracts are generally included in Other current assets. There were $64 million and $111 million included in Other non-current assets at March 31, 2021 and December 31, 2020, respectively. There were $92 million and $63 million included in Assets held for sale at March 31, 2021 and December 31, 2020, respectively.
(4)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(5)    These payables are hybrid financial instruments for which the Company has elected the fair value option. At March 31, 2021 and December 31, 2020, there were $20 million and $40 million, respectively, included in Liabilities held for sale.
(6)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $45 million and $7 million included in Other non-current liabilities at March 31, 2021 and December 31, 2020, respectively. There were $3 million and $2 million included in Liabilities held for sale at March 31, 2021 and December 31, 2020, respectively.
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
    The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021 and 2020. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended March 31, 2021
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2021	$208	$(8)	$(9)	$191
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	254	(112)	3	145
Purchases	540	3	(185)	358
Sales	(762)	—	—	(762)
Issuances	—	(2)	—	(2)
Settlements	—	34	—	34
Transfers into Level 3	446	(25)	(159)	262
Transfers out of Level 3	(57)	42	137	122
Balance, March 31, 2021	$629	$(68)	$(213)	$348
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $130 million, $(125) million and $3 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2021.

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
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $73 million, $13 million and $5 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2020.

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

(US$ in millions)	March 31, 2021	December 31, 2020	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$2,953	$2,465	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$27	$92	$ Notional
Interest rate swap	$2,938	$2,382	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$277	$297	$ Notional
Cross currency swap	$277	$297	$ Notional

Cash flow hedges of currency risk
Foreign currency forward	$54	$182	$ Notional
Foreign currency option	$117	$90	$ Notional

Net investment hedges
Foreign currency forward	$1,520	$1,875	$ Notional
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
    The table below summarizes the volume of economic derivatives as of March 31, 2021 and December 31, 2020. For those contracts traded bilaterally through the OTC markets (e.g., forwards, forward rate agreements ("FRA"), swaps, and variable interests rate obligations), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	March 31,		December 31,
	2021		2020		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$2,293	$(2,363)	$1,989	$(1,418)	$ Notional
FRAs	$—	$—	$1,216	$(805)	$ Notional
Currency
Forwards	$9,498	$(12,157)	$11,272	$(13,171)	$ Notional
Swaps	$21	$(18)	$422	$(413)	$ Notional
Futures	$—	$(1)	$—	$(55)	$ Notional
Options	$143	$(138)	$100	$(142)	Delta
Agricultural commodities
Forwards	34,232,205	(37,288,172)	38,332,313	(39,743,593)	Metric Tons
Swaps	40,855	(5,898,815)	—	(1,700,972)	Metric Tons
Futures	—	(5,590,473)	—	(11,422,365)	Metric Tons
Options	531,327	(255,601)	—	(280,240)	Metric Tons
Ocean freight
FFA	12,440	(14,495)	3,055	—	Hire Days
FFA options	378	—	—	—	Hire Days
Natural gas
Swaps	864,929	—	1,040,284	—	MMBtus
Futures	4,532,500	—	7,210,000	—	MMBtus
Energy - other
Swaps	355,117	—	413,542	—	Metric Tons
Other
Swaps and futures	$—	$(20)	$30	$(30)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
    The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2021 and 2020.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)		2021	2020
Income statement classification	Type of derivative
Cost of goods sold
Economic hedges	Foreign currency	$(285)	$(917)
	Commodities	(597)	721
	Other (1)	128	(81)
Total Cost of goods sold		$(754)	$(277)

Interest expense
Hedge accounting	Interest rate	$6	$—
Economic hedges	Interest rate	1	—
Total Interest expense		$7	$—

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(18)	$7
Economic hedges	Foreign currency	87	(184)
Total Foreign exchange gains (losses)		$69	$(177)

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$1	$3
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period (2)		$(4)	$(14)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$38	$46
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$—	$22

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(1)	$(6)
(1)    Other includes the results from freight, energy and other derivatives.
(2)    Includes $37 million and $6 million Bunge share of other comprehensive income related to cash flow hedges associated with our equity investment in BP Bunge Bioenergia at March 31, 2021 and 2020, respectively.

13.    DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At March 31, 2021, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility, and at December 31, 2020, $549 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is Bunge's only revolving credit facility that requires lenders to maintain minimum credit ratings.
On February 23, 2021, Bunge entered into an unsecured $375 million 364-day Revolving Credit Agreement (the “$375 million Credit Agreement”) with a lender. The $375 million Credit Agreement will bear interest at LIBOR plus an applicable margin, as defined in the $375 million Credit Agreement. The $375 million Credit Agreement matures on February 22, 2022, and there were no borrowings outstanding under this facility as of March 31, 2021.
At March 31, 2021, Bunge had total committed credit facilities of $5,940 million with a number of financial institutions, of which $5,840 million was unused and available. At December 31, 2020, Bunge had total committed credit facilities of $5,565 million with a number of financial institutions, of which $4,072 million was unused and available.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At March 31, 2021 and December 31, 2020 there were $1,250 million and $550 million borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $981 million and $785 million in short-term borrowings outstanding under local bank lines of credit at March 31, 2021 and December 31, 2020, respectively, to support working capital requirements.
On February 25, 2021, Bunge entered into an unsecured syndicated $250 million 364-day term loan (the “$250 Million Term Loan”) with a group of lenders. The $250 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $250 Million Term Loan. The $250 Million Term Loan matures on February 24, 2022 and was fully drawn as of March 31, 2021.
On February 23, 2021, Bunge entered into an unsecured $125 million 364-day term loan (the “$125 Million Term Loan”) with a lender. The $125 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $125 Million Term Loan. The $125 Million Term Loan matures on February 22, 2022, and was fully drawn as of March 31, 2021.
    The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2021		December 31, 2020
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,350	$4,546	$4,460	$4,646

14.    RELATED PARTY TRANSACTIONS
    Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 7% or less of total Cost of goods sold for the three months ended March 31, 2021 and 2020. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three months ended March 31, 2021 and 2020.
    In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. For the three months ended March 31, 2021 and 2020, such services were not material to the Company's consolidated results.
    At March 31, 2021 and December 31, 2020, receivables related to the above related party transactions, comprised approximately 2% or less of total Trade accounts receivable. At March 31, 2021 and December 31, 2020, payables related to the above related party transactions comprised approximately 4% or less of total Trade accounts payable.
    Bunge believes all transaction values to be similar to those that would be conducted with third parties.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2020. Included in Other non-current liabilities at March 31, 2021 and December 31, 2020 are the following amounts related to these matters:

(US$ in millions)	March 31, 2021	December 31, 2020
Non-income tax claims	$21	$20
Labor claims	67	54
Civil and other claims	89	96
Total	$177	$170
Brazil Indirect Taxes
Non-income tax claims - These tax claims relate to ongoing claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS).
Bunge expects to pay Brazilian reais (R$) 18 million (approximately $3 million) in 2021 to settle a portion of its outstanding liabilities in amnesty programs in certain Brazilian states regarding certain tax credits.
    On October 8, 2020, the Company was notified that the Brazilian Federal Court of Appeal ruled in favor of the Company in a case against Brazilian tax authorities regarding the right to exclude the value of ICMS from the PIS/COFINS tax basis. The ruling will allow the Company the right to recover amounts unduly paid from August 2009 through December 2020. As a result of the favorable decision, Bunge recorded a pre-tax benefit of R$260 million (approximately $51 million) primarily in the fourth quarter of 2020 for the recovery of taxes, recognized in Net sales, consistent with how the expense was originally incurred. The recorded pre-tax benefit amount excludes interest, which will be recognized when related uncertainties around realization are resolved. Realization of these credits is expected to occur through credits applied to the Company's federal tax liability or through refund or reimbursement requests. The timing of realization of this benefit is dependent upon reimbursement of the amounts through precatory, a process for repayment through government issued certificates, or generation of federal tax liabilities eligible for offset.
As of March 31, 2021, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	March 31, 2021	December 31, 2020
ICMS	1990 to Present	$175	$191
PIS/COFINS	2004 through 2016	$250	$208
    Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
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

Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2021:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$269
Residual value guarantee (2)	258
Total	$527
(1)    Bunge has issued financial and performance guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings and have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. Certain Bunge subsidiaries have guaranteed the obligations of certain of their affiliates and in connection therewith have secured their guarantee obligations through a pledge of certain of their affiliate's shares plus loans receivable from the affiliates to the financial institutions in the event that the guaranteed obligations are enforced. Based on amounts drawn under such debt facilities at March 31, 2021, Bunge's potential liability was $201 million, and has recorded a $12 million obligation related to these guarantees, inclusive of expected lifetime credit losses, which are determined based on historical financial information and are not expected to be material.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2021 through 2026. At March 31, 2021, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its 100% owned subsidiaries. At March 31, 2021, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $6,254 million related to these guarantees. This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

16.    OTHER NON-CURRENT LIABILITIES

(US$ in millions)	March 31, 2021	December 31, 2020
Labor, legal and other provisions	$182	$175
Pension and post-retirement obligations	263	276
Uncertain income tax positions (1)	48	50
Unrealized losses on derivative contracts, at fair value (2)	45	7
Other	120	149
Total	$658	$657

(1)See Note 9- Income Taxes.
(2)See Note 11- Fair Value Measurements.

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

18.    EQUITY
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(5,857)	$(215)	$(174)	$(6,246)
Other comprehensive income (loss) before reclassifications	(235)	(2)	—	(237)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, March 31, 2021	$(6,092)	$(218)	$(174)	$(6,484)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(5,263)	$(170)	$(191)	$(5,624)
Other comprehensive income (loss) before reclassifications	(835)	51	—	(784)
Amount reclassified from accumulated other comprehensive income (loss)	—	(4)	1	(3)
Balance, March 31, 2020	$(6,098)	$(123)	$(190)	$(6,411)

19.    EARNINGS PER COMMON SHARE
    The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(US$ in millions, except for share data)	2021	2020
Net income (loss)	$917	$(193)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(86)	9
Net income (loss) attributable to Bunge	831	(184)
Convertible preference share dividends	(8)	(8)
Adjustment of redeemable noncontrolling interest (1)	—	(15)
Net income (loss) available to Bunge common shareholders - Basic	$823	$(207)
Add back convertible preference share dividends	8	—
Net income (loss) available to Bunge common shareholders - Diluted	$831	$(207)

Weighted-average number of common shares outstanding:
Basic	140,342,396	141,899,104
Effect of dilutive shares:
—stock options and awards (2)	1,546,457	—
—convertible preference shares (3)	8,723,269	—
Diluted	150,612,122	141,899,104

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$5.86	$(1.46)
Net income (loss) attributable to Bunge common shareholders—diluted	$5.52	$(1.46)
(1)    The redemption value adjustment of the Company's redeemable noncontrolling interest is added to or deducted from income (loss) as discussed further in Note 17- Redeemable Noncontrolling Interest.
(2)    The weighted-average common shares outstanding-diluted excludes approximately 2 million and 6 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended March 31, 2021 and 2020, respectively.
(3)    Weighted-average common shares outstanding-diluted for the three months ended March 31, 2020 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares.

20.    SEGMENT INFORMATION
Effective January 1, 2021, the Company changed its reporting segments to align with its new value chain operational structure. See Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies.
The Company's operations are now organized, managed and classified into four reportable segments - Agribusiness, Refined and Specialty Oils, Milling, and Sugar and Bioenergy, based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other.

The Agribusiness reportable segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils reportable segment involves the processing, production and marketing of products derived from vegetable oils. The Milling reportable segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy reportable segment primarily comprises the net earnings in the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP p.l.c. (“BP”).
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
Transfers between segments are generally valued at market. Segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended March 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$9,791	$2,726	$390	$54	$—	$—	$12,961
Inter–segment revenues	1,466	102	93	—	—	(1,661)	—
Cost of goods sold	(8,905)	(2,491)	(356)	(54)	(8)	—	(11,814)
Gross profit	886	235	34	—	(8)	—	1,147
Selling, general and administrative expenses	(80)	(86)	(23)	—	(82)	—	(271)
Foreign exchange gains (losses)	(8)	2	(3)	—	(1)	—	(10)
EBIT attributable to noncontrolling interests (1)	(8)	(79)	—	—	—	—	(87)
Other income (expense) - net	22	236	—	—	5	—	263
Income (loss) from affiliates	24	—	—	20	—	—	44
Total Segment EBIT (2)	836	308	8	20	(86)	0	1,086
Depreciation, depletion and amortization	(51)	(37)	(11)	—	(7)	—	(106)
Total assets	18,584	3,745	1,252	129	823	—	24,533

	Three Months Ended March 31, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$6,382	$2,325	$416	$50	$—	$—	$9,173
Inter–segment revenues	1,207	43	2	—	—	(1,252)	—
Cost of goods sold	(6,385)	(2,197)	(368)	(48)	(1)	—	(8,999)
Gross profit	(3)	128	48	2	(1)	—	174
Selling, general and administrative expenses	(109)	(94)	(26)	(1)	(65)	—	(295)
Foreign exchange gains (losses)	(12)	7	(3)	—	2	—	(6)
EBIT attributable to noncontrolling interests (1)	2	6	—	—	—	—	8
Other income (expense) - net	(8)	—	(1)	—	—	—	(9)
Income (loss) from affiliates	9	—	—	(51)	—	—	(42)
Total Segment EBIT (2)	(121)	47	18	(50)	(64)	0	(170)
Depreciation, depletion and amortization	(57)	(37)	(12)	—	(7)	—	(113)
Total assets	13,054	3,330	1,214	303	695	—	18,596

(1)     Include noncontrolling interests' share of interest and tax with EBIT attributable to noncontrolling interests in order to reconcile to consolidated Noncontrolling interests.

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
A reconciliation of Total Segment EBIT to Net income (loss) attributable to Bunge follows:

	Three Months Ended March 31,
(US$ in millions)	2021	2020
Net income (loss) attributable to Bunge	$831	$(184)
Interest income	(9)	(7)
Interest expense	73	77
Income tax expense (benefit)	192	(55)
Noncontrolling interests' share of interest and tax	(1)	(1)
Total Segment EBIT from continuing operations	$1,086	$(170)
The Company’s Net sales comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). The following tables provide a disaggregation of Net sales to external customers between sales from contracts with customers and sales from other arrangements:

	Three Months Ended March 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling (1)	Sugar and Bioenergy	Total
Sales from other arrangements	$9,359	$186	$(6)	$54	$9,593
Sales from contracts with customers	432	2,540	396	—	3,368
Net sales to external customers	$9,791	$2,726	$390	$54	$12,961
(1)         Sales from other arrangements impacted by indirect taxes associated with intercompany sales activity.

	Three Months Ended March 31, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Sales from other arrangements	$6,084	$491	$16	$47	$6,638
Sales from contracts with customers	298	1,834	400	3	2,535
Net sales to external customers	$6,382	$2,325	$416	$50	$9,173

Cautionary Statement Regarding Forward Looking Statements
This report contains both historical and forward looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors described in our Form 10-K, Form 10-Q, and Form 8-K reports (including all amendments to those reports) and include: the impacts of the COVID-19 pandemic and other pandemic outbreaks; the effect of weather conditions and the impact of crop and animal disease on our business; the impact of global and regional economic, agricultural, financial and commodities market, political, social and health conditions; changes in governmental policies and laws affecting our business, including agricultural and trade policies, financial markets regulation and environmental, tax and biofuels regulation; the impact of seasonality; the impact of government policies and regulations; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; the impact of industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; the effectiveness of our capital allocation plans, funding needs and financing sources; the effectiveness of our risk management strategies; operational risks, including industrial accidents, natural disasters and cybersecurity incidents; changes in foreign exchange policy or rates; and other factors affecting our business generally.
The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.
You should refer to “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 19, 2021, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2021 Overview
You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2020 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 for a discussion of our internal controls over financial reporting.
Non-U.S. GAAP Financial Measures
Total segment earnings before interest and taxes (“EBIT”) is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge also uses Core Segment EBIT, Non-Core Segment EBIT and Total Segment EBIT to evaluate the operating performance of Bunge’s Core reportable segments, Non-Core reportable segments, and Total reportable segments together with our Corporate and Other activities. Core Segment EBIT is the aggregate of the earnings before interest and taxes of each of Bunge’s Agribusiness, Refined and Specialty Oils, and Milling segments. Non-Core Segment EBIT is the earnings before interest and taxes of Bunge’s Sugar & Bioenergy segment. Total Segment EBIT is the aggregate of the earnings before interest and taxes of Bunge’s Core and Non-Core reportable segments, together with its corporate and other activities. Bunge’s management believes Core Segment EBIT, Non-Core Segment EBIT and Total Segment EBIT are useful measures of operating profitability since the measures allow for an evaluation of the performance of its segments without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT below.
Cash provided by (used for) operating activities, adjusted is calculated by including the Proceeds from beneficial interests in securitized trade receivables with Cash provided by (used for) operating activities. Cash provided by (used for) operating activities, adjusted is a non-GAAP financial measure and is not intended to replace Cash provided by (used for) operating activities, the most directly comparable U.S. GAAP financial measure. Our management believes presentation of this measure allows investors to view our cash generating performance using the same measure that management uses in evaluating financial and business performance and trends.
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended March 31, 2021, Net income attributable to Bunge was $831 million, an increase of $1,015 million compared to a net loss attributable to Bunge of $184 million for the three months ended March 31, 2020. The increase for the three month period ended March 31, 2021 is due to higher Segment EBIT in our Core and Non-Core segments, as further discussed in the Segment Overview & Results of Operations section below.
Earnings Per Common Share - Diluted - For the three months ended March 31, 2021, Net income attributable to Bunge common shareholders, diluted, was $5.52 per share, an increase of $6.98 per share, compared to a loss of $1.46 per share for the three months ended March 31, 2020.
EBIT - For the three months ended March 31, 2021, Total Segment EBIT was $1,086 million, an increase of $1,256 million compared to a loss before interest and taxes of $170 million for the three months ended March 31, 2020. The increase in Total Segment EBIT for the three month period ended March 31, 2021 was due to higher Segment EBIT in our Core and Non-Core segments, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $192 million for the three months ended March 31, 2021 compared to income tax benefit of $55 million for the three months ended March 31, 2020. The increase in income tax expense for the three month period ended March 31, 2021 was primarily due to higher pretax income, associated with higher Total Segment EBIT, as noted above.

Liquidity and Capital Resources – At March 31, 2021, working capital, which equals Total current assets less Total current liabilities, was $5,945 million, an increase of $2,867 million, compared to working capital of $3,078 million at March 31, 2020, and an increase of $749 million compared to working capital of $5,196 million at December 31, 2020. The increases in working capital are primarily due to increased RMI purchases as well as overall, net higher commodity prices at March 31, 2021.
Segment Overview & Results of Operations
Effective January 1, 2021, we changed our reporting segments to align with our new value chain operational structure, as discussed in Note 20- Segment Information. Certain reclassifications of prior period amounts within the reporting segments have been made to conform to current presentation.
Our operations are now organized, managed and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core operations comprise our Sugar & Bioenergy segment, which itself primarily comprises the Company’s 50% interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. (“BP”).
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance, and securitization activities.
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2021	2020
Net income (loss) attributable to Bunge	$831	$(184)
Interest income	(9)	(7)
Interest expense	73	77
Income tax expense (benefit)	192	(55)
Noncontrolling interests' share of interest and tax	(1)	(1)
Total Segment EBIT	$1,086	$(170)
Agribusiness Segment EBIT	836	(121)
Refined and Specialty Oils Segment EBIT	308	47
Milling Segment EBIT	8	18
Core Segment EBIT	1,152	(56)
Corporate and Other EBIT	(86)	(64)
Sugar and Bioenergy Segment EBIT	20	(50)
Non Core Segment EBIT	20	(50)
Total Segment EBIT	$1,086	$(170)

Core Segments

Agribusiness Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2021	2020
Volumes (in thousand metric tons)	36,356	32,681
Net sales	$9,791	$6,382
Cost of goods sold	(8,905)	(6,385)
Gross profit	886	(3)
Selling, general and administrative expense	(80)	(109)
Foreign exchange gains (losses)	(8)	(12)
EBIT attributable to noncontrolling interests	(8)	2
Other income (expense) – net	22	(8)
Income (loss) from affiliates	24	9
Total Agribusiness Segment EBIT	$836	$(121)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Agribusiness segment Net sales increased by $3,409 million, or 53%, to $9,791 million for the three months ended March 31, 2021, compared to $6,382 million for the three months ended March 31, 2020. The net increase was primarily due to the following:
•In Processing, Net sales increased $1,455 million primarily due to higher average sales prices in our European, Asian and South American soybean processing businesses, higher average sales prices in our European softseed processing businesses and overall higher sales volumes due to high demand.
•In Merchandising, Net sales increased $1,954 million due to higher average sales prices, primarily in our global corn business, as well higher sales volumes in our global wheat, corn and oils distribution businesses due to high export demand.
Cost of goods sold increased by $2,520 million, or 39%, to $8,905 million for the three months ended March 31, 2021 compared to $6,385 million for the three months ended March 31, 2020. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased by $677 million due to the higher sales activity noted above, partially offset by favorable mark-to-market results in our South American, European and Asian soybean processing businesses, as well as in our European softseed processing business.
•In Merchandising, Cost of goods sold increased by $1,843 million due to the higher sales activity noted above, as well as unfavorable mark-to-market results in our ocean freight business.
Gross profit increased by $889 million, to $886 million for the three months ended March 31, 2021, compared to a loss of $3 million for the three months ended March 31, 2020. The net increase was primarily due to the following:
•In Processing, an increase of $778 million was due to higher Net sales in excess of Cost of goods sold, as described above.
•In Merchandising, an increase of $111 million was due to higher Net sales in excess of Cost of goods sold, as described above.
Selling, general and administrative (SG&A) expenses decreased $29 million, or 27%, to $80 million for the three months ended March 31, 2021, compared to $109 million for the three months ended March 31, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other activities in the current year, as well as lower travel costs in the current period as COVID-19 travel restrictions only came into place late in the same period last year.

Other income (expense) - net increased $30 million, to income of $22 million for the three months ended March 31, 2021, compared to expense of $8 million for the three months ended March 31, 2020. The increase is primarily due to favorable results in our financial services activities.
Income (loss) from affiliates increased $15 million, to income of $24 million for the three months ended March 31, 2021, compared to income of $9 million for the three months ended March 31, 2020. The increase is primarily due to favorable results from our investments in Vietnam Agribusiness Holdings and G3 Global Holdings.
Segment EBIT increased $957 million, or 791%, to $836 million for the three months ended March 31, 2021, compared to a loss before interest and taxes of $121 million for the three months ended March 31, 2020. The net increase was primarily due to the following:
•In Processing, an increase of $786 million was primarily due to higher Gross profit and lower SG&A, as described above.
•In Merchandising, an increase of $171 million was primarily due to higher Gross profit, lower SG&A, higher Other income (expense) - net, and higher Income (loss) from affiliates, as described above.

Refined and Specialty Oils Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2021	2020
Volumes (in thousand metric tons)	2,205	2,354
Net sales	$2,726	$2,325
Cost of goods sold	(2,491)	(2,197)
Gross profit	235	128
Selling, general and administrative expense	(86)	(94)
Foreign exchange gains (losses)	2	7
EBIT attributable to noncontrolling interests	(79)	6
Other income (expense) – net	236	—
Income (loss) from affiliates	—	—
Total Refined and Specialty Oils Segment EBIT	$308	$47

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Refined and Specialty Oils segment Net sales increased $401 million, or 17%, to $2,726 million for the three months ended March 31, 2021, compared to $2,325 million for the three months ended March 31, 2020, primarily due to higher average selling prices in our business-to-business (B2B) operations in China, North America and Europe, driven by strong demand for renewable diesel, as well as higher average selling prices in our European business-to-consumer (B2C) operations. The above increases were partially offset by lower volumes, primarily in our North American, European and South American food service operations, associated with ongoing COVID-19 impacts, as well as the sale of our Brazilian margarine and mayonnaise assets in the fourth quarter of 2020.
Cost of goods sold increased $294 million, or 13%, to $2,491 million for the three months ended March 31, 2021, compared to $2,197 million for the three months ended March 31, 2020. The increase in Cost of goods sold was due to higher raw material commodity prices in the current year, partially offset by lower overall volumes as described under Net sales above, and more favorable mark-to-market results.
Gross profit for the three months ended March 31, 2021 increased $107 million, or 84%, to $235 million, compared to $128 million for the three months ended March 31, 2020. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, as described above, as well as lower travel costs in the current period as COVID-19 travel restrictions only came into place late in the same period last year.

SG&A expenses decreased $8 million, or 9%, to $86 million for the three months ended March 31, 2021, compared to $94 million for the three months ended March 31, 2020, primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other as well as a large one-off bad debt expense recorded in the prior year.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased by $85 million, to an expense of $79 million for the three months ended March 31, 2021 compared to income of $6 million for the three months ended March 31, 2020. The expense for the current year is primarily due to improved results in Bunge Loders Croklaan, including the noncontrolling interest share of the gain on sale of our Rotterdam oils refinery.
Other income (expense), net was income of $236 million for the three months ended March 31, 2021 compared to zero for the three months ended March 31, 2020. Current period income was primarily due to a $219 million gain on the sale of our Rotterdam oils refinery, as well as a $19 million gain on the sale of a Mexican oils packaging facility.
Segment EBIT increased $261 million, or 555%, to $308 million for the three months ended March 31, 2021, compared to $47 million for the three months ended March 31, 2020. The increase was primarily due to higher Gross profit and Other income (expense), net, and lower SG&A, partially offset by EBIT attributable to noncontrolling interests, as described above.

Milling Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2021	2020
Volumes (in thousand metric tons)	1,739	1,938
Net sales	$390	$416
Cost of goods sold	(356)	(368)
Gross profit	34	48
Selling, general and administrative expense	(23)	(26)
Foreign exchange gains (losses)	(3)	(3)
EBIT attributable to noncontrolling interests	—	—
Other income (expense) – net	—	(1)
Income (loss) from affiliates	—	—
Total Milling Segment EBIT	$8	$18

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Milling segment Net sales decreased $26 million, or 6%, to $390 million for the three months ended March 31, 2021, compared to $416 million for the three months ended March 31, 2020. The decrease was primarily due to lower volumes in the U.S., primarily due to the sale of our U.S. rice business in 2020, as well as lower volumes in South America, driven by lower food service and bakery demand in the face of COVID-19 lockdowns, partially offset by higher sales prices in our South American and Mexican wheat milling business.
Cost of goods sold decreased $12 million, or 3%, to $356 million for the three months ended March 31, 2021, compared to $368 million for the three months ended March 31, 2020. The decrease was primarily driven by the volume decrease in Net sales noted above, partially offset by higher raw material wheat prices in South America and Mexico.
Gross profit decreased $14 million, or 29%, to $34 million for the three months ended March 31, 2021, compared to $48 million for the three months ended March 31, 2020. The decrease was primarily due to the decrease in Net sales in excess of Cost of goods sold, as described above.
SG&A expenses decreased $3 million, or 12%, to $23 million for the three months ended March 31, 2021, compared to $26 million for the three months ended March 31, 2020. The decrease was primarily due to favorable translation impacts following a weaker Brazilian real versus the U.S. dollar in the current quarter, as well as a higher portion of variable incentive costs being allocated to Corporate and Other.
Segment EBIT decreased $10 million, or 56%, to $8 million for the three months ended March 31, 2021, compared to $18 million for the three months ended March 31, 2020. The decrease was due to lower gross profit, partially offset by lower SG&A, as described above.
Corporate and Other

	Three Months Ended March 31,
(US$ in millions, except volumes)	2021	2020
Net sales	$—	$—
Cost of goods sold	(8)	(1)
Gross profit	(8)	(1)
Selling, general and administrative expense	(82)	(65)
Foreign exchange gains (losses)	(1)	2
EBIT attributable to noncontrolling interests	—	—
Other income (expense) – net	5	—
Income (loss) from affiliates	—	—
Total Corporate and Other	$(86)	$(64)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Segment EBIT decreased $22 million, or 34%, to a loss of $86 million for the three months ended March 31, 2021, compared to a loss of $64 million for the three months ended March 31, 2020. The decrease is primarily due to increased corporate SG&A as a result of higher variable incentive costs being allocated to Corporate and Other in the current year, in addition to higher overall variable incentive costs compared to the prior year period.

Non Core Segment

Sugar and Bioenergy Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2021	2020
Volumes (in thousand metric tons)	103	86
Net sales	$54	$50
Cost of goods sold	(54)	(48)
Gross profit	—	2
Selling, general and administrative expense	—	(1)
Foreign exchange gains (losses)	—	—
EBIT attributable to noncontrolling interests	—	—
Other income (expense) – net	—	—
Income (loss) from affiliates	20	(51)
Total Sugar and Bioenergy Segment EBIT	$20	$(50)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Segment EBIT increased $70 million, or 140%, to income of $20 million for the three months ended March 31, 2021, compared to a loss of $50 million for the three months ended March 31, 2020. The increase is due to more favorable results from our investment BP Bunge Bioenergia, driven by higher sugar and ethanol volumes and higher average sugar sales prices in the current period.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended March 31,
(US$ in millions)	2021	2020
Interest income	$9	$7
Interest expense	(73)	(77)

Interest income was $9 million for the three months ended March 31, 2021, compared to $7 million for the three months ended March 31, 2020. Interest expense decreased by $4 million, to $73 million for the three months ended March 31, 2021, compared to $77 million for the three months ended March 31, 2020. The decrease in net interest expense was due to lower variable interest rates in the three months ended March 31, 2021, partially offset by higher average debt levels during the three months ended March 31, 2021 as discussed below.

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
Working Capital

	As of
US$ in millions, except current ratio	March 31, 2021	March 31, 2020	December 31, 2020
Cash and cash equivalents	$226	$193	$352
Trade accounts receivable, net	2,253	1,616	1,717
Inventories	8,616	5,451	7,172
Other current assets(1)	6,190	3,840	6,940
Total current assets	$17,285	$11,100	$16,181
Short-term debt	$2,706	$736	$2,828
Current portion of long-term debt	9	509	8
Trade accounts payable	3,842	3,368	2,636
Current operating lease obligations	241	217	235
Other current liabilities(2)	4,542	3,192	5,278
Total current liabilities	$11,340	$8,022	$10,985
Working capital(3)	$5,945	$3,078	$5,196
Current ratio(3)	1.52	1.38	1.47
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $5,945 million at March 31, 2021, an increase of $749 million, or 14%, from working capital of $5,196 million at December 31, 2020, and an increase of $2,867 million, or 93% from working capital of $3,078 million at March 31, 2020.

Cash and Cash Equivalents - Cash and cash equivalents were $226 million at March 31, 2021, a decrease of $126 million from $352 million at December 31, 2020 and an increase of $33 million from $193 million at March 31, 2020. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits with highly-rated financial institutions and in U.S. government securities.
Trade accounts receivable, net - Trade accounts receivable, net were $2,253 million at March 31, 2021, an increase of $536 million from $1,717 million at December 31, 2020 and an increase of $637 million from $1,616 million at March 31, 2020. The increases from December 31, 2020 and March 31, 2020 were primarily due to increased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above.
Inventories - Inventories were $8,616 million at March 31, 2021, an increase of $1,444 million from $7,172 million at December 31, 2020 and an increase of $3,165 million from $5,451 million at March 31, 2020. The increases from both comparative periods were primarily related to higher volumes on hand and higher average commodity prices at the end of the current period.
RMI comprises agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $7,195 million, $5,961 million and $4,279 at March 31, 2021, December 31, 2020 and March 31, 2020, respectively (see Note 6- Inventories, to our condensed consolidated financial statements).
Other current assets - Other current assets were $6,190 million at March 31, 2021, a decrease of $750 million from $6,940 million at December 31, 2020 and an increase of $2,350 million from $3,840 million at March 31, 2020. The decrease from December 31, 2020 was primarily due to a lower unrealized gains on derivative contracts, lower margin deposits, as well as the sale of our Rotterdam oils facility during the quarter (see Note 3 - Portfolio Rationalization Initiatives to our condensed consolidated financial statements) that was classified as held for sale at December 31, 2020. The increase from March 31, 2020 was primarily due to higher unrealized gains on derivative contracts and our U.S. grains business, which is classified as held for sale in the current period.
Short-term debt - Short-term debt, including the current portion of long-term debt, was $2,715 million at March 31, 2021, a decrease of $121 million from $2,836 million at December 31, 2020 and an increase of $1,470 million from $1,245 million at March 31, 2020. The higher Short-term debt levels at March 31, 2021 and December 31, 2020 compared to March 31, 2020 were to fund higher working capital levels, primarily purchases of RMI.
Trade accounts payable - Trade accounts payable were $3,842 million at March 31, 2021, an increase of $1,206 million from $2,636 million at December 31, 2020 and an increase of $474 million from $3,368 million at March 31, 2020. The increases in Trade accounts payable from December 31, 2020 and March 31, 2020 were primarily due to higher average inventory purchase volumes and prices during the current period.
Other current liabilities - Other current liabilities were $4,542 million at March 31, 2021, a decrease of $736 million from $5,278 million at December 31, 2020 and an increase of $1,350 million from $3,192 million at March 31, 2020. The variances from December 31, 2020 and March 31, 2020 were primarily due to decreases and increases, respectively, in the balances of unrealized losses on derivative contracts, liabilities held for sale (see Note 3 - Portfolio Rationalization Initiatives, to our condensed consolidated financial statements), and a payment to acquire the noncontrolling equity interests in our Z.T. Kruszwica S.A. subsidiary during the three months ended March 31, 2021 (see Note 10- Other Current Liabilities to our condensed consolidated financial statements).
Debt
Financing Arrangements and Outstanding Indebtedness - We conduct most of our financing activities through a centralized financing structure that provides the Company with efficient access to debt and capital markets. This structure includes a master trust, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited’s 100% owned finance subsidiaries, including Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.

    Revolving Credit Facilities - At March 31, 2021, we had $5,940 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $5,840 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	March 31, 2021	March 31, 2021	December 31, 2020
Commercial paper	2023	$600	$—	$549
Revolving credit facilities	2021 - 2023	5,340	100	944
Total		$5,940	$100	$1,493

On February 23, 2021, we entered into an unsecured committed $375 million 364-day Revolving Credit Agreement (the “$375 Million Credit Agreement”) with a lender. The $375 Million Credit Agreement will bear interest at LIBOR plus an applicable margin, as defined in the $375 Million Credit Agreement. The $375 Million Credit Agreement matures on February 22, 2022, and there were no borrowings outstanding under this facility as of March 31, 2021.
We had no borrowings outstanding at March 31, 2021 under our unsecured $1,250 million 364-day Revolving Credit Agreement (the “$1.25 Billion Credit Agreement”) with a group of lenders. The $1.25 Billion Credit Agreement includes a $1,000 million tranche (“Tranche A”) and a $250 million tranche (“Tranche B”). Borrowings under the $1.25 Billion Credit Agreement bear interest at LIBOR plus an applicable margin, as defined in the $1.25 Billion Credit Agreement. Each lender under Tranche A is required to fund all borrowing requests delivered by us unless such lender has delivered a declining lender notice to the administrative agent by 9.00am (New York City time) on the date such borrowing request is delivered. The lenders under Tranche B do not have the right to deliver a declining lender notice to us. We may also, from time to time, request one or more of the existing or new lenders to increase the total participations and commitments under Tranche A and Tranche B of the $1.25 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. The $1.25 Billion Credit Agreement matures on October 21, 2021.
We had no borrowings outstanding at March 31, 2021 under our unsecured $1,100 million five-year syndicated revolving credit agreement (the "$1.1. Billion Credit Agreement") with certain lenders party thereto maturing December 14, 2023. We have the option to request an extension of the maturity date of the $1.1. Billion Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the $1.1. Billion Credit Agreement bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). Amounts under the $1.1. Billion Credit Agreement that remain undrawn are subject to a commitment fee at rates ranging from 0.09% to 0.225%, varying based on the Rating Level. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.1. Billion Credit Agreement by up to $200 million pursuant to an accordion provision.
We had $100 million of borrowings outstanding at March 31, 2021 under our $1,750 million unsecured syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2022 (the ‘‘$1.75 Billion 2022 Facility’’). Borrowings under the $1.75 Billion 2022 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. The applicable margin is also subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the $1.75 Billion 2022 Facility. Amounts under the $1.75 Billion 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.75 Billion 2022 Facility by up to $250 million pursuant to an accordion provision.
    We had no borrowings outstanding at March 31, 2021 under our unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "$865 Million 2022 Facility"). Borrowings under the $865 Million 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the $865 Million 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the $865 Million 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
     Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by financial institutions that are required to be rated at least

A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At March 31, 2021, no borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At March 31, 2021, there were $1,250 million of borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt - Our short and long-term debt decreased by $232 million, or 3.2%, to $7,056 million at March 31, 2021, from $7,288 million at December 31, 2020, primarily due to increased cash generated from operations, excluding beneficial interests in securitized trade receivables. For the three months ended March 31, 2021, our average short and long-term debt outstanding was approximately $7,538 million, compared to approximately $4,975 million for the three months ended March 31, 2020. Our long-term debt balance was $4,350 million at March 31, 2021, compared to $4,460 million at December 31, 2020, a decrease of $110 million, or 2.5%.
On February 25, 2021, we entered into an unsecured syndicated $250 million 364-day term loan (the “$250 Million Term Loan”) with a group of lenders. The $250 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $250 Million Term Loan. The $250 Million Term Loan matures on February 24, 2022 and was fully drawn as of March 31, 2021.
On February 23, 2021, we entered into an unsecured $125 million 364-day term loan (the “$125 Million Term Loan”) with a lender. The $125 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $125 Million Term Loan. The $125 Million Term Loan matures on February 22, 2022 and was fully drawn as of March 31, 2021.
The following table summarizes our short-term debt at March 31, 2021.

(US$ in millions)	Outstanding Balance at March 31, 2021	Weighted Average Interest Rate at March 31, 2021	Highest Balance Outstanding During Quarter Ended March 31, 2021	Average Balance During Quarter Ended March 31, 2021	Weighted Average Interest Rate During Quarter Ended March 31, 2021
Bank borrowings (1)	$2,706	3.69%	$3,427	$2,935	4.73%
Commercial paper	—	—%	549	194	0.27%
Total	$2,706		$3,976	$3,129

(1)    Includes $376 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia Pacific countries at a weighted average interest rate of 19.37% as of March 31, 2021.

The following table summarizes our short- and long-term indebtedness:

(US$ in millions)	March 31, 2021	December 31, 2020
Short-term debt: (1)
Short-term debt (2)	$2,706	$2,828
Current portion of long-term debt	9	8
Total short-term debt	2,715	2,836

Long-term debt (3):
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A)	277	297
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.00% Senior Notes due 2022	399	399
1.85% Senior Notes due 2023 - Euro	938	982
4.35% Senior Notes due 2024	597	597
1.63% Senior Notes due 2025	596	595
3.25% Senior Notes due 2026	696	696
3.75% Senior Notes due 2027	596	595
Other	162	210
Subtotal	4,350	4,460
Less: Current portion of long-term debt	(9)	(8)
Total long-term debt	4,341	4,452
Total debt	$7,056	$7,288

(1)    Includes secured debt of $2 million and $1 million at March 31, 2021 and December 31, 2020, respectively.
(2)    Includes $376 million and $558 million of local currency bank borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 19.37% and 24.54% as of March 31, 2021 and December 31, 2020, respectively.
(3)    Includes secured debt of $27 million and $5 million at March 31, 2021 and December 31, 2020, respectively.
    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2021 were as follows:

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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2021.

Equity
Total equity is set forth in the following table:

(US$ in millions)	March 31, 2021	December 31, 2020
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,468	5,408
Retained earnings	7,982	7,236
Accumulated other comprehensive income (loss)	(6,484)	(6,246)
Treasury shares, at cost - 2021 and 2020 - 15,428,313 shares	(1,020)	(1,020)
Total Bunge shareholders’ equity	6,637	6,069
Noncontrolling interest	144	136
Total equity	$6,781	$6,205
Total Bunge shareholders’ equity was $6,637 million at March 31, 2021, compared to $6,069 million at December 31, 2020, an increase of $568 million. The increase during the three months ended March 31, 2021 was primarily due to $831 million of net income attributable to Bunge and $47 million in issuance of common shares for exercises of share based compensation, partially offset by $238 million translation losses, and $71 million and $8 million of declared dividends to common and preferred shareholders, respectively.
As of March 31, 2021, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share, payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.2643 Bunge Limited common shares, based on the conversion price of $79.0976 per share, subject to certain additional anti-dilution adjustments (which represents 8,723,269 Bunge Limited common shares at March 31, 2021). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
Share repurchase program - In May 2015, we established a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. There were no shares repurchased under this program during the three months ended March 31, 2021 or the three months ended March 31, 2020. Total repurchases under the program from its inception in May 2015 through March 31, 2021 were 7,253,440 shares for $400 million.

Cash Flows

	As of
US$ in millions	March 31, 2021	March 31, 2020
Cash provided by (used for) operating activities	$(987)	$(439)
Cash provided by (used for) investing activities	1,115	394
Cash provided by (used for) financing activities	(290)	(84)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	33	2
Net increase (decrease) in cash and cash equivalents and restricted cash	$(129)	$(127)
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
For the three months ended March 31, 2021, our cash and cash equivalents and restricted cash decreased by $129 million, compared to a decrease of $127 million for the three months ended March 31, 2020.
Operating: Cash used for operating activities was $987 million for the three months ended March 31, 2021, an increase of $548 million, compared to $439 million for the three months ended March 31, 2020. The increase was due to higher working capital funding requirements, primarily RMI and beneficial interests in securitized trade receivables, partially offset by higher net income during the three months ended March 31, 2021.

	As of
US$ in millions	March 31, 2021	March 31, 2020
Cash provided by (used for) operating activities	$(987)	$(439)
Proceeds from beneficial interest in securitized trade receivables	969	423
Cash provided by (used for) operating activities, adjusted	$(18)	$(16)

Cash used for operating activities, adjusted for proceeds from beneficial interests in securitized trade receivables was $18 million for the three months ended March 31, 2021, compared to $16 million for the three months ended March 31, 2020. The increase was due to higher working capital funding requirements, primarily RMI, which was mostly offset by higher net income during the three months ended March 31, 2021.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the three months ended March 31, 2021, we recorded a foreign currency gain on our debt of $25 million, and for the three months ended March 31, 2020, we recorded a foreign currency gain on our debt of $86 million, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gains) loss on net debt” in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $1,115 million for the three months ended March 31, 2021, an increase of $721 million, compared to cash provided by investing activities of $394 million for the three months ended March 31, 2020. The increase was due to higher proceeds from beneficial interests in securitized trade receivables and proceeds from the sales of our oils facilities in Rotterdam and Mexico (see Note 3 - Portfolio Rationalization Initiatives to our condensed consolidated financial statements), partially offset by payments made for an affiliate investment, during the three months ended March 31, 2021.
Financing: Cash used for financing activities was $290 million for the three months ended March 31, 2021, a $206 million increase, compared to cash used for financing activities of $84 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, we had net cash repayments of short-term and long-term debt of $89 million, primarily used to fund seasonal working capital requirements, mostly comprising RMI, paid $147 million to acquire the noncontrolling equity interest of our Polish subsidiary, Z.T. Kruszwica S.A. (see Note 10- Other Current Liabilities to our condensed consolidated financial statements), and paid dividends of $79 million to our common and preferred shareholders. In the three months ended March 31, 2020, we had net cash proceeds from short-term and long-term debt of $2 million and we paid dividends of $79 million to our common and preferred shareholders.

Off-Balance Sheet Arrangements

Please refer to Note 15- Commitments and Contingencies to our condensed consolidated financial statements for details concerning our off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on the company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends
    We paid a regular quarterly cash dividend of $0.50 per share on March 2, 2021 to common shareholders of record on February 16, 2021. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on March 1, 2021 to shareholders of record on February 15, 2020. On February 18, 2021, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.50 per common share. The dividend will be payable on June 2, 2021 to common shareholders of record on May 19, 2021. We also announced on February 18, 2021 that on June 1, 2021 we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares to shareholders of record on May 18, 2021. On May 4, 2021, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.525 per common share. The dividend will be payable on September 2, 2021 to common shareholders of record on August 19, 2021. We also announced on May 4, 2021 that on September 1, 2021 we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares to shareholders of record on August 15, 2021.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021. Following is a material change to our critical accounting policies during the three months ended March 31, 2021. For recent accounting pronouncements refer to Note 2 - Accounting Pronouncements, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Effective January 1, 2021, we changed our reporting segments to align with our new value chain structure, as discussed in Note 20- Segment Information. Certain reclassifications of prior period amounts within the reporting segments have been made to conform to current presentation.
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
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies, limits and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options, major financial institutions in the case of foreign currency and interest rate derivatives, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations, however, they can occasionally result in earnings volatility, which may be material. See Note 12- Derivative Instruments And Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
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
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food and other specialty products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil, softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. In addition, we produce bioenergy products as a consequence of our production of soybean oil and other oil feedstocks. Agricultural and energy commodities are subject to price fluctuations due to a number of unpredictable factors that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase or sale contracts. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to significant movements in commodity and energy prices between the time the contracts were executed and the contractual forward delivery period.
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

	Three Months Ended March 31, 2021		Year Ended December 31, 2020
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$1,706	$(171)	$1,374	$(137)
Lowest daily aggregated position value	$669	$(67)	$54	$(5)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2021 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $60 million for the three months ended March 31, 2021 and foreign exchange losses of $140 million for the year ended December 31, 2020 related to permanently invested intercompany loans.
    Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt based on market yields at March 31, 2021, was $7,252 million with a carrying value of $7,056 million. There was no significant change in our interest rate risk at March 31, 2021.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at March 31, 2021 would result in a decrease of approximately $17 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at March 31, 2021 would cause an increase of approximately $2 million in the fair value of our debt.

A hypothetical 100 basis point change in LIBOR would result in a change of approximately $61 million in our interest expense on our variable rate debt at March 31, 2021. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements.

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
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes to shared business service models from across our operations in order to consolidate back office functions while standardizing our processes and financial systems globally. In connection with these initiatives, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting but are expected over time to result in changes to such internal controls over financial reporting.

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
For a discussion of certain legal and tax matters, see Note 15- Commitments and Contingencies, to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $33 million and $60 million, for labor and civil claims, respectively, as of March 31, 2021. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 154 million Brazilian reais (approximately $27 million as of March 31, 2021) related to a legacy environmental claim in Brazil.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

BUNGE LIMITED

Date: May 4, 2021	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer