Form 10-Q
period 2021-06-30
BUNGELTD
filed 2021-07-28
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of July 23, 2021, the number of shares issued of the registrant was:
Common shares, par value $.01 per share:141,716,919

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2021 and 2020	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2021 and 2020	4

	Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Six Months Ended June 30, 2021 and 2020	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward-Looking Statements	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	56

PART II — INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57

Item 6.	Exhibits	57

Signatures		59

Exhibit Index		58

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$15,391	$9,462	$28,352	$18,635
Cost of goods sold	(14,726)	(8,357)	(26,540)	(17,356)
Gross profit	665	1,105	1,812	1,279
Selling, general and administrative expenses	(297)	(346)	(568)	(641)
Interest income	6	6	15	13
Interest expense	(54)	(62)	(127)	(139)
Foreign exchange gains (losses)	35	27	25	21
Other income (expense) – net	35	27	298	20
Income (loss) from affiliates	29	(67)	73	(111)
Income (loss) before income tax	419	690	1,528	442
Income tax (expense) benefit	(50)	(168)	(242)	(113)
Net income (loss)	369	522	1,286	329
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(7)	(6)	(92)	3
Net income (loss) attributable to Bunge	362	516	1,194	332
Convertible preference share dividends	(9)	(9)	(17)	(17)
Adjustment of redeemable noncontrolling interest	—	5	—	(10)
Net income (loss) available to Bunge common shareholders	$353	$512	$1,177	$305

Earnings per common share—basic (Note 19)
Net income (loss) attributable to Bunge common shareholders - basic	$2.50	$3.62	$8.35	$2.15

Earnings per common share—diluted (Note 19)
Net income (loss) attributable to Bunge common shareholders - diluted	$2.37	$3.47	$7.85	$2.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$369	$522	$1,286	$329
Other comprehensive income (loss):
Foreign exchange translation adjustment	328	(98)	71	(950)
Unrealized gains (losses) on designated hedges, net of tax benefit (expense) of $(3) and $(3) in 2021 and $1 and $6 in 2020	(92)	3	(94)	54
Reclassification of realized net (gains) losses to net income, net of tax (benefit) expense of zero and zero in 2021 and $(1) and zero in 2020	(1)	4	(2)	1
Pension adjustment, net of tax (expense) benefit of $(2) and $(2) in 2021 and zero and zero in 2020	(2)	—	(2)	—
Total other comprehensive income (loss)	233	(91)	(27)	(895)
Total comprehensive income (loss)	602	431	1,259	(566)
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(14)	(18)	(80)	7
Total comprehensive income (loss) attributable to Bunge	$588	$413	$1,179	$(559)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$464	$352
Trade accounts receivable (less allowances of $94 and $93) (Note 5)	2,526	1,717
Inventories (Note 6)	8,460	7,172
Assets held for sale (Note 3)	424	672
Other current assets (Note 7)	5,681	6,268
Total current assets	17,555	16,181
Property, plant and equipment, net	3,719	3,775
Operating lease assets	858	868
Goodwill	579	586
Other intangible assets, net	502	529
Investments in affiliates	714	631
Deferred income taxes	473	339
Other non-current assets (Note 8)	685	746
Total assets	$25,085	$23,655
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$1,826	$2,828
Current portion of long-term debt (Note 13)	33	8
Trade accounts payable (includes $702 and $294 carried at fair value)	3,634	2,636
Current operating lease obligations	265	235
Liabilities held for sale (Note 3)	55	438
Other current liabilities (Note 10)	4,508	4,840
Total current liabilities	10,321	10,985
Long-term debt (Note 13)	5,334	4,452
Deferred income taxes	413	360
Non-current operating lease obligations	539	581
Other non-current liabilities (Note 16)	664	657
Redeemable noncontrolling interest (Note 17)	483	415
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2021 and 2020 - 6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2021 –141,714,847 shares, 2020 – 139,790,238 shares	1	1
Additional paid-in capital	5,512	5,408
Retained earnings	8,259	7,236
Accumulated other comprehensive income (loss) (Note 18)	(6,258)	(6,246)
Treasury shares, at cost - 2021 and 2020 - 15,428,313 shares	(1,020)	(1,020)
Total Bunge shareholders’ equity	7,184	6,069
Noncontrolling interests	147	136
Total equity	7,331	6,205
Total liabilities, redeemable noncontrolling interest and equity	$25,085	$23,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$1,286	$329
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(133)	(107)
Bad debt expense	3	65
Depreciation, depletion and amortization	212	217
Share-based compensation expense	29	27
Deferred income tax expense (benefit)	(83)	50
(Gain) loss on sale of investments and property, plant and equipment	(240)	(18)
Other, net	(56)	124
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(784)	(99)
Inventories	(1,003)	(1,308)
Secured advances to suppliers	25	(218)
Trade accounts payable	737	75
Advances on sales	(150)	(84)
Net unrealized (gains) losses on derivative contracts	639	3
Margin deposits	391	(90)
Marketable securities	(5)	62
Beneficial interest in securitized trade receivables	(2,121)	(761)
Other, net	(183)	231
Cash provided by (used for) operating activities	(1,436)	(1,502)
INVESTING ACTIVITIES
Payments made for capital expenditures	(133)	(127)
Proceeds from investments	26	238
Payments for investments	(153)	(226)
Settlements of net investment hedges	(25)	66
Proceeds from beneficial interest in securitized trade receivables	2,049	748
Payments for beneficial interest in securitized trade receivables	(177)	—
Proceeds from disposals of businesses and property, plant and equipment	345	5
Payments for investments in affiliates	(42)	(2)
Other, net	(1)	26
Cash provided by (used for) investing activities	1,889	728
FINANCING ACTIVITIES
Proceeds from short-term debt	19,986	13,696
Repayments of short-term debt	(20,954)	(12,891)
Proceeds from long-term debt	998	1,762
Repayments of long-term debt	—	(1,567)
Proceeds from the exercise of options for common shares	72	2
Repurchases of common shares	—	(100)
Dividends paid to common and preference shareholders	(158)	(159)
Acquisition of noncontrolling interest	(147)	—
Other, net	(27)	(17)
Cash provided by (used for) financing activities	(230)	726
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(100)	5
Net increase (decrease) in cash and cash equivalents and restricted cash	123	(43)
Cash and cash equivalents and restricted cash - beginning of period	381	322
Cash and cash equivalents and restricted cash - end of period	$504	$279
The accompanying notes are an integral part of these condensed consolidated financial statements.0..

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2021	$473	6,899,683	$690	141,260,402	$1	$5,468	$7,982	$(6,484)	$(1,020)	$144	$6,781
Net income (loss)	2	—	—	—	—	—	363	—	—	4	367
Other comprehensive income (loss)	7	—	—	—	—	—	—	226	—	1	227
Dividends on common shares, $0.525 per share	—	—	—	—	—	—	(76)	—	—	—	(76)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(9)	—	—	—	(9)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2)	(2)
Disposition of noncontrolling interest in a subsidiary	1	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	16	—	—	—	—	16
Issuance of common shares, including stock dividends	—	—	—	454,445	—	28	(1)	—	—	—	27
Balance, June 30, 2021	$483	6,899,683	$690	141,714,847	$1	$5,512	$8,259	$(6,258)	$(1,020)	$147	$7,331

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2020	$394	6,899,683	$690	142,146,260	$1	$5,344	$6,158	$(6,411)	$(920)	$110	4,972
Net income (loss)	(1)	—	—	—	—	—	516	—	—	7	523
Other comprehensive income (loss)	9	—	—	—	—	—	—	(104)	—	4	(100)
Redemption value adjustment	(5)	—	—	—	—	—	5	—	—	—	5
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(9)	—	—	—	(9)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(18)	—	—	(5)	(23)
Share-based compensation expense	—	—	—	—	—	12	—	—	—	—	12
Repurchase of common shares	—	—	—	(2,546,000)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	39,758	—	—	—	—	—	—	—
Balance, June 30, 2020	$397	6,899,683	$690	139,640,018	$1	$5,356	$6,581	$(6,515)	$(1,020)	$116	$5,209

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2021	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205
Net income (loss)	79	—	—	—	—	—	1,194	—	—	13	1,207
Other comprehensive income (loss)	(12)	—	—	—	—	—	—	(12)	—	—	(12)
Dividends on common shares, $1.025 per share	—	—	—	—	—	—	(147)	—	—	—	(147)
Dividends on preference shares, $2.4375 per share	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2)	(2)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(3)	—	—	—	(3)
Disposition of noncontrolling interest in a subsidiary	1	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	29	—	—	—	—	29
Issuance of common shares, including stock dividends	—	—	—	1,924,609	—	75	(4)	—	—	—	71
Balance, June 30, 2021	$483	6,899,683	$690	141,714,847	$1	$5,512	$8,259	$(6,258)	$(1,020)	$147	$7,331

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2020	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030
Net income (loss)	(9)	—	—	—	—	—	332	—	—	6	338
Other comprehensive income (loss)	(1)	—	—	—	—	—	—	(891)	—	(3)	(894)
Redemption value adjustment	10	—	—	—	—	—	(10)	—	—	—	(10)
Dividends on common shares, $1.00 per share	—	—	—	—	—	—	(142)	—	—	—	(142)
Dividends on preference shares, $2.4375 per share	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(17)	—	—	—	(17)
Share-based compensation expense	—	—	—	—	—	27	—	—	—	—	27
Repurchase of common shares	—	—	—	(2,546,000)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	372,876	—	—	(2)	—	—	—	(2)
Balance, June 30, 2020	$397	6,899,683	$690	139,640,018	$1	$5,356	$6,581	$(6,515)	$(1,020)	$116	$5,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge” or the "Company"), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2020 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, forming part of Bunge’s 2020 Annual Report on Form 10-K filed with the SEC on February 19, 2021.
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

(US$ in millions)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$464	$277
Restricted cash included in other current assets	40	2
Total	$504	$279
Cash paid for taxes, which primarily comprises income tax and value added tax, net of refunds, was $121 million and $175 million for the six months ended June 30, 2021 and 2020, respectively. Cash paid for interest expense was $79 million and $133 million for the six months ended June 30, 2021 and 2020, respectively.

2.    ACCOUNTING PRONOUNCEMENTS
    The below outlines new accounting pronouncements and provides updates on certain previously disclosed Accounting Standards Updates ("ASUs").
    New Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company does not expect this standard to have a material impact on its condensed consolidated financial statements.
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

3.    PORTFOLIO RATIONALIZATION INITIATIVES
US Grain Disposition
On April 21, 2020, Bunge announced that it had entered into an agreement to sell a portfolio of interior grain elevators located in the United States. On July 9, 2021, the transaction closed in accordance with the terms of the agreement. Upon closing, Bunge received cash proceeds of $298 million in consideration for the book value of Property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital transferred on the date of closing, subject to final closing adjustments.
In connection with this agreement, the Company classified the assets and liabilities to be sold, which are reported under the Agribusiness reportable segment as held for sale in its condensed consolidated financial statements as of June 30, 2021. The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheets at June 30, 2021:

(US$ in millions)	June 30, 2021
Inventories	$111
Other current assets	169
Property, plant and equipment, net	128
Operating lease assets	6
Goodwill	6
Assets held for sale	$420

Trade accounts payable	$43
Current operating lease obligations	1
Other current liabilities	6
Non-current operating lease obligations	5
Liabilities held for sale	$55
In addition to the disposition discussed above, from time to time the Company has Assets held for sale and Liabilities held for sale related to insignificant dispositions. Total Assets held for sale related to these transactions is $4 million at June 30, 2021. There are no Liabilities held for sale related to these transactions at June 30, 2021.
Rotterdam Oils Refinery Disposition
On November 4, 2020, Bunge announced that its Bunge Loders Croklaan joint venture had entered into an agreement to sell its oil refinery located in Rotterdam, Netherlands. Bunge will lease back the facility from the buyer in a phased transition through 2024 so that it can continue to supply its customers with its products. The transaction, accounted for as an asset sale, closed during the first quarter of 2021. The Company recorded a gain of $219 million on the sale, which was recorded within Other income (expense)—net on the condensed consolidated statement of income for the six months ended June 30, 2021.

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
            As of June 30, 2021 and December 31, 2020, time deposits and LCs of $6,043 million and $4,715 million, respectively, are presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, have been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At June 30, 2021 and December 31, 2020, time deposits, including those presented on a net basis, carried weighted-average interest rates of 1.21% and 1.87%, respectively. During the six months ended June 30, 2021 and 2020, total net proceeds from issuances of LCs were $3,995 million and $2,651 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in LIBOR for a period of up to 365 days. Bunge’s payment obligation, included in Other current liabilities, to financial institutions as part of the trade structured finance activities, including any unrealized gain or loss on changes in LIBOR, is not significant as of June 30, 2021 and December 31, 2020. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 are included in Note 12- Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and six months ended June 30, 2021 and 2020.

5.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
    Bunge establishes an allowance for lifetime expected credit losses utilizing an aging schedule for each pool of trade accounts receivable. The risk characteristics for each individual receivable were homogenous across the pool of trade accounts receivable and the determination of pools was sufficiently granular to address any differences in risk characteristics. Any receivables that did not share similar risk characteristics were separated into different pools for further analysis. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Specifically, in establishing appropriate default rates as of June 30, 2021, the Company took into consideration expected impacts on its customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on the financial statements.

    Bunge records and reports accrued interest receivable within the same line item as the related receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.

Changes to the allowance for lifetime expected credit losses related to trade accounts receivable are as follows:

	Six Months Ended June 30, 2021
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2021	$93	$51	$144
Current period provisions	17	—	17
Recoveries	(13)	(1)	(14)
Write-offs charged against the allowance	(2)	—	(2)
Foreign exchange translation differences	(1)	1	—
Allowance as of June 30, 2021	$94	$51	$145

(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

	Six Months Ended June 30, 2020
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2020	$108	$65	$173
Current period provisions(2)	42	—	42
Recoveries	(21)	(2)	(23)
Write-offs charged against the allowance	(21)	—	(21)
Foreign exchange translation differences	(13)	(12)	(25)
Allowance as of June 30, 2020(2)	$95	$51	$146
(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.
(2)     In addition to the above mentioned prior period provisions associated with lifetime expected credit losses, at June 30, 2020, the Company was engaged in collection proceedings with a customer in relation to an outstanding account receivable dating from 2015. During the three months ended June 30, 2020, Bunge recorded a $51 million bad debt reserve, within Selling, general and administrative expenses, as well as a $15 million legal provision, within Other income/expense – net, in its condensed consolidated statements of income in relation to the matter.
Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers that provides for funding of up to $800 million against receivables sold into the Program. However, Bunge may from time to time, with the consent of the administrative agent, request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments in an amount not to exceed $200 million pursuant to an accordion provision. On May 17, 2021, Bunge and certain of its subsidiaries renewed and amended the Program. As a result, the Program terminates on May 17, 2031. However, each committed purchaser's commitment to purchase trade receivables under the Program will terminate on May 17, 2024, unless extended for an additional period in accordance with the terms of the receivables transfer agreement.

(US$ in millions)	June 30, 2021	December 31, 2020
Receivables sold that were derecognized from Bunge's condensed consolidated balance sheet	$1,227	$969
Deferred purchase price included in Other current assets	$427	$177

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Six Months Ended June 30,
(US$ in millions)	2021	2020
Gross receivables sold	$6,915	$4,942
Proceeds received in cash related to transfer of receivables	$6,423	$4,759
Cash collections from customers on receivables previously sold	$6,545	$4,389
Discounts related to gross receivables sold included in Selling, general and administrative expense	$4	$6

    Non-cash activity for the Program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

6.    INVENTORIES
Inventories by segment are presented below. Readily marketable inventories (“RMI”) are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. The Company engages in trading and distribution, or merchandising activities, and part of RMI can be attributable to such activities and is not held for processing. All other inventories are carried at lower of cost or net realizable value.

(US$ in millions)	June 30, 2021	December 31, 2020
Agribusiness (1)	$6,992	$6,019
Refined and Specialty Oils (2)	1,160	885
Milling (3)	308	268
Total	$8,460	$7,172
(1)    Includes RMI of $6,650 million and $5,735 million at June 30, 2021 and December 31, 2020, respectively. Assets held for sale includes RMI of $111 million and $365 million at June 30, 2021 and December 31, 2020, respectively (see Note 3 - Portfolio Rationalization Initiatives). Of these amounts, $5,629 million and $4,369 million can be attributable to merchandising activities at June 30, 2021 and December 31, 2020, respectively.
(2)    Includes RMI of $254 million and $174 million at June 30, 2021 and December 31, 2020, respectively.
(3)    Includes RMI of $26 million and $52 million at June 30, 2021 and December 31, 2020, respectively.

7.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	June 30, 2021	December 31, 2020
Unrealized gains on derivative contracts, at fair value	$2,843	$3,555
Prepaid commodity purchase contracts (1)	381	174
Secured advances to suppliers, net (2)	164	380
Recoverable taxes, net	336	385
Margin deposits	429	817
Marketable securities, at fair value, and other short-term investments	437	346
Deferred purchase price receivable(3)	427	177
Income taxes receivable	43	27
Prepaid expenses	390	231
Restricted cash	40	29
Other	191	147
Total	$5,681	$6,268
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian farmers of soybeans, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing activities. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $4 million at June 30, 2021 and $2 million at December 31, 2020.
    Interest earned on secured advances to suppliers of $4 million and $6 million for the three months ended June 30, 2021 and 2020, respectively, and $13 million and $18 million for the six months ended June 30, 2021 and 2020, respectively, is included in Net sales in the condensed consolidated statements of income.

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

(US$ in millions)	June 30, 2021	December 31, 2020
Foreign government securities	$279	$207
Corporate debt securities	157	136
Other	1	3
Total	$437	$346
    As of June 30, 2021 and December 31, 2020, $436 million and $343 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate their fair values. For the three months ended June 30, 2021 and 2020, unrealized gains of $16 million and $21 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, unrealized gains of $22 million and $12 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2021 and 2020.

8.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	June 30, 2021	December 31, 2020
Recoverable taxes, net (1)	$55	$115
Judicial deposits (1)	85	72
Other long-term receivables, net	12	12
Income taxes receivable	142	150
Long-term investments (2)	174	136
Affiliate loans receivable	16	15
Long-term receivables from farmers in Brazil, net (1)	34	38
Unrealized gains on derivative contracts, at fair value	76	111
Other	91	97
Total	$685	$746
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    As of June 30, 2021 and December 31, 2020, $13 million and $12 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $16 million and $17 million at June 30, 2021 and December 31, 2020, respectively.
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
Long-term investments - Long-term investments primarily comprises our noncontrolling equity investments in growth stage agribusiness and food companies held by Bunge Ventures.
Affiliate loans receivable - Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with remaining maturities of greater than one year.
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
The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2021 and the year ended December 31, 2020 was $133 million and $132 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2021		December 31, 2020
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$62	$54	$73	$60
Renegotiated amounts	7	7	6	3
For which no allowance has been provided:
Legal collection process (1)	23	—	22	—
Renegotiated amounts (2)	2	—	—	—
Other long-term receivables (3)	1	—	—	—
Total	$95	$61	$101	$63
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Six Months Ended June 30,
(US$ in millions)	2021	2020
Beginning balance	$63	$96
Bad debt provisions	3	4
Recoveries	(3)	(9)
Write-offs	(4)	—
Transfers	—	—
Foreign exchange translation	2	(27)
Ending balance	$61	$64

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
    Income tax expense related to continuing operations for the three and six months ended June 30, 2021 was $50 million and $242 million, respectively. Income tax expense related to continuing operations for the three and six months ended June 30, 2020 was $168 million and $113 million, respectively. The effective tax rate for the three and six months ended June 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to favorable earnings mix and incentives in South and North America. The effective tax rate for the three and six months ended June 30, 2020, was higher than the U.S. statutory rate of 21% primarily due to an unfavorable earnings mix.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	June 30, 2021	December 31, 2020
Unrealized losses on derivative contracts, at fair value	$3,208	$3,226
Accrued liabilities	568	652
Advances on sales (2)	258	406
Payables for purchase of shares (1)	—	149
Other	474	407
Total	$4,508	$4,840
(1)    On December 9, 2020, Bunge filed an unconditional tender offer to acquire all of the shares Bunge did not own in Z.T. Kruszwica S.A. Accordingly, the Company recognized a liability for the fair value of the publicly listed shares not owned at December 31, 2020. The tender offer process was completed in the first quarter of 2021.
(2)    Changes to Advances on sales accounts are as follows:

	Six Months Ended June 30,
(US$ in millions)	2021	2020
Beginning balance	$406	$411
Additions	2,357	1,153
Transfers to Net sales	(2,297)	(1,199)
Reversals due to cancelled sales orders	(209)	(36)
Foreign currency translation	1	(6)
Other	—	(1)
Ending balance	$258	$322

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
    The fair value standard describes three levels within its hierarchy that may be used to measure fair value.

Level	Description	Financial Instrument (Assets / Liabilities)
Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities.	Exchange traded derivative contracts. Marketable securities in active markets.
Level 2	Observable inputs, including adjusted Level 1 quotes, quoted prices for similar assets or liabilities, quoted prices in markets that are less active than traded exchanges and other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.	Exchange traded derivative contracts (less liquid markets).

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

    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2021				December 31, 2020
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories(1) (Note 6)	$—	$6,548	$492	$7,040	$—	$6,118	$208	$6,326
Trade accounts receivable (2)	—	—	—	—	—	5	—	5
Unrealized gain on derivative contracts (3):
Interest rate	—	71	—	71	—	100	—	100
Foreign exchange	—	667	—	667	3	531	—	534
Commodities	161	1,723	82	1,966	191	2,783	63	3,037
Freight	271	—	6	277	14	—	—	14
Energy	102	1	—	103	44	—	—	44
Credit	—	4	—	4	—	—	—	—
Other (4)	13	488	—	501	15	352	—	367
Total assets	$547	$9,502	$580	$10,629	$267	$9,889	$271	$10,427
Liabilities:
Trade accounts payable (5)	$—	$610	$92	$702	$—	$285	$9	$294
Unrealized loss on derivative contracts (6):
Interest rate	—	28	—	28	—	15	—	15
Foreign exchange	—	638	—	638	—	701	—	701
Commodities	159	1,998	107	2,264	232	2,187	71	2,490
Freight	255	—	1	256	16	—	—	16
Energy	52	—	—	52	12	—	—	12
Total liabilities	$466	$3,274	$200	$3,940	$260	$3,188	$80	$3,528
(1)     At June 30, 2021 and December 31, 2020, RMI totaling $111 million and $365 million, respectively, were included in Assets held for sale.
(2)     These receivables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(3)     Unrealized gains on derivative contracts are generally included in Other current assets. There were $76 million and $111 million included in Other non-current assets at June 30, 2021 and December 31, 2020, respectively. There were $169 million and $63 million included in Assets held for sale at June 30, 2021 and December 31, 2020, respectively.
(4)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(5)    These payables are hybrid financial instruments for which the Company has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business. At June 30, 2021 and December 31, 2020, there were $5 million and $40 million, respectively, included in Liabilities held for sale.
(6)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $24 million and $7 million included in Other non-current liabilities at June 30, 2021 and December 31, 2020, respectively. There were $6 million and $2 million included in Liabilities held for sale at June 30, 2021 and December 31, 2020, respectively.
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
    Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. The Company's forward commodity purchase and sale contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
    OTC derivative contracts include swaps, options, and structured transactions that are generally fair valued using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices, and indices to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market.
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
    The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021 and 2020. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended June 30, 2021
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, April 1, 2021	$629	$(68)	$(213)	$348
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	15	132	5	152
Purchases	534	—	(39)	495
Sales	(1,094)	—	—	(1,094)
Issuances	—	—	—	—
Settlements	—	(83)	—	(83)
Transfers into Level 3	454	(1)	(30)	423
Transfers out of Level 3	(46)	—	185	139
Balance, June 30, 2021	$492	$(20)	$(92)	$380
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $139 million, $91 million and $5 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2021.

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
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $96 million, $(9) million and $8 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2020.

	Six Months Ended June 30, 2021
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2021	$208	$(8)	$(9)	$191
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	269	20	8	297
Purchases	1,074	3	(224)	853
Sales	(1,856)	—	—	(1,856)
Issuances	—	(2)	—	(2)
Settlements	—	(49)	—	(49)
Transfers into Level 3	900	(26)	(189)	685
Transfers out of Level 3	(103)	42	322	261
Balance, June 30, 2021	$492	$(20)	$(92)	$380
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $263 million, $(29) million and $8 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2021.

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

(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $169 million, $5 million and $13 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2020.

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
    Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2021. Of the amount currently in Accumulated other comprehensive income (loss), $1 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	June 30, 2021	December 31, 2020	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$3,778	$2,465	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$44	$92	$ Notional
Interest rate swap	$3,751	$2,382	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$278	$297	$ Notional
Cross currency swap	$278	$297	$ Notional

Cash flow hedges of currency risk
Foreign currency forward	$12	$182	$ Notional
Foreign currency option	$78	$90	$ Notional

Net investment hedges
Foreign currency forward	$1,548	$1,875	$ Notional
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
    Agricultural commodity derivatives are used primarily to manage the Company's inventory and forward purchase and sale contracts. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
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
    The table below summarizes the volume of economic derivatives as of June 30, 2021 and December 31, 2020. For those contracts traded bilaterally through the OTC markets (e.g., forwards, forward rate agreements ("FRA"), swaps, and variable interests rate obligations), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	June 30,		December 31,
	2021		2020		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$1,516	$(2,125)	$1,989	$(1,418)	$ Notional
FRAs	$—	$—	$1,216	$(805)	$ Notional
Currency
Forwards	$13,494	$(14,232)	$11,272	$(13,171)	$ Notional
Swaps	$175	$(287)	$422	$(413)	$ Notional
Futures	$—	$(1)	$—	$(55)	$ Notional
Options	$95	$(43)	$100	$(142)	Delta
Agricultural commodities
Forwards	32,293,348	(34,325,522)	38,332,313	(39,743,593)	Metric Tons
Swaps	—	(5,896,702)	—	(1,700,972)	Metric Tons
Futures	—	(4,580,160)	—	(11,422,365)	Metric Tons
Options	567,577	(246,259)	—	(280,240)	Metric Tons
Ocean freight
FFA	16,960	(24,891)	3,055	—	Hire Days
FFA options	511	(41)	—	—	Hire Days
Natural gas
Swaps	649,289	—	1,040,284	—	MMBtus
Futures	2,417,500	—	7,210,000	—	MMBtus
Energy - other
Swaps	591,194	(307,207)	413,542	—	Metric Tons
Electricity
Swaps	670,973	(256,949)	—	—	Mwh
Other
Swaps and futures	$—	$(180)	$30	$(30)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
    The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(US$ in millions)		2021	2020
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$1	$(5)

Cost of goods sold
Economic hedges	Foreign currency	$470	$(198)
	Commodities	(1,139)	265
	Other (1)	131	39
Total Cost of goods sold		$(538)	$106

Interest expense
Hedge accounting	Interest rate	$7	$3
Total Interest expense		$7	$3

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$1	$3
Economic hedges	Foreign currency	(154)	(53)
Total Foreign exchange gains (losses)		$(153)	$(50)

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(4)	$(3)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period (2)		$7	$(3)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(96)	$7
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$—	$(19)

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(2)	$(3)
(1)    Other includes the results from freight, energy and other derivatives.
(2)    Includes $(1) million and $20 million Bunge share of other comprehensive income (loss) related to cash flow hedges associated with the Company's equity investment in BP Bunge Bioenergia for the three months ended June 30, 2021 and 2020, respectively.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Six Months Ended June 30,
(US$ in millions)		2021	2020
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$1	$(5)

Cost of goods sold
Economic hedges	Foreign currency	$185	$(1,115)
	Commodities	(1,736)	986
	Other (1)	259	(42)
Total Cost of goods sold		$(1,292)	$(171)

Interest expense
Hedge accounting	Interest rate	$13	$2
Economic hedges	Interest rate	1	—
Total Interest expense		$14	$2

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(17)	$10
Economic hedges	Foreign currency	(67)	(237)
Total Foreign exchange gains (losses)		$(84)	$(227)

Other income (expense)
Economic hedges	Interest rate	$1	$—
Total Other income/(expense)		$1	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(2)	$—
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period (2)		$3	$(17)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(58)	$53
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$—	$3

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(3)	$1
(1)    Other includes the results from freight, energy and other derivatives.
(2)    Includes $(37) million and $10 million Bunge share of other comprehensive income (loss) related to cash flow hedges associated with the Company's equity investment in BP Bunge Bioenergia for the six months ended June 30, 2021 and 2020, respectively.

13.    DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At June 30, 2021, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility, and at December 31, 2020, $549 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is Bunge's only revolving credit facility that requires lenders to maintain minimum credit ratings. On July 16, 2021, Bunge amended and extended the Liquidity Facility to July 16, 2026.
On February 23, 2021, Bunge entered into an unsecured committed $375 million 364-day Revolving Credit Agreement (the “$375 Million Credit Agreement”) with a lender. The $375 Million Credit Agreement bears interest at LIBOR plus an applicable margin, as defined in the $375 Million Credit Agreement, with a maturity date of February 22, 2022. There were no borrowings outstanding under this facility as of June 30, 2021. On July 16, 2021, the Company terminated the $375 Million Credit Agreement.
Bunge had no borrowings outstanding at June 30, 2021 under Bunge's unsecured $1,250 million 364-day Revolving Credit Agreement (the “$1.25 Billion Credit Agreement”) with a group of lenders, comprising a $1,000 million tranche (“Tranche A”) and a $250 million tranche (“Tranche B”), that was scheduled to mature on October 21, 2021. On July 16, 2021, Bunge entered into an unsecured $1,000 million 364-day Revolving Credit Agreement (the "$1 Billion Credit Agreement"), with a group of lenders, maturing on July 15, 2022. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total participations under the $1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1 Billion Credit Agreement. The $1 Billion Credit Agreement replaces the existing $1.25 Billion Credit Agreement.
Bunge had no borrowings outstanding at June 30, 2021 under Bunge's unsecured committed $1,100 million five-year syndicated revolving credit agreement (the "$1.1 Billion Credit Agreement") with certain lenders party thereto, that was scheduled to mature on December 14, 2023. On July 16, 2021, Bunge entered into an unsecured committed $1.35 Billion 5-year Revolving Credit Agreement (the "$1.35 Billion Credit Agreement") with a group of lenders, maturing July 16, 2026. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by an aggregate amount up to $200 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1.35 Billion Credit Agreement. The $1.35 Billion Credit Agreement replaces the existing $1.1 Billion Credit Agreement.
Bunge had $175 million borrowings outstanding at June 30, 2021 under Bunge's unsecured $865 million revolving credit facility, maturing September 6, 2022 (the "$865 Million 2022 Facility"). Borrowings under the $865 Million 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of Bunge's senior long-term unsecured debt. Amounts under the $865 Million 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the $865 Million 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of Bunge's senior long-term unsecured debt.
At June 30, 2021, Bunge had total committed credit facilities of $5,940 million with a number of financial institutions, of which $5,765 million was unused and available. At December 31, 2020, Bunge had total committed credit facilities of $5,565 million with a number of financial institutions, of which $4,072 million was unused and available.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At June 30, 2021 and December 31, 2020 there were $200 million and $550 million borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $1,076 million and $785 million in short-term borrowings outstanding under local bank lines of credit at June 30, 2021 and December 31, 2020, respectively, to support working capital requirements.
On February 25, 2021, Bunge entered into an unsecured syndicated $250 million 364-day term loan (the “$250 Million Term Loan”) with a group of lenders. The $250 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $250 Million Term Loan. The $250 Million Term Loan matures on February 24, 2022 and was fully drawn as of June 30, 2021.
On February 23, 2021, Bunge entered into an unsecured $125 million 364-day term loan (the “$125 Million Term Loan”) with a lender. The $125 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $125 Million Term Loan. The $125 Million Term Loan matures on February 22, 2022, and was fully drawn as of June 30, 2021. On July 16, 2021, Bunge prepaid the outstanding balance of the $125 Million Term Loan.

    The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2021		December 31, 2020
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$5,367	$5,570	$4,460	$4,646
On May 14, 2021, Bunge completed the sale and issuance of $1 billion aggregate principal amount of 2.750% unsecured senior notes (the "2.75% Senior Notes”) due May 14, 2031. The 2.75% Senior Notes are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-231083) filed by the Company and its 100% owned finance subsidiary Bunge Limited Finance Corp. with the U.S. Securities and Exchange Commission. Interest on the 2.75% Senior Notes is payable semi-annually in arrears in November and May of each year, commencing on November 14, 2021. At any time prior to February 14, 2031 (three months before maturity of the 2.75% Senior Notes), the Company may elect to redeem and repay the 2.75% Senior Notes, at any time in whole, or from time to time in part, at a redemption price substantially equal to 100% of the principal amount of the 2.75% Senior Notes being redeemed on the redemption date. The net proceeds of the offering were approximately $990 million after deducting underwriting commissions, the original issue discount and offering fees and expense payable by Bunge. Bunge used the net proceeds from this offering for general corporate purposes, including the repayment of certain short-term debt.

14.    RELATED PARTY TRANSACTIONS
    Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 7% or less of total Cost of goods sold for the three and six months ended June 30, 2021 and 2020. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three and six months ended June 30, 2021 and 2020.
    In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. For the three and six months ended June 30, 2021 and 2020, such services were not material to the Company's consolidated results.
    At June 30, 2021 and December 31, 2020, receivables related to the above related party transactions, comprised approximately 2% or less of total Trade accounts receivable. At June 30, 2021 and December 31, 2020, payables related to the above related party transactions comprised approximately 5% or less of total Trade accounts payable.
    Bunge believes all transaction values to be similar to those that would be conducted with third parties.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2020. Included in Other non-current liabilities at June 30, 2021 and December 31, 2020 are the following amounts related to these matters:

(US$ in millions)	June 30, 2021	December 31, 2020
Non-income tax claims	$22	$20
Labor claims	67	54
Civil and other claims	101	96
Total	$190	$170

Brazil Indirect Taxes
Non-income tax claims - These tax claims relate to ongoing claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS).
Bunge expects to pay Brazilian reais (R$) 8 million (approximately $2 million) in 2021 to settle a portion of its outstanding liabilities in amnesty programs in certain Brazilian states regarding certain tax credits.
    On October 8, 2020, the Company was notified that the Brazilian Federal Court of Appeal ruled in favor of the Company in a case against Brazilian tax authorities regarding the right to exclude the value of ICMS from the PIS/COFINS tax basis. The ruling allowed the Company the right to recover amounts unduly paid from August 2009 through December 2020. As a result of the favorable decision, Bunge recorded a pre-tax benefit of R$260 million (approximately $51 million) primarily in the fourth quarter of 2020 for the recovery of taxes, recognized in Net sales, consistent with how the expense was originally incurred. Realization of these benefits will occur through income tax credits applied primarily to the Company's second quarter of 2021 Brazil federal tax liability.
As of June 30, 2021, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	June 30, 2021	December 31, 2020
ICMS	1990 to Present	$211	$191
PIS/COFINS	2004 through 2016	$292	$208
    Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
During the first quarter of 2017, Bunge received a notice from the Brazilian Administrative Council for Economic Defense ("CADE") initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. This proceeding was put on hold due to a court injunction obtained by one of the defendants in a case related to the application of the statute of limitations. Additionally, in the second quarter of 2018, Bunge received a notification from CADE that it had extended the scope of an existing administrative proceeding relating to alleged anticompetitive practices in the Rio Grande port in Brazil to include two of Bunge's Brazilian subsidiaries and certain former employees of those subsidiaries. During the quarter, Bunge received notification that the cases against one of the Brazilian subsidiaries and the former employees have been dismissed, however the other Bunge Brazilian subsidiary was ordered to pay a fine of R$27 thousand (approximately $5 thousand). Bunge is disputing the CADE fine in the judicial courts.
Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2021:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$271
Residual value guarantee (2)	258
Other guarantees	6
Total	$535
(1)    Bunge has issued financial and performance guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings and have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. Certain Bunge subsidiaries have guaranteed the obligations of certain of their affiliates and in connection therewith have secured their guarantee obligations through a pledge of certain of their affiliate's shares plus loans receivable from the affiliates to the financial institutions in the event that the guaranteed obligations are enforced. Based on amounts drawn under such debt facilities at June 30, 2021, Bunge's potential liability was $227 million, and has recorded a $10 million obligation related to these guarantees, inclusive of expected lifetime credit losses, which are determined based on historical financial information and are not expected to be material.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2021 through 2026. At June 30, 2021, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its 100% owned subsidiaries. At June 30, 2021, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $6,482 million related to these guarantees. This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

16.    OTHER NON-CURRENT LIABILITIES

(US$ in millions)	June 30, 2021	December 31, 2020
Labor, legal and other provisions	$192	$175
Pension and post-retirement obligations	275	276
Uncertain income tax positions (1)	54	50
Unrealized losses on derivative contracts, at fair value (2)	25	7
Other	118	149
Total	$664	$657

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
On July 16, 2021, the Board of Directors of Loders declared a dividend of Euros 200 million (approximately $238 million) to its shareholders. The minority shareholder's 30% share of the dividend is Euros 60 million (approximately $71 million). The dividend was paid on July 22, 2021.

18.    EQUITY
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2021	$(6,092)	$(218)	$(174)	$(6,484)
Other comprehensive income (loss) before reclassifications	321	(92)	(2)	227
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, June 30, 2021	$(5,771)	$(311)	$(176)	$(6,258)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2020	$(6,098)	$(123)	$(190)	$(6,411)
Other comprehensive income (loss) before reclassifications	(111)	3	—	(108)
Amount reclassified from accumulated other comprehensive income (loss)	—	3	1	4
Balance, June 30, 2020	$(6,209)	$(117)	$(189)	$(6,515)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(5,857)	$(215)	$(174)	$(6,246)
Other comprehensive income (loss) before reclassifications	86	(94)	(2)	(10)
Amount reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Balance, June 30, 2021	$(5,771)	$(311)	$(176)	$(6,258)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(5,263)	$(170)	$(191)	$(5,624)
Other comprehensive income (loss) before reclassifications	(946)	54	—	(892)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	2	1
Balance, June 30, 2020	$(6,209)	$(117)	$(189)	$(6,515)

19.    EARNINGS PER COMMON SHARE
    The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2021	2020	2021	2020
Net income (loss)	$369	$522	$1,286	$329
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(7)	(6)	(92)	3
Net income (loss) attributable to Bunge	362	516	1,194	332
Convertible preference share dividends	(9)	(9)	(17)	(17)
Adjustment of redeemable noncontrolling interest (1)	—	5	—	(10)
Net income (loss) available to Bunge common shareholders - Basic	$353	$512	1,177	305
Add back convertible preference share dividends	9	9	17	17
Net income (loss) available to Bunge common shareholders - Diluted	$362	$521	$1,194	$322

Weighted-average number of common shares outstanding:
Basic	141,536,775	141,565,298	140,942,885	141,734,488
Effect of dilutive shares:
—stock options and awards (2)	2,386,791	67,683	2,397,053	201,365
—convertible preference shares	8,756,388	8,570,096	8,756,388	8,570,096
Diluted	152,679,954	150,203,077	152,096,326	150,505,949

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$2.50	$3.62	$8.35	$2.15
Net income (loss) attributable to Bunge common shareholders—diluted	$2.37	$3.47	$7.85	$2.14
(1)    The redemption value adjustment of the Company's redeemable noncontrolling interest is added to or deducted from income (loss) as discussed further in Note 17- Redeemable Noncontrolling Interest.
(2)    The weighted-average common shares outstanding-diluted excludes approximately zero and 7 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended June 30, 2021 and 2020, respectively.
The weighted-average common shares outstanding-diluted excludes approximately 2 million and 6 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the six months ended June 30, 2021 and 2020, respectively.

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

	Three Months Ended June 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$11,654	$3,198	$471	$68	$—	$—	$15,391
Inter–segment revenues	2,045	125	15	—	—	(2,185)	—
Cost of goods sold	(11,244)	(3,003)	(414)	(67)	2	—	(14,726)
Gross profit	410	195	57	1	2	—	665
Selling, general and administrative expenses	(114)	(90)	(25)	—	(68)	—	(297)
Foreign exchange gains (losses)	36	1	2	—	(4)	—	35
EBIT attributable to noncontrolling interests (1)	(3)	(5)	—	—	—	—	(8)
Other income (expense) - net	24	1	—	—	10	—	35
Income (loss) from affiliates	11	—	—	18	—	—	29
Total Segment EBIT (2)	364	102	34	19	(60)	0	459
Depreciation, depletion and amortization	50	38	11	—	7	—	106
Total assets	18,541	4,096	1,370	171	907	—	25,085

	Three Months Ended June 30, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$6,925	$2,129	$382	$26	$—	$—	$9,462
Inter–segment revenues	1,262	50	3	—	—	(1,315)	—
Cost of goods sold	(6,018)	(1,983)	(329)	(26)	(1)	—	(8,357)
Gross profit	907	146	53	—	(1)	—	1,105
Selling, general and administrative expenses	(109)	(89)	(28)	—	(120)	—	(346)
Foreign exchange gains (losses)	31	(4)	—	—	—	—	27
EBIT attributable to noncontrolling interests (1)	(8)	—	—	—	—	—	(8)
Other income (expense) - net	31	(2)	—	—	(2)	—	27
Income (loss) from affiliates	21	—	—	(88)	—	—	(67)
Total Segment EBIT (2)	873	51	25	(88)	(123)	0	738
Depreciation, depletion and amortization	50	37	11	—	6	—	104
Total assets	13,356	3,350	1,180	154	519	—	18,559

	Six Months Ended June 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$21,444	$5,924	$862	$122	$—	$—	$28,352
Inter–segment revenues	$3,511	$227	$108	$—	$—	$(3,846)	$—
Cost of goods sold	(20,149)	(5,494)	(771)	(120)	(6)	—	(26,540)
Gross profit	1,295	430	91	2	(6)	—	1,812
Selling, general and administrative expenses	(194)	(176)	(48)	—	(150)	—	(568)
Foreign exchange gains (losses)	29	2	—	—	(6)	—	25
EBIT attributable to noncontrolling interests (1)	(11)	(83)	(1)	—	—	—	(95)
Other income (expense) - net	46	237	—	—	15	—	298
Income (loss) from affiliates	35	—	—	37	1	—	73
Total Segment EBIT (2)	1,200	410	42	39	(146)	—	1,545
Depreciation, depletion and amortization	102	75	21	—	14	—	212
Total assets	18,541	4,096	1,370	171	907	—	25,085

	Six Months Ended June 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$13,307	$4,455	$797	$76	$—	$—	$18,635
Inter–segment revenues	2,468	93	5	—	—	(2,566)	—
Cost of goods sold	(12,403)	(4,180)	(697)	(74)	(2)	—	(17,356)
Gross profit	904	275	100	2	(2)	—	1,279
Selling, general and administrative expenses	(218)	(183)	(54)	(1)	(185)	—	(641)
Foreign exchange gains (losses)	19	3	(2)	—	1	—	21
EBIT attributable to noncontrolling interests (1)	(5)	5	—	—	—	—	—
Other income (expense) - net	24	(2)	(1)	—	(1)	—	20
Income (loss) from affiliates	28	—	—	(139)	—	—	(111)
Total Segment EBIT (2)	752	98	43	(138)	(187)	—	568
Depreciation, depletion and amortization	107	74	23	—	13	—	217
Total assets	13,356	3,350	1,180	154	519	—	18,559
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
A reconciliation of Total Segment EBIT to Net income (loss) attributable to Bunge follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2021	2020	2021	2020
Net income (loss) attributable to Bunge	$362	$516	$1,194	$332
Interest income	(6)	(6)	(15)	(13)
Interest expense	54	62	127	139
Income tax expense (benefit)	50	168	242	113
Noncontrolling interests' share of interest and tax	(1)	(2)	(3)	(3)
Total Segment EBIT from continuing operations	$459	$738	$1,545	$568
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

	Three Months Ended June 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Sales from other arrangements	$11,128	$243	$6	$67	$11,444
Sales from contracts with customers	526	2,955	465	1	3,947
Net sales to external customers	$11,654	$3,198	$471	$68	$15,391

	Three Months Ended June 30, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Sales from other arrangements	$6,612	$497	$14	$24	$7,147
Sales from contracts with customers	313	1,632	368	2	2,315
Net sales to external customers	$6,925	$2,129	$382	$26	$9,462

	Six Months Ended June 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Sales from other arrangements	$20,486	$429	$—	$120	$21,035
Sales from contracts with customers	958	5,495	862	2	7,317
Net sales to external customers	$21,444	$5,924	$862	$122	$28,352

	Six Months Ended June 30, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Sales from other arrangements	$12,695	$989	$30	$70	$13,784
Sales from contracts with customers	612	3,466	767	6	4,851
Net sales to external customers	$13,307	$4,455	$797	$76	$18,635

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2021 Overview
You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2020 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 for a discussion of our internal controls over financial reporting.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended June 30, 2021, Net income attributable to Bunge was $362 million, a decrease of $154 million compared to Net income attributable to Bunge of $516 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, Net income attributable to Bunge was $1,194 million, an increase of $862 million, compared to Net income attributable to Bunge of $332 million for the six months ended June 30, 2020. The decrease for the three months ended June 30, 2021 was due to lower Segment EBIT in our Core segments, and the increase for the six months ended June 30, 2021 was due to higher Segment EBIT in our Core and Non-core segments, which are further discussed in the Segment Overview & Results of Operations section below.
Earnings Per Common Share - Diluted - For the three months ended June 30, 2021, Net income attributable to Bunge common shareholders, diluted, was $2.37 per share, a decrease of $1.10 per share, compared to $3.47 per share for the three months ended June 30, 2020. For the six months ended June 30, 2021, Net income attributable to Bunge common shareholders, diluted, was $7.85 per share, an increase of $5.71 per share, compared to income of $2.14 per share for the six months ended June 30, 2020.
EBIT - For the three months ended June 30, 2021, Total Segment EBIT was $459 million, a decrease of $279 million compared to Total Segment EBIT of $738 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, Total Segment EBIT was $1,545 million, an increase of $977 million, compared to Total Segment EBIT of $568 million for the six months ended June 30, 2020. The decrease in Total Segment EBIT for the three months ended June 30, 2021 was due to lower Segment EBIT in our Core segments, and the increase in the six months ended

June 30, 2021 was due to higher Segment EBIT in our Core and Non-Core segments, which are further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $50 million for the three months ended June 30, 2021 compared to income tax expense of $168 million for the three months ended June 30, 2020. Income tax expense was $242 million for the six months ended June 30, 2021 compared to income tax expense of $113 million for the six months ended June 30, 2020. The decrease in income tax expense for the three months ended June 30, 2021 was primarily due to lower pretax income and a lower estimated effective tax rate for 2021, and the increase in the six months ended June 30, 2021 was due to higher pretax income, partially offset by a lower estimated effective tax rate for 2021.
Liquidity and Capital Resources – At June 30, 2021, working capital, which equals Total current assets less Total current liabilities, was $7,234 million, an increase of $3,262 million, compared to working capital of $3,972 million at June 30, 2020, and an increase of $2,038 million compared to working capital of $5,196 million at December 31, 2020. The increases in working capital are primarily due to increased RMI purchases as well as higher commodity prices at June 30, 2021.
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
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2021	2020	2021	2020
Net income (loss) attributable to Bunge	$362	$516	$1,194	$332
Interest income	(6)	(6)	(15)	(13)
Interest expense	54	62	127	139
Income tax expense (benefit)	50	168	242	113
Noncontrolling interests' share of interest and tax	(1)	(2)	(3)	(3)
Total Segment EBIT	$459	$738	$1,545	$568
Agribusiness Segment EBIT	364	873	1,200	752
Refined and Specialty Oils Segment EBIT	102	51	410	98
Milling Segment EBIT	34	25	42	43
Core Segment EBIT	500	949	1,652	893
Corporate and Other EBIT	(60)	(123)	(146)	(187)
Sugar and Bioenergy Segment EBIT	19	(88)	39	(138)
Non Core Segment EBIT	19	(88)	39	(138)
Total Segment EBIT	$459	$738	$1,545	$568

Core Segments

Agribusiness Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Volumes (in thousand metric tons)	39,533	38,268	75,889	70,950
Net sales	$11,654	$6,925	$21,444	$13,307
Cost of goods sold	(11,244)	(6,018)	(20,149)	(12,403)
Gross profit	410	907	1,295	904
Selling, general and administrative expense	(114)	(109)	(194)	(218)
Foreign exchange gains (losses)	36	31	29	19
EBIT attributable to noncontrolling interests	(3)	(8)	(11)	(5)
Other income (expense) – net	24	31	46	24
Income (loss) from affiliates	11	21	35	28
Total Agribusiness Segment EBIT	$364	$873	$1,200	$752

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Agribusiness segment Net sales increased by $4,729 million, or 68%, to $11,654 million for the three months ended June 30, 2021, compared to $6,925 million for the three months ended June 30, 2020. The increase was primarily due to the following:
•In Processing, Net sales increased $2,742 million primarily due to significantly higher average sales prices in our soybean processing businesses in all regions, driven by higher commodity prices, and significantly higher average sales prices in our European softseed processing businesses.
•In Merchandising, Net sales increased $1,987 million due to significantly higher average sales prices in our global corn and global oils business due to higher commodity prices, and higher sales volumes in our global oil, wheat and corn businesses due to high export demand.
Cost of goods sold increased by $5,226 million, or 87%, to $11,244 million for the three months ended June 30, 2021 compared to $6,018 million for the three months ended June 30, 2020. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased by $3,056 million due to the higher sales activity and related commodity prices noted above, including lower favorable mark-to-market results in our processing businesses in all regions in the current year period.
•In Merchandising, Cost of goods sold increased by $2,170 million due to the higher sales activity and related commodity prices noted above, as well as unfavorable mark-to-market results, primarily in our ocean freight and global oils businesses.
Gross profit decreased by $497 million, or 55%, to $410 million for the three months ended June 30, 2021, compared to $907 million for the three months ended June 30, 2020. The net decrease was primarily due to the following:
•In Processing, a decrease of $314 million was due to higher Cost of goods sold in excess of Net sales, as described above.
•In Merchandising, a decrease of $183 million was due to higher Cost of goods sold in excess of Net sales, as described above.
Selling, general and administrative ("SG&A") expenses were $114 million for the three months ended June 30, 2021, in line with the $109 million incurred during the three months ended June 30, 2020. Unfavorable currency movements largely offset the allocation of a higher portion of variable incentive costs to Corporate and Other activities in the current year.

Other income (expense) - net decreased $7 million, to income of $24 million for the three months ended June 30, 2021, compared to income of $31 million for the three months ended June 30, 2020. The decrease is primarily due to the lower results from our financial services activities.
Income (loss) from affiliates decreased $10 million, to income of $11 million for the three months ended June 30, 2021, compared to income of $21 million for the three months ended June 30, 2020. The decrease is primarily due to lower results from our investment in Vietnam Agribusiness Holdings, an oilseed processing business in Vietnam.
Segment EBIT decreased $509 million, or 58%, to $364 million for the three months ended June 30, 2021, compared to $873 million for the three months ended June 30, 2020. The net decrease was primarily due to the following:
•In Processing, a decrease of $310 million was primarily due to lower Gross profit as described above.
•In Merchandising, a decrease of $199 million was primarily due to lower Gross profit as described above.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Agribusiness segment Net sales increased by $8,137 million, or 61%, to $21,444 million for the six months ended June 30, 2021, compared to $13,307 million for the six months ended June 30, 2020. The increase was primarily due to the following:
•In Processing, Net sales increased $4,196 million primarily due to significantly higher average sales prices in our soybean processing businesses in all regions due to higher commodity prices, significantly higher average sales prices in our European softseed processing businesses, and higher sales volumes in our Europe and Asia soybean processing business due to high demand.
•In Merchandising, Net sales increased $3,941 million due to significantly higher average sales prices, primarily in our global corn and global oil businesses, as well higher sales volumes in our global wheat, corn and oils distribution businesses due to high export demand.
Cost of goods sold increased by $7,746 million, or 62%, to $20,149 million for the six months ended June 30, 2021 compared to $12,403 million for the six months ended June 30, 2020. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased by $3,733 million due to the higher sales activity and related commodity prices noted above, partially offset by favorable mark-to-market results in our North American, South American, European and Asian soybean processing businesses.
•In Merchandising, Cost of goods sold increased by $4,013 million due to the higher sales and related commodity prices activity noted above, as well as unfavorable mark-to-market results, primarily in our ocean freight and global oils businesses.
Gross profit increased by $391 million, or 43%, to $1,295 million for the six months ended June 30, 2021, compared to income of $904 million for the six months ended June 30, 2020. The net increase was primarily due to the following:
•In Processing, an increase of $463 million was due to higher Net sales in excess of Cost of goods sold, as described above.
•In Merchandising, a decrease of $72 million was due to higher Cost of goods sold in excess of Net sales, as described above.
SG&A expenses decreased $24 million, or 11%, to $194 million for the six months ended June 30, 2021, compared to $218 million for the six months ended June 30, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other activities in the current year.

Other income (expense) - net increased $22 million, to income of $46 million for the six months ended June 30, 2021, compared to income of $24 million for the six months ended June 30, 2020. The increase is primarily due to higher results in our financial services activities.
Income (loss) from affiliates increased $7 million, to income of $35 million for the six months ended June 30, 2021, compared to income of $28 million for the six months ended June 30, 2020. The increase is primarily due to favorable results from our investments in G3 Global Holdings, a Canadian grain originator and distributor.
Segment EBIT increased $448 million, or 60%, to $1,200 million for the six months ended June 30, 2021, compared to $752 million for the six months ended June 30, 2020. The net increase was primarily due to the following:
•In Processing, an increase of $474 million was primarily due to higher Gross profit and lower SG&A, as described above.
•In Merchandising, a decrease of $26 million was primarily due to lower Gross profit, partially offset by lower SG&A, higher Other income (expense) - net, and higher Income (loss) from affiliates, as described above.

Refined and Specialty Oils Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Volumes (in thousand metric tons)	2,246	2,286	4,451	4,640
Net sales	$3,198	$2,129	$5,924	$4,455
Cost of goods sold	(3,003)	(1,983)	(5,494)	(4,180)
Gross profit	195	146	430	275
Selling, general and administrative expense	(90)	(89)	(176)	(183)
Foreign exchange gains (losses)	1	(4)	2	3
EBIT attributable to noncontrolling interests	(5)	—	(83)	5
Other income (expense) – net	1	(2)	237	(2)
Income (loss) from affiliates	—	—	—	—
Total Refined and Specialty Oils Segment EBIT	$102	$51	$410	$98

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Refined and Specialty Oils segment Net sales increased $1,069 million, or 50%, to $3,198 million for the three months ended June 30, 2021, compared to $2,129 million for the three months ended June 30, 2020, primarily due to significantly higher average selling prices in our North America, Europe and Asia, driven by strong demand from renewable diesel in North America and food services across all regions. The above increases were partially offset by lower overall volumes, as higher volumes in North America driven by renewable diesel demand were more than offset by lower volumes in our South American operations due to stay-at-home orders associated with COVID-19, as well as the sale of our Brazilian margarine and mayonnaise assets in the fourth quarter of 2020.
Cost of goods sold increased $1,020 million, or 51%, to $3,003 million for the three months ended June 30, 2021, compared to $1,983 million for the three months ended June 30, 2020. The increase in Cost of goods sold was in line with the increase in Net sales and related to higher raw material commodity prices in the current year, partially offset by lower overall volumes, as described above.
Gross profit for the three months ended June 30, 2021 increased $49 million, or 34%, to $195 million, compared to $146 million for the three months ended June 30, 2020. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, as described above.
SG&A expenses were flat at $90 million for the three months ended June 30, 2021 and the three months ended June 30, 2020. Unfavorable currency movements, primarily from the strengthening of the Brazilian real, largely offset the allocation of a higher portion of variable incentive costs to Corporate and Other activities in the current year.

Segment EBIT increased $51 million, or 100%, to $102 million for the three months ended June 30, 2021, compared to $51 million for the three months ended June 30, 2020. The increase was primarily due to higher Gross profit as described above.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Refined and Specialty Oils segment Net sales increased $1,469 million, or 33%, to $5,924 million for the six months ended June 30, 2021, compared to $4,455 million for the six months ended June 30, 2020, primarily due to significantly higher average selling prices in North America and Europe, driven by strong demand for renewable diesel and food services. The above increases were partially offset by lower overall volumes, primarily in our South American operations due to stay-at-home orders associated with COVID-19, as well as the sale of our Brazilian margarine and mayonnaise assets in the fourth quarter of 2020.
Cost of goods sold increased $1,314 million, or 31%, to $5,494 million for the six months ended June 30, 2021, compared to $4,180 million for the six months ended June 30, 2020. The increase in Cost of goods sold was due to higher raw material commodity prices in the current year, partially offset by lower overall volumes as described under Net sales above.
Gross profit for the six months ended June 30, 2021 increased $155 million, or 56%, to $430 million, compared to $275 million for the six months ended June 30, 2020. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, as described above.
SG&A expenses decreased $7 million, or 4%, to $176 million for the six months ended June 30, 2021, compared to $183 million for the six months ended June 30, 2020, primarily due to higher bad debt expense recorded in the prior year. Unfavorable currency movements, primarily from the strengthening of the Brazilian real, largely offset the allocation of a higher portion of variable incentive costs to Corporate and Other activities in the current year.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased by $88 million to an expense of $83 million for the six months ended June 30, 2021, compared to income of $5 million for the six months ended June 30, 2020. The expense for the current year is primarily due to improved results in Bunge Loders Croklaan, including the noncontrolling interest share of the gain on sale of our Rotterdam oils refinery.
Other income (expense), net was income of $237 million for the six months ended June 30, 2021, compared to expense of $2 million for the six months ended June 30, 2020. Current period income was primarily due to a $219 million gain, which includes the amount attributable to noncontrolling interest, resulting on the sale of our Rotterdam oils refinery, as well as a $19 million gain on the sale of a Mexican oils packaging facility.
Segment EBIT increased $312 million, or 318%, to $410 million for the six months ended June 30, 2021, compared to $98 million for the six months ended June 30, 2020. The increase was due to higher Gross profit and Other income (expense), net, and lower SG&A, partially offset by EBIT attributable to noncontrolling interests, as described above.

Milling Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Volumes (in thousand metric tons)	1,508	1,261	3,247	3,199
Net sales	$471	$382	$862	$797
Cost of goods sold	(414)	(329)	(771)	(697)
Gross profit	57	53	91	100
Selling, general and administrative expense	(25)	(28)	(48)	(54)
Foreign exchange gains (losses)	2	—	—	(2)
EBIT attributable to noncontrolling interests	—	—	(1)	—
Other income (expense) – net	—	—	—	(1)
Income (loss) from affiliates	—	—	—	—
Total Milling Segment EBIT	$34	$25	$42	$43

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Milling segment Net sales increased $89 million, or 23%, to $471 million for the three months ended June 30, 2021, compared to $382 million for the three months ended June 30, 2020. The increase was primarily due to higher volumes in our South American wheat milling business and higher prices in our Mexican wheat milling business, partially offset by lower overall volumes due to the sale of our rice business in the prior year.
Cost of goods sold increased $85 million, or 26%, to $414 million for the three months ended June 30, 2021, compared to $329 million for the three months ended June 30, 2020. The increase was primarily driven by the volume increase in our South American wheat milling business noted above, in addition to higher raw material wheat prices in Mexico and higher corn prices in North America, partially offset by lower overall volumes resulting from the prior year sale of our rice business.
Gross profit increased $4 million, or 8%, to $57 million for the three months ended June 30, 2021, compared to $53 million for the three months ended June 30, 2020. The increase was due to the increase in Net sales in excess of Cost of goods sold, as described above.
SG&A expenses decreased $3 million, or 11%, to $25 million for the three months ended June 30, 2021, compared to $28 million for the three months ended June 30, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other.
Segment EBIT increased $9 million, or 36%, to $34 million for the three months ended June 30, 2021, compared to $25 million for the three months ended June 30, 2020. The increase was primarily due to higher gross profit and lower SG&A as described above.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Milling segment Net sales increased $65 million, or 8%, to $862 million for the six months ended June 30, 2021, compared to $797 million for the six months ended June 30, 2020. The increase was primarily due to higher average sales prices and volumes in our South American and Mexican wheat milling businesses, partially offset by lower volumes in North America due to the sale of our rice milling business in the prior year.
Cost of goods sold increased $74 million, or 11%, to $771 million for the six months ended June 30, 2021, compared to $697 million for the six months ended June 30, 2020. The increase was primarily driven by the volume increases in our South American and Mexican wheat milling businesses noted above, in addition to higher raw material wheat prices in Mexico and higher corn prices in North America and unfavorable mark-to-market results, partially offset by lower overall volumes resulting from the prior year sale of our rice business.

Gross profit decreased $9 million, or 9%, to $91 million for the six months ended June 30, 2021, compared to $100 million for the six months ended June 30, 2020. The decrease was primarily due to the increase in Cost of goods sold in excess of Net sales, as described above.
SG&A expenses decreased $6 million, or 11%, to $48 million for the six months ended June 30, 2021, compared to $54 million for the six months ended June 30, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other.
Segment EBIT decreased $1 million, or 2%, to $42 million for the six months ended June 30, 2021, compared to $43 million for the six months ended June 30, 2020. The decrease was due to lower gross profit, partially offset by lower SG&A, as described above.

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Net sales	$—	$—	$—	$—
Cost of goods sold	2	(1)	(6)	(2)
Gross profit	2	(1)	(6)	(2)
Selling, general and administrative expense	(68)	(120)	(150)	(185)
Foreign exchange gains (losses)	(4)	—	(6)	1
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	10	(2)	15	(1)
Income (loss) from affiliates	—	—	1	—
Total Corporate and Other	$(60)	$(123)	$(146)	$(187)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Segment EBIT increased $63 million, or 51%, to a loss of $60 million for the three months ended June 30, 2021, compared to a loss of $123 million for the three months ended June 30, 2020. The increase is primarily due to a bad debt reserve and related legal provision in relation to a disputed account receivable balance stemming from an historical business dating back to 2015, which was deemed uncollectible in the prior year period, partially offset by higher variable incentive costs in the current year period.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Segment EBIT increased $41 million, or 22%, to a loss of $146 million for the six months ended June 30, 2021, compared to a loss of $187 million for the six months ended June 30, 2020. The increase is primarily due to a bad debt reserve and related legal provision in relation to a disputed account receivable balance stemming from an historical business dating back to 2015, which was deemed uncollectible in the prior year period, partially offset by higher variable incentive costs in the current year period.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Volumes (in thousand metric tons)	97	62	200	148
Net sales	$68	$26	$122	$76
Cost of goods sold	(67)	(26)	(120)	(74)
Gross profit	1	—	2	2
Selling, general and administrative expense	—	—	—	(1)
Foreign exchange gains (losses)	—	—	—	—
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	—	—	—	—
Income (loss) from affiliates	18	(88)	37	(139)
Total Sugar and Bioenergy Segment EBIT	$19	$(88)	$39	$(138)

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Segment EBIT increased $107 million, or 122%, to income of $19 million for the three months ended June 30, 2021, compared to a loss of $88 million for the three months ended June 30, 2020. The increase is due to more favorable results from our investment BP Bunge Bioenergia, driven by higher ethanol volumes and higher average sales prices in the current period, as well as a significant foreign exchange loss on U.S. dollar denominated debt due to a large depreciation in the Brazilian real in the prior year period.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Segment EBIT increased $177 million, or 128%, to income of $39 million for the six months ended June 30, 2021, compared to a loss of $138 million for the six months ended June 30, 2020. The increase is due to more favorable results from our investment BP Bunge Bioenergia, driven by higher sugar and ethanol volumes and higher average sugar and ethanol sales prices in the current period, as well as a significant foreign exchange loss on U.S. dollar denominated debt due to a large depreciation in the Brazilian real in the prior year period.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2021	2020	2021	2020
Interest income	$6	$6	$15	$13
Interest expense	(54)	(62)	(127)	(139)

Interest income was $6 million for the three months ended June 30, 2021, compared to $6 million for the three months ended June 30, 2020. Interest expense decreased by $8 million, to $54 million for the three months ended June 30, 2021, compared to $62 million for the three months ended June 30, 2020. The decrease in net interest expense was due to lower variable interest rates in the three months ended June 30, 2021, partially offset by higher average debt levels during the three months ended June 30, 2021.

Interest income was $15 million for the six months ended June 30, 2021, compared to $13 million for the six months ended June 30, 2020. Interest expense decreased by $12 million, to $127 million for the six months ended June 30, 2021, compared to $139 million for the six months ended June 30, 2020. The decrease in net interest expense was due to lower variable interest rates in the six months ended June 30, 2021, partially offset by higher average debt levels during the six months ended June 30, 2021.

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
Working Capital

	As of
US$ in millions, except current ratio	June 30, 2021	June 30, 2020	December 31, 2020
Cash and cash equivalents	$464	$277	$352
Trade accounts receivable, net	2,526	1,526	1,717
Inventories	8,460	6,007	7,172
Other current assets(1)	6,105	3,658	6,940
Total current assets	$17,555	$11,468	$16,181
Short-term debt	$1,826	$1,535	$2,828
Current portion of long-term debt	33	522	8
Trade accounts payable	3,634	2,602	2,636
Current operating lease obligations	265	220	235
Other current liabilities(2)	4,563	2,617	5,278
Total current liabilities	$10,321	$7,496	$10,985
Working capital(3)	$7,234	$3,972	$5,196
Current ratio(4)	1.70	1.53	1.47
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities.
(4)    Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $7,234 million at June 30, 2021, an increase of $2,038 million, or 39%, from working capital of $5,196 million at December 31, 2020, and an increase of $3,262 million, or 82% from working capital of $3,972 million at June 30, 2020.
Cash and Cash Equivalents - Cash and cash equivalents were $464 million at June 30, 2021, an increase of $112 million from $352 million at December 31, 2020 and an increase of $187 million from $277 million at June 30, 2020. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits with highly-rated financial institutions and in U.S. government securities.
Trade accounts receivable, net - Trade accounts receivable, net were $2,526 million at June 30, 2021, an increase of $809 million from $1,717 million at December 31, 2020 and an increase of $1,000 million from $1,526 million at June 30, 2020. The increases from December 31, 2020 and June 30, 2020 were primarily due to increased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above.
Inventories - Inventories were $8,460 million at June 30, 2021, an increase of $1,288 million from $7,172 million at December 31, 2020 and an increase of $2,453 million from $6,007 million at June 30, 2020. The increases from both comparative periods were primarily related to higher volumes on hand and higher average commodity prices at the end of the current period.
RMI comprises agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $6,930 million, $5,961 million and $4,807 at June 30, 2021, December 31, 2020 and June 30, 2020, respectively (see Note 6- Inventories, to our condensed consolidated financial statements).
Other current assets - Other current assets were $6,105 million at June 30, 2021, a decrease of $835 million from $6,940 million at December 31, 2020 and an increase of $2,447 million from $3,658 million at June 30, 2020. The decrease from December 31, 2020 was primarily due to lower unrealized gains on derivative contracts, lower margin deposits, as well as the sale of our Rotterdam oils facility during the six month period ended June 30, 2021, that was classified as held for sale at December 31, 2020. The increase from June 30, 2020 was primarily due to higher unrealized gains on derivative contracts and an increase in Assets held for sale related to our U.S. grains business.
Short-term debt - Short-term debt, including the current portion of long-term debt, was $1,859 million at June 30, 2021, a decrease of $977 million from $2,836 million at December 31, 2020 and a decrease of $198 million from $2,057 million at June 30, 2020. The lower short-term debt levels at June 30, 2021 compared to December 31, 2020 and June 30, 2020 were driven by a $1 billion long-term bond issuance in the second quarter of 2021, as discussed below, from which a portion of the proceeds were used to pay down short-term debt.
Trade accounts payable - Trade accounts payable were $3,634 million at June 30, 2021, an increase of $998 million from $2,636 million at December 31, 2020 and an increase of $1,032 million from $2,602 million at June 30, 2020. The increases in Trade accounts payable from December 31, 2020 and June 30, 2020 were primarily due to higher average inventory purchase volumes and prices during the current period.
Other current liabilities - Other current liabilities were $4,563 million at June 30, 2021, a decrease of $715 million from $5,278 million at December 31, 2020 and an increase of $1,946 million from $2,617 million at June 30, 2020. The variances from December 31, 2020 and June 30, 2020 were primarily due to decreases and increases, respectively, in the balances of unrealized losses on derivative contracts, Liabilities held for sale (see Note 3 - Portfolio Rationalization Initiatives, to our condensed consolidated financial statements), and a payment to acquire the noncontrolling equity interests in our Z.T. Kruszwica S.A. subsidiary during the six months ended June 30, 2021 (see Note 10- Other Current Liabilities to our condensed consolidated financial statements).
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
    Revolving Credit Facilities - At June 30, 2021, we had $5,940 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $5,765 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	June 30, 2021	June 30, 2021	December 31, 2020
Commercial paper	2023	$600	$—	$549
Revolving credit facilities	2021 - 2023	5,340	175	944
Total		$5,940	$175	$1,493

On February 23, 2021, we entered into an unsecured committed $375 million 364-day Revolving Credit Agreement (the “$375 Million Credit Agreement”) with a lender. The $375 Million Credit Agreement will bear interest at LIBOR plus an applicable margin, as defined in the $375 Million Credit Agreement. The $375 Million Credit Agreement matures on February 22, 2022, and there were no borrowings outstanding under this facility as of June 30, 2021. On July 16, 2021 we terminated the $375 Million Credit Agreement.

We had no borrowings outstanding at June 30, 2021 under our unsecured $1,250 million 364-day Revolving Credit Agreement (the “$1.25 Billion Credit Agreement”) with a group of lenders. The $1.25 Billion Credit Agreement includes a $1,000 million tranche (“Tranche A”) and a $250 million tranche (“Tranche B”). Borrowings under the $1.25 Billion Credit Agreement bear interest at LIBOR plus an applicable margin, as defined in the $1.25 Billion Credit Agreement. Each lender under Tranche A is required to fund all borrowing requests delivered by us unless such lender has delivered a declining lender notice to the administrative agent by 9:00am (New York City time) on the date such borrowing request is delivered. The lenders under Tranche B do not have the right to deliver a declining lender notice to us. We may also, from time to time, request one or more of the existing or new lenders to increase the total participations and commitments under Tranche A and Tranche B of the $1.25 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. The $1.25 Billion Credit Agreement matures on October 21, 2021. On July 16, 2021, we entered into an unsecured $1 billion 364-day Revolving Credit Agreement (the "$1 Billion Credit Agreement"), with a group of lenders maturing on July 15, 2022. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total participations under the $1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1 Billion Credit Agreement. The $1 Billion Credit Agreement replaces the existing $1.25 Billion Credit Agreement.
We had no borrowings outstanding at June 30, 2021 under our unsecured committed $1,100 million five-year syndicated revolving credit agreement (the "$1.1 Billion Credit Agreement") with certain lenders party thereto, maturing on December 14, 2023. We have the option to request an extension of the maturity date of the $1.1 Billion Credit Agreement for two additional one-year periods, subject to the consent of the lenders. Borrowings under the $1.1 Billion Credit Agreement bear interest at LIBOR plus an applicable margin, which will vary from 1.00% to 1.625%, based on the credit ratings of our senior long-term unsecured debt ("Rating Level"). On July 16, 2021, we entered into an unsecured committed $1.35 billion 5-year Revolving Credit Agreement ("$1.35 Billion Credit Agreement") maturing on July 16, 2026. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by up to $200 million pursuant to an accordion provision. The $1.35 Billion Credit Agreement replaces the existing $1.1 Billion Credit Agreement.
We had no borrowings outstanding at June 30, 2021 under our $1,750 million unsecured committed syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2022 (the ‘‘$1.75 Billion 2022 Facility’’). Borrowings under the $1.75 Billion 2022 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. The applicable margin is also subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the $1.75 Billion 2022 Facility. Amounts under the $1.75 Billion 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly in arrears at a rate of 35% of the margin specified above, which varies based on the rating level at each quarterly payment date. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.75 Billion 2022 Facility by up to $250 million pursuant to an accordion provision.
    We had $175 million borrowings outstanding at June 30, 2021 under our unsecured committed $865 million revolving credit facility, maturing September 6, 2022 (the "$865 Million 2022 Facility"). Borrowings under the $865 Million 2022 Facility bear interest at LIBOR plus a margin, which will vary from 1.00% to 1.75% per annum, based on the credit ratings of our senior long-term unsecured debt. Amounts under the $865 Million 2022 Facility that remain undrawn are subject to a commitment fee payable quarterly based on the average undrawn portion of the $865 Million 2022 Facility at rates ranging from 0.125% to 0.275%, based on the credit ratings of our senior long-term unsecured debt.
     Our commercial paper program is supported by committed back-up bank credit lines (the ‘‘Liquidity Facility’’) equal to the amount of the commercial paper program provided by financial institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At June 30, 2021, no borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings. On July 16, 2021, we amended and extended the Liquidity Facility to July 16, 2026.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At June 30, 2021, there were $200 million of borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt - Our short and long-term debt decreased by $95 million, or 1.3%, to $7,193 million at June 30, 2021, from $7,288 million at December 31, 2020, primarily due to increased cash generated from operations, excluding beneficial interests in securitized trade receivables. For the six months ended June 30, 2021, our average short and long-term debt outstanding was approximately $7,770 million, compared to approximately $5,395 million for the six months ended June 30, 2020. Our long-term debt balance was $5,367 million at June 30, 2021, compared to $4,460 million at December 31, 2020, an increase of $907 million, or 20.3%.
On May 14, 2021, we completed the sale and issuance of $1 billion aggregate principal amount of 2.750% unsecured senior notes (the “2.75% Senior Notes”) due May 14, 2031. The 2.75% Senior Notes are fully and unconditionally guaranteed by us. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-231083) filed by us and our 100% owned finance subsidiary Bunge Limited Finance Corp. with the U.S. Securities and Exchange Commission. Interest on the 2.75% Senior Notes is payable semi-annually in arrears in November and May of each year, commencing on November 14, 2021. At any time prior to February 14, 2031 (three months before maturity of the 2.75% Senior Notes), we may elect to redeem and repay the 2.75% Senior Notes, at any time in whole, or from time to time in part, at a redemption price substantially equal to 100% of the principal amount of the 2.75% Senior Notes being redeemed on the redemption date. The net proceeds of the offering were approximately $990 million after deducting underwriting commissions, the original issue discount and offering fees and expense payable by us. We used the net proceeds from this offering for general corporate purposes, including the repayment of certain short-term debt.
On February 25, 2021, we entered into an unsecured syndicated $250 million 364-day term loan (the “$250 Million Term Loan”) with a group of lenders. The $250 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $250 Million Term Loan agreement. The $250 Million Term Loan matures on February 24, 2022 and was fully drawn as of June 30, 2021.
On February 23, 2021, we entered into an unsecured $125 million 364-day term loan (the “$125 Million Term Loan”) with a lender. The $125 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $125 Million Term Loan agreement. The $125 Million Term Loan matures on February 22, 2022 and was fully drawn as of June 30, 2021. On July 16, 2021, we prepaid the outstanding balance of the $125 Million Term Loan.
The following table summarizes our short-term debt at June 30, 2021.

(US$ in millions)	Outstanding Balance at June 30, 2021	Weighted Average Interest Rate at June 30, 2021	Highest Balance Outstanding During Quarter Ended June 30, 2021	Average Balance During Quarter Ended June 30, 2021	Weighted Average Interest Rate During Quarter Ended June 30, 2021
Bank borrowings (1)	$1,826	2.29%	$3,683	$2,740	2.43%
Commercial paper	—	—%	475	205	0.25%
Total	$1,826		$4,158	$2,945

(1)    Includes $327 million of local currency bank borrowings in certain Central and Eastern European and Asia Pacific countries at a weighted average interest rate of 7.47% as of June 30, 2021.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	June 30, 2021	December 31, 2020
Short-term debt: (1)
Short-term debt (2)	$1,826	$2,828
Current portion of long-term debt	33	8
Total short-term debt	1,859	2,836

Long-term debt (3):
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A)	278	297
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.00% Senior Notes due 2022	399	399
1.85% Senior Notes due 2023 - Euro	951	982
4.35% Senior Notes due 2024	597	597
1.63% Senior Notes due 2025	596	595
3.25% Senior Notes due 2026	696	696
3.75% Senior Notes due 2027	596	595
2.75% Senior Notes due 2031	989	—
Other	176	210
Subtotal	5,367	4,460
Less: Current portion of long-term debt	(33)	(8)
Total long-term debt	5,334	4,452
Total debt	$7,193	$7,288

(1)    Includes secured debt of $2 million and $1 million at June 30, 2021 and December 31, 2020, respectively.
(2)    Includes $327 million and $558 million of local currency bank borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 7.47% and 24.54% as of June 30, 2021 and December 31, 2020, respectively.
(3)    Includes secured debt of $25 million and $5 million at June 30, 2021 and December 31, 2020, respectively.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2021 were as follows:

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

Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2021.

Equity
Total equity is set forth in the following table:

(US$ in millions)	June 30, 2021	December 31, 2020
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,512	5,408
Retained earnings	8,259	7,236
Accumulated other comprehensive income (loss)	(6,258)	(6,246)
Treasury shares, at cost - 2021 and 2020 - 15,428,313 shares	(1,020)	(1,020)
Total Bunge shareholders’ equity	7,184	6,069
Noncontrolling interest	147	136
Total equity	$7,331	$6,205
Total Bunge shareholders’ equity was $7,184 million at June 30, 2021, compared to $6,069 million at December 31, 2020, an increase of $1,115 million. The increase during the six months ended June 30, 2021 was primarily due to $1,194 million of net income attributable to Bunge and $28 million in issuance of common shares for exercises of share based compensation, partially offset by $12 million of translation losses and $147 million and $17 million of declared dividends to common and preferred shareholders, respectively.
As of June 30, 2021, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share, payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.2691 Bunge Limited common shares, based on the conversion price of $78.7979 per share, subject to certain additional anti-dilution adjustments (which represents 8,756,388 Bunge Limited common shares at June 30, 2021). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
Share repurchase program - In May 2015, we established a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. There were no shares repurchased under this program during the three or six month periods ended June 30, 2021, and 2,546,000 common shares were repurchased for $100 million during the three and six month periods ended June 30, 2020. Total repurchases under the program from its inception in May 2015 through June 30, 2021 were 7,253,440 shares for $400 million.

Cash Flows

	Six months ended
US$ in millions	June 30, 2021	June 30, 2020
Cash provided by (used for) operating activities	$(1,436)	$(1,502)
Cash provided by (used for) investing activities	1,889	728
Cash provided by (used for) financing activities	(230)	726
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(100)	5
Net increase (decrease) in cash and cash equivalents and restricted cash	$123	$(43)
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
For the six months ended June 30, 2021, our cash and cash equivalents and restricted cash increased by $123 million, compared to a decrease of $43 million for the six months ended June 30, 2020.
Operating: Cash used for operating activities was $1,436 million for the six months ended June 30, 2021, a decrease of $66 million, compared to $1,502 million for the six months ended June 30, 2020. The decrease in cash used was primarily due to higher net income, partially offset by higher working capital funding requirements during the six months ended June 30, 2021.

	Six months ended
US$ in millions	June 30, 2021	June 30, 2020
Cash provided by (used for) operating activities	$(1,436)	$(1,502)
Proceeds from beneficial interest in securitized trade receivables	2,049	748
Cash provided by (used for) operating activities, adjusted	$613	$(754)

Cash provided by (used for) operating activities, adjusted for proceeds from beneficial interests in securitized trade receivables was cash provided of $613 million for the six months ended June 30, 2021, compared to cash used of $754 million for the six months ended June 30, 2020. The change was primarily due to higher net income in addition to higher proceeds from beneficial interests in securitized trade receivables, partially offset by higher working capital funding requirements during the six months ended June 30, 2021.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the six months ended June 30, 2021, we recorded a foreign currency gain on our debt of $133 million, and for the six months ended June 30, 2020, we recorded a foreign currency gain on our debt of $107 million, which were included as adjustments to reconcile net income to cash used for operating activities in the line item “Foreign exchange (gains) loss on net debt” in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $1,889 million for the six months ended June 30, 2021, an increase of $1,161 million, compared to cash provided by investing activities of $728 million for the six months ended June 30, 2020. The increase was due to higher net proceeds from beneficial interests in securitized trade receivables and proceeds from the sales of our oils facilities in Rotterdam and Mexico, partially offset by payments made for an affiliate investment, during the six months ended June 30, 2021.

Financing: Cash used for financing activities was $230 million for the six months ended June 30, 2021, a $956 million change compared to cash provided by financing activities of $726 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, we had net cash proceeds from short and long-term debt of $30 million, primarily driven by the $1 billion public debt offering discussed above, offset by repayments of Short-term debt. Short-term debt is primarily used to fund seasonal working capital requirements, mostly comprising RMI. Additionally, we paid $147 million to acquire the noncontrolling equity interest of our Polish subsidiary, Z.T. Kruszwica S.A. (see Note 10- Other Current Liabilities to our condensed consolidated financial statements), and paid dividends of $158 million to our common and preferred shareholders. In the six months ended June 30, 2020, we had net cash proceeds from short and long-term debt of $1,000 million, which was primarily used to fund seasonal working capital requirements, mostly comprising RMI in South America. We also paid dividends of $159 million to our common and preferred shareholders and repurchased $100 million of common shares.

Off-Balance Sheet Arrangements

Please refer to Note 15- Commitments and Contingencies to our condensed consolidated financial statements for details concerning our off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends
    We paid a regular quarterly cash dividend of $0.50 per share on June 2, 2021 to common shareholders of record on May 19, 2021. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on June 1, 2021 to shareholders of record on May 18, 2021. On May 4, 2021, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.525 per common share. The dividend will be payable on September 2, 2021 to common shareholders of record on August 19, 2021. We also announced on May 4, 2021 that on September 1, 2021 we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares to shareholders of record on August 15, 2021.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021. Following is a material change to our critical accounting policies during the six months ended June 30, 2021. For recent accounting pronouncements refer to Note 2 - Accounting Pronouncements, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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

	Six Months Ended June 30, 2021		Year Ended December 31, 2020
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$1,706	$(171)	$1,374	$(137)
Lowest daily aggregated position value	$638	$(64)	$54	$(5)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2021 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $8 million for the six months ended June 30, 2021 and foreign exchange losses of $140 million for the year ended December 31, 2020 related to permanently invested intercompany loans.
    Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt based on market yields at June 30, 2021, was $7,396 million with a carrying value of $7,193 million. There was no significant change in our interest rate risk as of June 30, 2021.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at June 30, 2021 would result in a decrease of approximately $66 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at June 30, 2021 would cause an increase of approximately $59 million in the fair value of our debt.

A hypothetical 100 basis point change in LIBOR would result in a change of approximately $61 million in our interest expense on our variable rate debt at June 30, 2021. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements.

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
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes to shared business service models from across our operations in order to consolidate back office functions while standardizing our processes and financial systems globally. In connection with these initiatives, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting but are expected over time to result in changes to such internal controls over financial reporting.

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
For a discussion of certain legal and tax matters, see Note 15- Commitments and Contingencies, to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $40 million and $77 million, for labor and civil claims, respectively, as of June 30, 2021. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 155 million Brazilian reais (approximately $31 million as of June 30, 2021) related to legacy environmental claims in Brazil.

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

EXHIBIT INDEX

4.1
Indenture, dated May 14, 2021, by and among Bunge Limited Finance Corp., Bunge Limited and U.S. Bank National Association (including the form of Senior Note) (incorporated by reference from the Registrant's Form 8-K filed May 14, 2021)

10.1	Nineteenth Amendment to and Restatement of Receivables Transfer Agreement, dated May 17, 2021 (incorporated by reference from the Registrant's Form 8-K filed May 17, 2021)

10.2	Fourth Amended and Restated Receivables Transfer Agreement, dated May 17, 2021 (included as Exhibit A to Exhibit 10.1) (incorporated by reference from the Registrant's Form 8-K filed May 17, 2021)

10.3 +
Bunge Limited 2017 Non-Employee Director Equity Incentive Plan, as Amended and Restated (previously filed as Appendix B to the proxy statement on Schedule 14A, filed on March 23, 2021, and incorporated herein by reference)

22.1*	Subsidiary Issuers of Guaranteed Securities

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
+ Denotes a management contract or compensatory plan or arrangement.
E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: July 28, 2021	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer