Form 10-Q
period 2021-09-30
BUNGELTD
filed 2021-10-27
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number 001-16625
BUNGE LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	98-0231912
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1391 Timberlake Manor Parkway
Chesterfield
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of October 22, 2021, the number of common shares outstanding of the registrant was:
Common shares, par value $.01 per share:140,520,199

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2021 and 2020	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	4

	Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Nine Months Ended September 30, 2021 and 2020	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward-Looking Statements	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54

Item 4.	Controls and Procedures	56

PART II — INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3.	Defaults Upon Senior Securities	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	58

Item 6.	Exhibits	58

Exhibit Index		59

Signatures		60

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$14,117	$10,159	$42,469	$28,794
Cost of goods sold	(13,255)	(9,557)	(39,795)	(26,913)
Gross profit	862	602	2,674	1,881
Selling, general and administrative expenses	(327)	(352)	(896)	(993)
Interest income	19	5	34	18
Interest expense	(57)	(56)	(184)	(195)
Foreign exchange (losses) gains	(36)	54	(11)	75
Other income (expense) – net	220	17	519	37
Income (loss) from affiliates	60	35	133	(76)
Income (loss) before income tax	741	305	2,269	747
Income tax (expense) benefit	(92)	(38)	(334)	(151)
Net income (loss)	649	267	1,935	596
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	4	(5)	(88)	(2)
Net income (loss) attributable to Bunge	653	262	1,847	594
Convertible preference share dividends	(8)	(8)	(25)	(25)
Adjustment of redeemable noncontrolling interest	—	12	—	2
Net income (loss) available to Bunge common shareholders	$645	$266	$1,822	$571

Earnings per common share—basic (Note 19)
Net income (loss) attributable to Bunge common shareholders - basic	$4.56	$1.90	$12.91	$4.05

Earnings per common share—diluted (Note 19)
Net income (loss) attributable to Bunge common shareholders - diluted	$4.28	$1.84	$12.12	$3.98
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$649	$267	$1,935	$596
Other comprehensive income (loss):
Foreign exchange translation adjustment	(230)	50	(159)	(900)
Unrealized gains (losses) on designated hedges, net of tax benefit (expense) of $1 and $(2) in 2021 and $1 and $7 in 2020	43	(17)	(51)	37
Reclassification of realized net (gains) losses to net income, net of tax (benefit) expense of zero and zero in 2021 and $1 and $1 in 2020	(1)	2	(3)	3
Pension adjustment, net of tax (expense) benefit of $2 and zero in 2021 and zero and zero in 2020	2	—	—	—
Total other comprehensive income (loss)	(186)	35	(213)	(860)
Total comprehensive income (loss)	463	302	1,722	(264)
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	15	(29)	(65)	(22)
Total comprehensive income (loss) attributable to Bunge	$478	$273	$1,657	$(286)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,033	$352
Trade accounts receivable (less allowances of $93 and $93) (Note 5)	2,431	1,717
Inventories (Note 6)	8,014	7,172
Assets held for sale (Note 3)	—	672
Other current assets (Note 7)	5,056	6,268
Total current assets	16,534	16,181
Property, plant and equipment, net	3,658	3,775
Operating lease assets	910	868
Goodwill	562	586
Other intangible assets, net	482	529
Investments in affiliates	755	631
Deferred income taxes	552	339
Other non-current assets (Note 8)	656	746
Total assets	$24,109	$23,655
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$1,151	$2,828
Current portion of long-term debt (Note 13)	510	8
Trade accounts payable (includes $655 and $294 carried at fair value)	3,944	2,636
Current operating lease obligations	332	235
Liabilities held for sale (Note 3)	—	438
Other current liabilities (Note 10)	3,822	4,840
Total current liabilities	9,759	10,985
Long-term debt (Note 13)	4,814	4,452
Deferred income taxes	323	360
Non-current operating lease obligations	522	581
Other non-current liabilities (Note 16)	657	657
Redeemable noncontrolling interest (Note 17)	403	415
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2021 and 2020 - 6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2021 –140,438,238 shares, 2020 – 139,790,238 shares	1	1
Additional paid-in capital	5,530	5,408
Retained earnings	8,830	7,236
Accumulated other comprehensive income (loss) (Note 18)	(6,436)	(6,246)
Treasury shares, at cost - 2021 - 16,726,697 shares, and 2020 - 15,428,313	(1,120)	(1,020)
Total Bunge shareholders’ equity	7,495	6,069
Noncontrolling interests	136	136
Total equity	7,631	6,205
Total liabilities, redeemable noncontrolling interest and equity	$24,109	$23,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$1,935	$596
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	7	(126)
Bad debt expense	4	68
Depreciation, depletion and amortization	317	323
Share-based compensation expense	46	47
Deferred income tax expense (benefit)	(263)	51
(Gain) loss on sale of investments and property, plant and equipment	(416)	(19)
Other, net	(105)	89
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(785)	(237)
Inventories	(771)	(1,679)
Secured advances to suppliers	(42)	(296)
Trade accounts payable	1,268	260
Advances on sales	(129)	(119)
Net unrealized (gains) losses on derivative contracts	559	173
Margin deposits	280	(360)
Marketable securities	(95)	98
Beneficial interest in securitized trade receivables	(3,621)	(1,178)
Other, net	169	181
Cash provided by (used for) operating activities	(1,642)	(2,128)
INVESTING ACTIVITIES
Payments made for capital expenditures	(239)	(230)
Proceeds from investments	171	270
Payments for investments	(217)	(293)
Settlements of net investment hedges	(29)	67
Proceeds from beneficial interest in securitized trade receivables	3,432	1,164
Payments for beneficial interest in securitized trade receivables	(177)	—
Proceeds from disposals of businesses and property, plant and equipment	646	15
Proceeds from sale of investments in affiliates	11	—
Payments for investments in affiliates	(46)	(14)
Other, net	10	1
Cash provided by (used for) investing activities	3,562	980
FINANCING ACTIVITIES
Proceeds from short-term debt	24,157	24,635
Repayments of short-term debt	(25,798)	(23,952)
Proceeds from long-term debt	998	2,381
Repayments of long-term debt	—	(1,585)
Proceeds from the exercise of options for common shares	72	2
Repurchases of common shares	(100)	(100)
Dividends paid to common and preference shareholders	(240)	(237)
Dividends paid to noncontrolling interest	(75)	—
Acquisition of noncontrolling interest	(147)	—
Other, net	(33)	(15)
Cash provided by (used for) financing activities	(1,166)	1,129
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(79)	5
Net increase (decrease) in cash and cash equivalents and restricted cash	675	(14)
Cash and cash equivalents and restricted cash - beginning of period	381	322
Cash and cash equivalents and restricted cash - end of period	$1,056	$308
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2021	$483	6,899,683	$690	141,714,847	$1	$5,512	$8,259	$(6,258)	$(1,020)	$147	$7,331
Net income (loss)	2	—	—	—	—	—	653	—	—	(6)	647
Other comprehensive income (loss)	(11)	—	—	—	—	—	—	(178)	—	—	(178)
Dividends on common shares, $0.525 per share	—	—	—	—	—	—	(74)	—	—	—	(74)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	(71)	—	—	—	—	—	—	—	—	(2)	(2)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Share-based compensation expense	—	—	—	—	—	17	—	—	—	—	17
Repurchase of common shares	—	—	—	(1,298,384)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	21,775	—	1	—	—	—	—	1
Balance, September 30, 2021	$403	6,899,683	$690	140,438,238	$1	$5,530	$8,830	$(6,436)	$(1,120)	$136	$7,631

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2020	$397	6,899,683	$690	139,640,018	$1	$5,356	$6,581	$(6,515)	$(1,020)	$116	5,209
Net income (loss)	1	—	—	—	—	—	262	—	—	4	266
Other comprehensive income (loss)	17	—	—	—	—	—	—	11	—	7	18
Redemption value adjustment	(12)	—	—	—	—	—	12	—	—	—	12
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(70)	—	—	—	(70)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(6)	(6)
Acquisition of noncontrolling interest	—	—	—	—	—	—	7	—	—	3	10
Share-based compensation expense	—	—	—	—	—	20	—	—	—	—	20
Issuance of common shares, including stock dividends	—	—	—	5,526	—	—	—	—	—	—	—
Balance, September 30, 2020	$403	6,899,683	$690	139,645,544	$1	$5,376	$6,784	$(6,504)	$(1,020)	$124	$5,451

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2021	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205
Net income (loss)	81	—	—	—	—	—	1,847	—	—	7	1,854
Other comprehensive income (loss)	(23)	—	—	—	—	—	—	(190)	—	—	(190)
Dividends on common shares, $1.55 per share	—	—	—	—	—	—	(221)	—	—	—	(221)
Dividends on preference shares, $3.65625 per share	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	(71)	—	—	—	—	—	—	—	—	(4)	(4)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(3)	—	—	—	(3)
Disposition of noncontrolling interest in a subsidiary	1	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	46	—	—	—	—	46
Repurchase of common shares	—	—	—	(1,298,384)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	1,946,384	—	76	(4)	—	—	—	72
Balance, September 30, 2021	$403	6,899,683	$690	140,438,238	$1	$5,530	$8,830	$(6,436)	$(1,120)	$136	$7,631

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2020	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030
Net income (loss)	(8)	—	—	—	—	—	594	—	—	10	604
Other comprehensive income (loss)	16	—	—	—	—	—	—	(880)	—	4	(876)
Redemption value adjustment	(2)	—	—	—	—	—	2	—	—	—	2
Dividends on common shares, $1.50 per share	—	—	—	—	—	—	(212)	—	—	—	(212)
Dividends on preference shares, $3.65625 per share	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(10)	(10)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(10)	—	—	3	(7)
Share-based compensation expense	—	—	—	—	—	47	—	—	—	—	47
Repurchase of common shares	—	—	—	(2,546,000)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	378,402	—	—	(2)	—	—	—	(2)
Balance, September 30, 2020	$403	6,899,683	$690	139,645,544	$1	$5,376	$6,784	$(6,504)	$(1,020)	$124	$5,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited (“Bunge” or the "Company"), its subsidiaries and variable interest entities (“VIEs”) in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2020 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, forming part of Bunge’s 2020 Annual Report on Form 10-K filed with the SEC on February 19, 2021.
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
Effective July 1, 2021, the Company changed its reporting of certain income tax assets and liabilities to report such assets and liabilities within Corporate and Other rather than within its reportable segments, as further described in Note 20- Segment Information. Corresponding prior period amounts have been reclassified to conform to current period classification.
Effective January 1, 2021, the Company changed its segment reporting to align with its new value chain operational structure, as further described in Note 20- Segment Information. Corresponding prior period amounts have been reclassified to conform to current period classification.
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

(US$ in millions)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$1,033	$291
Restricted cash included in other current assets	23	17
Total	$1,056	$308
Cash paid for taxes, which primarily comprises income tax and value added tax, net of refunds, was $309 million and $204 million for the nine months ended September 30, 2021 and 2020, respectively. Cash paid for interest expense was $231 million and $94 million for the nine months ended September 30, 2021 and 2020, respectively.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, with subsequent updates through ASU 2021-01, which collectively provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and is to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. In March 2021, the Financial Conduct Authority ("FCA") announced that most LIBOR settings will be discontinued after December 31, 2021 except for certain USD LIBOR settings which will continue through to June 30, 2023. In September 2021, the FCA further announced that it will require the LIBOR benchmark administrator to publish sterling and Japanese yen LIBOR settings under a synthetic methodology based on term risk-free rates for the duration of 2022. These synthetic LIBOR settings will be available only for use in legacy contracts and are not for use in new business.
Bunge has utilized the relief provided by Topic 848 to ensure financial reporting results reflect the intended continuation of such contracts and arrangements during the period of the market-wide transition to alternative reference rates. The expedients allow an eligible modified contract to be accounted for and presented as a continuation of the existing contract.
The Company has identified its LIBOR-based contracts that will be impacted by the cessation of LIBOR and is actively working with counterparties to incorporate fallback language in negotiated contracts, in addition to incorporating non-LIBOR reference rate and fallback language, when applicable, in new contracts to prepare for these changes. The evaluation and modification of contracts is ongoing. The Company continues to evaluate the impacts of this standard on its condensed consolidated financial statements.
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

3.    ACQUISITIONS AND DISPOSITIONS
Mexico Wheat Milling Disposition
On October 12, 2021, Bunge entered into an agreement to sell substantially all of its wheat milling business in Mexico in exchange for cash proceeds approximately equal to the book value of Property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital to be transferred upon closing. Additionally, cumulative translation adjustments, among other items, related to the disposal group will result in a corresponding loss on sale of approximately $160 million to $170 million to be recognized in Cost of goods sold in the fourth quarter of 2021. The agreement is subject to customary closing conditions.

US Grain Disposition
On April 21, 2020, Bunge announced that it had entered into an agreement to sell a portfolio of interior grain elevators located in the United States. On July 9, 2021, the transaction closed in accordance with the terms of the agreement. Upon closing, Bunge received cash proceeds of $298 million in consideration for the book value of property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital transferred on the date of closing, resulting in a gain on sale of $158 million recognized in Other income (expense) - net, in the three and nine month periods ended September 30, 2021. The transaction remains subject to final customary closing adjustments.
Rotterdam Oils Refinery Disposition
On November 4, 2020, Bunge announced that its Bunge Loders Croklaan joint venture had entered into an agreement to sell its oil refinery located in Rotterdam, Netherlands. Bunge is leasing back the facility from the buyer in a phased transition through 2024 so that it can continue to supply its customers with its products. The transaction, accounted for as an asset sale, closed during the first quarter of 2021. The Company recorded a gain of $219 million on the sale, which was recorded within Other income (expense) - net, on the condensed consolidated statement of income for the nine months ended September 30, 2021.

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
            As of September 30, 2021 and December 31, 2020, time deposits and LCs of $6,165 million and $4,715 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At September 30, 2021 and December 31, 2020, time deposits, including those presented on a net basis, carried weighted-average interest rates of 1.11% and 1.87%, respectively. During the nine months ended September 30, 2021 and 2020, total net proceeds from issuances of LCs were $5,379 million and $3,839 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in LIBOR for a period of up to 365 days. Bunge’s payment obligation, included in Other current liabilities, to financial institutions as part of the trade structured finance activities, including any unrealized gain or loss on changes in LIBOR, is not significant as of September 30, 2021 and December 31, 2020. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 are included in Note 12- Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and nine months ended September 30, 2021 and 2020.

5.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
    Bunge establishes an allowance for lifetime expected credit losses utilizing an aging schedule for each pool of trade accounts receivable. The risk characteristics for each individual receivable were homogenous across the pool of trade accounts receivable and the determination of pools was sufficiently granular to address any differences in risk characteristics. Any receivables that did not share similar risk characteristics were separated into different pools for further analysis. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Specifically, in establishing appropriate default rates as of September 30, 2021, the Company took into consideration expected impacts on its customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on the condensed consolidated financial statements.
    Bunge records and reports accrued interest receivable within the same line item as the related receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.
Changes to the allowance for lifetime expected credit losses related to trade accounts receivable were as follows:

	Nine Months Ended September 30, 2021
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2021	$93	$51	$144
Current period provisions	25	—	25
Recoveries	(20)	(1)	(21)
Write-offs charged against the allowance	(3)	—	(3)
Foreign exchange translation differences	(2)	(2)	(4)
Allowance as of September 30, 2021	$93	$48	$141

(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

	Nine Months Ended September 30, 2020
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2020	$108	$65	$173
Current period provisions(2)	55	—	55
Recoveries	(31)	(2)	(33)
Write-offs charged against the allowance	(24)	—	(24)
Foreign exchange translation differences	(9)	(13)	(22)
Allowance as of September 30, 2020(2)	$99	$50	$149
(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.
(2)     In addition to the above mentioned prior period provisions associated with lifetime expected credit losses, in 2020 the Company was engaged in collection proceedings with a customer in relation to an historical outstanding account receivable. During the nine months ended September 30, 2020, Bunge recorded a $51 million bad debt reserve, within Selling, general and administrative expenses, as well as a $15 million legal provision, within Other income/expense – net, in its condensed consolidated statements of income in relation to the matter. There was no impact to the condensed consolidated statement of income for the three months ended September 30, 2020.

Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the “Program”) with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers that provides for funding of up to $800 million against receivables sold into the Program. However, Bunge may from time to time, with the consent of the administrative agent, request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments in an amount not to exceed $200 million pursuant to an accordion provision. On October 6, 2021, Bunge partially exercised the accordion provision and the total commitment was increased by $125 million to $925 million.

On May 17, 2021, Bunge and certain of its subsidiaries renewed and amended the Program. As a result, the Program terminates on May 17, 2031. However, each committed purchaser's commitment to purchase trade receivables under the Program will terminate on May 17, 2024, unless extended for an additional period in accordance with the terms of the receivables transfer agreement.

(US$ in millions)	September 30, 2021	December 31, 2020
Receivables sold that were derecognized from Bunge's condensed consolidated balance sheet	$1,347	$969
Deferred purchase price included in Other current assets(1)	$544	$177
(1)    Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price (the “DPP”), included in Other current assets in the consolidated balance sheets (see Note 7- Other Current Assets). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program were $3 million and $5 million at September 30, 2021 and December 31, 2020, respectively.

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2021	2020
Gross receivables sold	$10,658	$7,663
Proceeds received in cash related to transfer of receivables	$10,015	$7,452
Cash collections from customers on receivables previously sold	$10,061	$6,662
Discounts related to gross receivables sold included in Selling, general and administrative expense	$6	$8

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

(US$ in millions)	September 30, 2021	December 31, 2020
Agribusiness (1)	$6,618	$6,019
Refined and Specialty Oils (2)	1,102	885
Milling (3)	294	268
Total	$8,014	$7,172

(1)    Includes RMI of $6,248 million and $5,735 million at September 30, 2021 and December 31, 2020, respectively.  Of these amounts, $4,956 million and $4,369 million can be attributable to merchandising activities at September 30, 2021 and December 31, 2020, respectively. Assets held for sale includes RMI of zero and $365 million at September 30, 2021 and December 31, 2020, respectively.
(2)    Includes RMI of $231 million and $174 million at September 30, 2021 and December 31, 2020, respectively.
(3)    Includes RMI of $26 million and $52 million at September 30, 2021 and December 31, 2020, respectively.

7.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2021	December 31, 2020
Unrealized gains on derivative contracts, at fair value	$2,032	$3,555
Prepaid commodity purchase contracts (1)	252	174
Secured advances to suppliers, net (2)	318	380
Recoverable taxes, net	319	385
Margin deposits	538	817
Marketable securities and other short-term investments(4)	451	346
Deferred purchase price receivable(3)	544	177
Income taxes receivable	55	27
Prepaid expenses	323	231
Restricted cash	23	29
Other	201	147
Total	$5,056	$6,268
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing activities. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $4 million at September 30, 2021 and $2 million at December 31, 2020.
    Interest earned on secured advances to suppliers of $5 million and $6 million for the three months ended September 30, 2021 and 2020, respectively, and $18 million and $24 million for the nine months ended September 30, 2021 and 2020, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Deferred purchase price receivable represents additional credit support for the investment conduits in the Company’s trade receivables securitization program (see Note 5- Trade Accounts Receivable and Trade Receivable Securitization Program).
(4)    Marketable securities and other short-term investments - The Company invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	September 30, 2021	December 31, 2020
Foreign government securities	$231	$207
Corporate debt securities	154	136
Equity securities	50	—
Other	16	3
Total	$451	$346
    As of September 30, 2021 and December 31, 2020, $431 million and $343 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate their fair values. For the three months ended September 30, 2021 and 2020, unrealized gains of $42 million and $4 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, unrealized gains of $60 million and $16 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at September 30, 2021 and 2020.

8.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2021	December 31, 2020
Recoverable taxes, net (1)	$59	$115
Judicial deposits (1)	94	72
Other long-term receivables, net	12	12
Income taxes receivable	133	150
Long-term investments (2)	160	136
Affiliate loans receivable	16	15
Long-term receivables from farmers in Brazil, net (1)	33	38
Unrealized gains on derivative contracts, at fair value	56	111
Other	93	97
Total	$656	$746
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    As of September 30, 2021 and December 31, 2020, $12 million and $12 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $16 million and $17 million at September 30, 2021 and December 31, 2020, respectively.
Judicial deposits - Judicial deposits are funds the Company has placed on deposit with the courts in Brazil. These funds are held in judicial escrow relating to certain legal proceedings pending resolution and bear interest at the Selic rate, which is the benchmark rate of the Brazilian central bank.
Income taxes receivable - Income taxes receivable include overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be primarily used for the settlement of future income tax obligations. Income taxes receivable in Brazil bear interest at the Selic rate.
Long-term investments - Long-term investments primarily comprise Bunge's noncontrolling equity investments in growth stage agribusiness and food companies held by Bunge Ventures.

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
The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2021 and the year ended December 31, 2020 was $119 million and $132 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2021		December 31, 2020
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$57	$49	$73	$60
Renegotiated amounts	6	5	6	3
For which no allowance has been provided:
Legal collection process (1)	21	—	22	—
Renegotiated amounts (2)	1	—	—	—
Other long-term receivables (3)	2	—	—	—
Total	$87	$54	$101	$63
(1)    All amounts in legal collection processes are considered past due upon initiation of legal action.
(2)    These renegotiated amounts are current on repayment terms.
(3)    New advances expected to be realized through farmer commitments to deliver agricultural commodities in crop periods greater than twelve months from the balance sheet date. Such advances are reclassified from non-current assets to current assets in later periods depending on the expected date of their realization.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Nine Months Ended September 30,
(US$ in millions)	2021	2020
Beginning balance	$63	$96
Bad debt provisions	2	5
Recoveries	(4)	(11)
Write-offs	(4)	—
Transfers	(1)	—
Foreign exchange translation	(2)	(27)
Ending balance	$54	$63

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
    Income tax expense for the three and nine months ended September 30, 2021 was $92 million and $334 million, respectively. Income tax expense for the three and nine months ended September 30, 2020 was $38 million and $151 million, respectively. The effective tax rate for the three and nine months ended September 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to favorable earnings mix and incentives in South and North America. The effective tax rate for the three and nine months ended September 30, 2020, was lower than the U.S. statutory rate of 21% primarily due to the release of valuation allowances in Europe and Asia.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2021	December 31, 2020
Unrealized losses on derivative contracts, at fair value	$2,277	$3,226
Accrued liabilities	721	652
Advances on sales (1)	276	406
Payables for purchase of shares (2)	—	149
Income tax payable	211	55
Other	337	352
Total	$3,822	$4,840
(1)    The Company records Advances on sales when cash payments are received, or invoices are issued in advance of the Company’s performance, and recognizes revenue once the related performance obligation is completed. Advances on sales is impacted by the seasonality of our business, including the timing of harvests in the northern and southern hemispheres, and amounts at each balance sheet date will generally be recognized in earnings within twelve months or less.
(2)    On December 9, 2020, Bunge filed an unconditional tender offer to acquire all of the shares Bunge did not own in Z.T. Kruszwica S.A. Accordingly, the Company recognized a liability for the fair value of the publicly listed shares not owned at December 31, 2020. The tender offer process was completed in the first quarter of 2021.

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

    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2021				December 31, 2020
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories(1) (Note 6)	$—	$6,203	$302	$6,505	$—	$6,118	$208	$6,326
Trade accounts receivable (2)	—	—	—	—	—	5	—	5
Unrealized gain on derivative contracts (3):
Interest rate	—	65	—	65	—	100	—	100
Foreign exchange	—	315	—	315	3	531	—	534
Commodities	134	1,196	56	1,386	191	2,783	63	3,037
Freight	206	6	—	212	14	—	—	14
Energy	105	1	—	106	44	—	—	44
Credit	—	4	—	4	—	—	—	—
Other (4)	67	392	—	459	15	352	—	367
Total assets	$512	$8,182	$358	$9,052	$267	$9,889	$271	$10,427
Liabilities:
Trade accounts payable (5)	$—	$604	$51	$655	$—	$285	$9	$294
Unrealized loss on derivative contracts (6):
Interest rate	—	32	—	32	—	15	—	15
Foreign exchange	—	383	—	383	—	701	—	701
Commodities	183	1,327	60	1,570	232	2,187	71	2,490
Freight	248	—	—	248	16	—	—	16
Energy	72	1	—	73	12	—	—	12
Total liabilities	$503	$2,347	$111	$2,961	$260	$3,188	$80	$3,528
(1)     At September 30, 2021 and December 31, 2020, RMI totaling zero and $365 million, respectively, were included in Assets held for sale.
(2)     These receivables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(3)     Unrealized gains on derivative contracts are generally included in Other current assets. There were $56 million and $111 million included in Other non-current assets at September 30, 2021 and December 31, 2020, respectively. There were zero and $63 million included in Assets held for sale at September 30, 2021 and December 31, 2020, respectively.
(4)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(5)    These payables are hybrid financial instruments for which the Company has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business. At September 30, 2021 and December 31, 2020, there were zero and $40 million, respectively, included in Liabilities held for sale.
(6)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $28 million and $7 million included in Other non-current liabilities at September 30, 2021 and December 31, 2020, respectively. There were zero and $2 million included in Liabilities held for sale at September 30, 2021 and December 31, 2020, respectively.
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
    The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021 and 2020. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended September 30, 2021
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, July 1, 2021	$492	$(20)	$(92)	$380
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	87	10	7	104
Purchases	596	—	(13)	583
Sales	(1,011)	—	—	(1,011)
Issuances	—	—	—	—
Settlements	—	—	36	36
Transfers into Level 3	349	8	(24)	333
Transfers out of Level 3	(211)	(2)	35	(178)
Balance, September 30, 2021	$302	$(4)	$(51)	$247

(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $84 million, $15 million and $7 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2021.

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
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $174 million, $(37) million and $2 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2020.

	Nine Months Ended September 30, 2021
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2021	$208	$(8)	$(9)	$191
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	356	30	15	401
Purchases	1,670	3	(238)	1,435
Sales	(2,866)	—	—	(2,866)
Issuances	—	(2)	—	(2)
Settlements	—	(49)	209	160
Transfers into Level 3	1,248	(17)	(212)	1,019
Transfers out of Level 3	(314)	39	184	(91)
Balance, September 30, 2021	$302	$(4)	$(51)	$247
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $347 million, $(19) million and $15 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2021.

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
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $334 million, $(33) million and $15 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2020.

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
    Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2021. Of the amount currently in Accumulated other comprehensive income (loss), $4 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	September 30, 2021	December 31, 2020	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$3,740	$2,465	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$30	$92	$ Notional
Interest rate swap	$3,726	$2,382	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$274	$297	$ Notional
Cross currency swap	$274	$297	$ Notional

Cash flow hedges of currency risk
Foreign currency forward	$12	$182	$ Notional
Foreign currency option	$39	$90	$ Notional

Net investment hedges
Foreign currency forward	$1,355	$1,875	$ Notional
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
    The Company may also enter into other derivatives, including credit default swaps and equity derivatives to manage its exposure to credit risk and broader macroeconomic risks, respectively. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
    The table below summarizes the volume of economic derivatives as of September 30, 2021 and December 31, 2020. For those contracts traded bilaterally through the OTC markets (e.g., forwards, forward rate agreements ("FRA"), swaps, and variable interests rate obligations), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	September 30,		December 31,
	2021		2020		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$1,791	$(1,943)	$1,989	$(1,418)	$ Notional
FRAs	$—	$—	$1,216	$(805)	$ Notional
Currency
Forwards	$14,033	$(14,813)	$11,272	$(13,171)	$ Notional
Swaps	$562	$(510)	$422	$(413)	$ Notional
Futures	$14	$—	$—	$(55)	$ Notional
Options	$86	$(75)	$100	$(142)	Delta
Agricultural commodities
Forwards	35,140,835	(29,994,625)	38,332,313	(39,743,593)	Metric Tons
Swaps	7,348	(5,896,696)	—	(1,700,972)	Metric Tons
Futures	—	(709,252)	—	(11,422,365)	Metric Tons
Options	137,405	(763,548)	—	(280,240)	Metric Tons
Ocean freight
FFA	16,783	(22,386)	3,055	—	Hire Days
FFA options	567	—	—	—	Hire Days
Natural gas
Swaps	574,408	—	1,040,284	—	MMBtus
Futures	3,000,000	—	7,210,000	—	MMBtus
Energy - other
Swaps	754,301	(532,541)	413,542	—	Metric Tons
Electricity
Swaps	670,973	(256,949)	—	—	Mwh
Other
Swaps and futures	$—	$(323)	$30	$(30)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
    The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(US$ in millions)		2021	2020
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$1	$(4)

Cost of goods sold
Economic hedges	Foreign currency	$(207)	$(344)
	Commodities	242	(403)
	Other (1)	(84)	51
Total Cost of goods sold		$(49)	$(696)

Interest expense
Hedge accounting	Interest rate	$8	$6
Total Interest expense		$8	$6

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(3)	$13
Economic hedges	Foreign currency	68	35
Total Foreign exchange gains (losses)		$65	$48

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$1	$(1)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period (2)		$(5)	$(4)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$52	$47
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$—	$(40)

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(1)	$3
(1)    Other includes the results from freight, energy and other derivatives.
(2)    Includes $(5) million and $(20) million Bunge share of other comprehensive income (loss) related to cash flow hedges associated with the Company's equity investment in BP Bunge Bioenergia for the three months ended September 30, 2021 and 2020, respectively.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Nine months ended September 30,
(US$ in millions)		2021	2020
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$2	$(10)

Cost of goods sold
Economic hedges	Foreign currency	$(23)	$(1,459)
	Commodities	(1,494)	583
	Other (1)	175	9
Total Cost of goods sold		$(1,342)	$(867)

Interest expense
Hedge accounting	Interest rate	$21	$8
Total Interest expense		$21	$8

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(20)	$23
Economic hedges	Foreign currency	1	(202)
Total Foreign exchange gains (losses)		$(19)	$(179)

Other income (expense)
Economic hedges	Interest rate	$1	$—
Total Other income/(expense)		$1	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(1)	$(1)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period (2)		$(2)	$(21)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(6)	$100
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$—	$(37)

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(3)	$5
(1)    Other includes the results from freight, energy and other derivatives.
(2)    Includes $(42) million and $(10) million Bunge share of other comprehensive income (loss) related to cash flow hedges associated with the Company's equity investment in BP Bunge Bioenergia for the nine months ended September 30, 2021 and 2020, respectively.

13.    DEBT
Bunge’s commercial paper program is supported by an identical amount of committed back-up bank credit lines (the “Liquidity Facility”) provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At September 30, 2021, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility, and at December 31, 2020, $549 million of borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is Bunge's only revolving credit facility that requires lenders to maintain minimum credit ratings. On July 16, 2021, Bunge amended and extended the Liquidity Facility to July 16, 2026.
Bunge's unsecured $1,250 million 364-day Revolving Credit Agreement (the “$1.25 Billion Credit Agreement”) with a group of lenders, comprising a $1,000 million tranche (“Tranche A”) and a $250 million tranche (“Tranche B”), was scheduled to mature on October 21, 2021. On July 16, 2021, Bunge entered into an unsecured $1,000 million 364-day Revolving Credit Agreement (the “$1 Billion Credit Agreement”), with a group of lenders, maturing on July 15, 2022. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total participations under the $1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1 Billion Credit Agreement. The $1 Billion Credit Agreement replaces the existing $1.25 Billion Credit Agreement. Bunge had no borrowings outstanding at September 30, 2021 under the $1 Billion Credit Agreement.
Bunge's unsecured committed $1,100 million five-year syndicated revolving credit agreement (the “$1.1 Billion Credit Agreement”) with certain lenders party thereto, was scheduled to mature on December 14, 2023. On July 16, 2021, Bunge entered into an unsecured committed $1.35 Billion 5-year Revolving Credit Agreement (the “$1.35 Billion Credit Agreement”) with a group of lenders, maturing July 16, 2026. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by an aggregate amount up to $200 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1.35 Billion Credit Agreement. The $1.35 Billion Credit Agreement replaces the existing $1.1 Billion Credit Agreement. Bunge had no borrowings outstanding at September 30, 2021 under the $1.35 Billion Credit Agreement.
Bunge had no borrowings outstanding at September 30, 2021 under its $1,750 million unsecured committed syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2022 (the “$1.75 Billion 2022 Facility”). Borrowings under the $1.75 Billion 2022 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of Bunge's senior long-term unsecured debt. The applicable margin is also subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. Bunge also pays a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the $1.75 Billion 2022 Facility. Bunge may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.75 Billion 2022 Facility by up to $250 million pursuant to an accordion provision.
Bunge had no borrowings outstanding at September 30, 2021 under its unsecured $865 million revolving credit facility, maturing September 6, 2022 (the “$865 Million 2022 Facility”). Borrowings under the $865 Million 2022 Facility bear interest at LIBOR plus an applicable margin based on the credit ratings of Bunge's senior long-term unsecured debt, as defined in the $865 Million 2022 Facility.
On February 23, 2021, Bunge entered into an unsecured committed $375 million 364-day Revolving Credit Agreement (the “$375 Million Credit Agreement”) with a lender. The $375 Million Credit Agreement bears interest at LIBOR plus an applicable margin, as defined in the $375 Million Credit Agreement, and was scheduled to mature on February 22, 2022. On July 16, 2021, the Company terminated the $375 Million Credit Agreement.
At September 30, 2021, Bunge had total committed revolving credit facilities of $5,565 million with a number of financial institutions, of which $5,565 million was unused and available. At December 31, 2020, Bunge had total committed revolving credit facilities of $5,565 million with a number of financial institutions, of which $4,072 million was unused and available.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At September 30, 2021 and December 31, 2020 there were no borrowings and $550 million borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $902 million and $785 million in short-term borrowings outstanding under local bank lines of credit at September 30, 2021 and December 31, 2020, respectively, to support working capital requirements.

On February 25, 2021, Bunge entered into an unsecured syndicated $250 million 364-day term loan (the “$250 Million Term Loan”) with a group of lenders. The $250 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $250 Million Term Loan. The $250 Million Term Loan matures on February 24, 2022 and was fully drawn as of September 30, 2021.
On February 23, 2021, Bunge entered into an unsecured $125 million 364-day term loan (the “$125 Million Term Loan”) with a lender. The $125 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $125 Million Term Loan. The $125 Million Term Loan was scheduled to mature on February 22, 2022. On July 16, 2021, Bunge prepaid the outstanding balance of the $125 Million Term Loan.
    The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2021		December 31, 2020
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$5,324	$5,567	$4,460	$4,646
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

14.    RELATED PARTY TRANSACTIONS
    Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 6% or less of total Cost of goods sold for the three and nine months ended September 30, 2021 and 2020. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three and nine months ended September 30, 2021 and 2020.
    In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. For the three and nine months ended September 30, 2021 and 2020, such services were not material to the Company's consolidated results.
    At September 30, 2021 and December 31, 2020, receivables related to the above related party transactions comprised approximately 3% or less of total Trade accounts receivable. At September 30, 2021 and December 31, 2020, payables related to the above related party transactions comprised approximately 5% or less of total Trade accounts payable.
    Bunge believes all transaction values to be similar to those that would be conducted with third parties.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2020. Included in Other non-current liabilities at September 30, 2021 and December 31, 2020 are the following amounts related to these matters:

(US$ in millions)	September 30, 2021	December 31, 2020
Non-income tax claims	$17	$20
Labor claims	71	54
Civil and other claims	95	96
Total	$183	$170
Brazil Indirect Taxes
Non-income tax claims - These tax claims relate to ongoing claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS).
    On October 8, 2020, the Company was notified that the Brazilian Federal Court of Appeal ruled in favor of the Company in a case against Brazilian tax authorities regarding the right to exclude the value of ICMS from the PIS/COFINS tax basis. The ruling allowed the Company the right to recover amounts unduly paid from August 2009 through December 2020. As a result of the favorable decision, Bunge recorded a pre-tax benefit of R$260 million (approximately $49 million) primarily in the fourth quarter of 2020 for the recovery of taxes, recognized in Net sales, consistent with how the expense was originally incurred. Realization of these benefits occurred through income tax credits applied to the Company's second quarter of 2021 Brazil federal tax liability.
As of September 30, 2021, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	September 30, 2021	December 31, 2020
ICMS	1990 to Present	$201	$191
PIS/COFINS	2004 through 2016	$267	$208
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
Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2021:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$262
Residual value guarantee (2)	261
Other guarantees	7
Total	$530
(1)    Bunge has issued financial and performance guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings and have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. Certain Bunge subsidiaries have guaranteed the obligations of certain of their affiliates and in connection therewith have secured their guarantee obligations through a pledge of certain of their affiliate's shares plus loans receivable from the affiliates to the financial institutions in the event that the guaranteed obligations are enforced. Based on amounts drawn under such debt facilities at September 30, 2021, Bunge's potential liability was $218 million, and has recorded a $9 million obligation related to these guarantees, inclusive of expected lifetime credit losses, which are determined based on historical financial information and are not expected to be material.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2021 through 2028. At September 30, 2021, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. (“BNA”), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.
In addition, Bunge Limited has provided full and unconditional parent level guarantees of the outstanding indebtedness under certain credit facilities entered into, and senior notes issued, by its 100% owned subsidiaries. At September 30, 2021, Bunge’s condensed consolidated balance sheet includes debt with a carrying amount of $5,862 million related to these guarantees. This debt includes the senior notes issued by two of Bunge’s 100% owned finance subsidiaries, Bunge Limited Finance Corp. and Bunge Finance Europe, B.V. There are largely no restrictions on the ability of Bunge Limited Finance Corp. and Bunge Finance Europe B.V. or any other Bunge subsidiary to transfer funds to Bunge Limited.

16.    OTHER NON-CURRENT LIABILITIES

(US$ in millions)	September 30, 2021	December 31, 2020
Labor, legal and other provisions	$188	$175
Pension and post-retirement obligations	271	276
Uncertain income tax positions (1)	55	50
Unrealized losses on derivative contracts, at fair value (2)	29	7
Other	114	149
Total	$657	$657

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
    The Company classifies these redeemable equity securities outside of permanent stockholders’ equity as the equity securities are redeemable at the option of the holder. The carrying amount of redeemable noncontrolling interests ("RNCI") is the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss, equity capital contributions and distributions or (ii) the redemption value. Any resulting increases in the redemption amount, in excess of the initial carrying amount, increased or decreased for the noncontrolling interests’ share of net income or loss, equity capital contributions and distributions, are affected via a charge against Retained earnings. Additionally, any such charges to Retained earnings will affect Net income (loss) available to Bunge common shareholders as part of Bunge's calculation of earnings per common share.

18.    EQUITY
Share repurchase program — In May 2015, Bunge established a program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. Under this program, 1,298,384 common shares were repurchased for $100 million during the three and nine month periods ended September 30, 2021. There were no shares repurchased under this program during the three months ended September 30, 2020, and 2,546,000 common shares were repurchased for $100 million during the nine months ended September 30, 2020. Total repurchases under the program from its inception in May 2015 through September 30, 2021 were 8,551,824 shares for $500 million, thereby completing the program.
Effective October 25, 2021, Bunge's Board of Directors approved a new program for the repurchase of up to $500 million of its issued and outstanding common shares. The program has no expiration date.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2021	$(5,771)	$(311)	$(176)	$(6,258)
Other comprehensive income (loss) before reclassifications	(222)	43	2	(177)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, September 30, 2021	$(5,993)	$(269)	$(174)	$(6,436)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2020	$(6,209)	$(117)	$(189)	$(6,515)
Other comprehensive income (loss) before reclassifications	26	(17)	—	9
Amount reclassified from accumulated other comprehensive income (loss)	—	3	(1)	2
Balance, September 30, 2020	$(6,183)	$(131)	$(190)	$(6,504)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(5,857)	$(215)	$(174)	$(6,246)
Other comprehensive income (loss) before reclassifications	(136)	(51)	—	(187)
Amount reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Balance, September 30, 2021	$(5,993)	$(269)	$(174)	$(6,436)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2020	$(5,263)	$(170)	$(191)	$(5,624)
Other comprehensive income (loss) before reclassifications	(920)	37	—	(883)
Amount reclassified from accumulated other comprehensive income (loss)	—	2	1	3
Balance, September 30, 2020	$(6,183)	$(131)	$(190)	$(6,504)

19.    EARNINGS PER COMMON SHARE
    The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2021	2020	2021	2020
Net income (loss)	$649	$267	$1,935	$596
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	4	(5)	(88)	(2)
Net income (loss) attributable to Bunge	653	262	1,847	594
Convertible preference share dividends	(8)	(8)	(25)	(25)
Adjustment of redeemable noncontrolling interest (1)	—	12	—	2
Net income (loss) available to Bunge common shareholders - Basic	$645	$266	1,822	571
Add back convertible preference share dividends	8	8	25	25
Net income (loss) available to Bunge common shareholders - Diluted	$653	$274	$1,847	$596

Weighted-average number of common shares outstanding:
Basic	141,433,651	139,642,937	141,108,272	141,024,572
Effect of dilutive shares:
—stock options and awards (2)	2,308,535	273,474	2,422,293	217,333
—convertible preference shares	8,796,406	8,633,573	8,796,406	8,633,573
Diluted	152,538,592	148,549,984	152,326,971	149,875,478

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$4.56	$1.90	$12.91	$4.05
Net income (loss) attributable to Bunge common shareholders—diluted	$4.28	$1.84	$12.12	$3.98
(1)    The redemption value adjustment of the Company's redeemable noncontrolling interest is added to or deducted from income (loss) as discussed further in Note 17- Redeemable Noncontrolling Interest.
(2)    The weighted-average common shares outstanding-diluted excludes approximately 2 million and 6 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended September 30, 2021 and 2020, respectively.
The weighted-average common shares outstanding-diluted excludes approximately 2 million and 6 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the nine months ended September 30, 2021 and 2020, respectively.

20.    SEGMENT INFORMATION
Effective January 1, 2021, the Company changed its reporting segments to align with its new value chain operational structure. Additionally, effective July 1, 2021, the Company changed its reporting of certain income tax assets and liabilities to report such assets and liabilities within Corporate and Other rather than within the reportable segments in its new value chain operational structure.
Prior period amounts have been reclassified to conform to current presentation for these changes in reporting. See Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies.
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
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities and securitization program, as well as certain income tax assets and liabilities.
Transfers between segments are generally valued at market. Segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended September 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$9,868	$3,648	$530	$69	$2	$—	$14,117
Inter–segment revenues	2,200	86	6	—	—	(2,292)	—
Cost of goods sold	(9,277)	(3,430)	(460)	(67)	(21)	—	(13,255)
Gross profit	591	218	70	2	(19)	—	862
Selling, general and administrative expenses	(118)	(83)	(25)	—	(101)	—	(327)
Foreign exchange gains (losses)	(30)	(1)	(2)	—	(3)	—	(36)
EBIT attributable to noncontrolling interests (1)	5	(2)	—	—	2	—	5
Other income (expense) - net	181	(2)	—	—	41	—	220
Income (loss) from affiliates	10	—	—	51	(1)	—	60
Total Segment EBIT (2)	639	130	43	53	(81)	—	784
Depreciation, depletion and amortization	52	36	10	—	7	—	105
Total assets	16,177	4,091	1,352	207	2,282	—	24,109

	Three Months Ended September 30, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$7,290	$2,432	$388	$49	$—	$—	$10,159
Inter–segment revenues	1,279	90	227	1	—	(1,597)	—
Cost of goods sold	(6,917)	(2,254)	(338)	(44)	(4)	—	(9,557)
Gross profit	373	178	50	5	(4)	—	602
Selling, general and administrative expenses	(145)	(96)	(24)	—	(87)	—	(352)
Foreign exchange gains (losses)	59	(2)	1	—	(4)	—	54
EBIT attributable to noncontrolling interests (1)	(2)	(3)	—	—	—	—	(5)
Other income (expense) - net	15	(1)	—	—	3	—	17
Income (loss) from affiliates	17	—	(1)	19	—	—	35
Total Segment EBIT (2)	317	76	26	24	(92)	—	351
Depreciation, depletion and amortization	51	38	11	—	6	—	106
Total assets	14,833	3,401	1,184	144	1,199	—	20,761

	Nine Months Ended September 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$31,312	$9,572	$1,392	$190	$3	$—	$42,469
Inter–segment revenues	$5,711	$313	$114	$—	$—	$(6,138)	$—
Cost of goods sold	(29,425)	(8,924)	(1,231)	(187)	(28)	—	(39,795)
Gross profit	1,887	648	161	3	(25)	—	2,674
Selling, general and administrative expenses	(313)	(259)	(73)	(1)	(250)	—	(896)
Foreign exchange gains (losses)	(1)	1	(2)	—	(9)	—	(11)
EBIT attributable to noncontrolling interests (1)	(6)	(85)	(1)	—	2	—	(90)
Other income (expense) - net	227	236	—	1	55	—	519
Income (loss) from affiliates	44	—	—	89	—	—	133
Total Segment EBIT (2)	1,838	541	85	92	(227)	—	2,329
Depreciation, depletion and amortization	154	111	31	—	21	—	317
Total assets	16,177	4,091	1,352	207	2,282	—	24,109

	Nine Months Ended September 30, 2020
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$20,597	$6,887	$1,185	$125	$—	$—	$28,794
Inter–segment revenues	3,748	183	232	1	—	(4,164)	—
Cost of goods sold	(19,319)	(6,434)	(1,036)	(118)	(6)	—	(26,913)
Gross profit	1,278	453	149	7	(6)	—	1,881
Selling, general and administrative expenses	(365)	(279)	(77)	—	(272)	—	(993)
Foreign exchange gains (losses)	78	—	—	—	(3)	—	75
EBIT attributable to noncontrolling interests (1)	(7)	3	(1)	—	—	—	(5)
Other income (expense) - net	39	(3)	(1)	—	2	—	37
Income (loss) from affiliates	46	—	(1)	(121)	—	—	(76)
Total Segment EBIT (2)	1,069	174	69	(114)	(279)	—	919
Depreciation, depletion and amortization	158	112	34	—	19	—	323
Total assets	14,833	3,401	1,184	144	1,199	—	20,761
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
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2021	2020	2021	2020
Net income (loss) attributable to Bunge	$653	$262	$1,847	$594
Interest income	(19)	(5)	(34)	(18)
Interest expense	57	56	184	195
Income tax expense (benefit)	92	38	334	151
Noncontrolling interests' share of interest and tax	1	—	(2)	(3)
Total Segment EBIT from continuing operations	$784	$351	$2,329	$919
The Company’s Net sales comprise sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). The following tables provide a disaggregation of Net sales to external customers between sales from contracts with customers and sales from other arrangements:

	Three Months Ended September 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$9,081	$296	$—	$67	$—	$9,444
Sales from contracts with customers	787	3,352	530	2	2	4,673
Net sales to external customers	$9,868	$3,648	$530	$69	$2	$14,117

	Three Months Ended September 30, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$6,888	$561	$(9)	$47	$—	$7,487
Sales from contracts with customers	402	1,871	397	2	—	2,672
Net sales to external customers	$7,290	$2,432	$388	$49	$—	$10,159

	Nine Months Ended September 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$29,568	$725	$—	$186	$—	$30,479
Sales from contracts with customers	1,744	8,847	1,392	4	3	11,990
Net sales to external customers	$31,312	$9,572	$1,392	$190	$3	$42,469

	Nine Months Ended September 30, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$19,583	$1,550	$21	$117	$—	$21,271
Sales from contracts with customers	1,014	5,337	1,164	8	—	7,523
Net sales to external customers	$20,597	$6,887	$1,185	$125	$—	$28,794

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2021 Overview
You should refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to “Item 9A, Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2020 and to “Item 4, Controls and Procedures” in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 for a discussion of our internal controls over financial reporting.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended September 30, 2021, Net income attributable to Bunge was $653 million, an increase of $391 million compared to $262 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Net income attributable to Bunge was $1,847 million, an increase of $1,253 million, compared to Net income attributable to Bunge of $594 million for the nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2021 was due to higher Segment EBIT in our Core and Non-core segments, which are further discussed in the Segment Overview & Results of Operations section below.
Earnings Per Common Share - Diluted - For the three months ended September 30, 2021, Net income attributable to Bunge common shareholders, diluted, was $4.28 per share, an increase of $2.44 per share, compared to income of $1.84 per share for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Net income attributable to Bunge common shareholders, diluted, was $12.12 per share, an increase of $8.14 per share, compared to income of $3.98 per share for the nine months ended September 30, 2020.
EBIT - For the three months ended September 30, 2021, Total Segment EBIT was $784 million, an increase of $433 million compared to Total Segment EBIT of $351 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Total Segment EBIT was $2,329 million, an increase of $1,410 million, compared to Total Segment EBIT of $919 million for the nine months ended September 30, 2020. The increase in Total Segment EBIT for the three and nine months ended September 30, 2021 was due to higher Segment EBIT in our Core and Non-core segments, which are further discussed in the Segment Overview & Results of Operations section below.

Income Tax (Expense) Benefit - Income tax expense was $92 million for the three months ended September 30, 2021 compared to income tax expense of $38 million for the three months ended September 30, 2020. Income tax expense was $334 million for the nine months ended September 30, 2021 compared to income tax expense of $151 million for the nine months ended September 30, 2020. The increase in income tax expense for the three and nine months ended September 30, 2021 was primarily due to higher pretax income, partially offset by a lower estimated effective tax rate for 2021.
Liquidity and Capital Resources – At September 30, 2021, working capital, which equals Total current assets less Total current liabilities, was $6,775 million, an increase of $2,206 million, compared to working capital of $4,569 million at September 30, 2020, and an increase of $1,579 million, compared to working capital of $5,196 million at December 31, 2020. The increases in working capital are primarily due to higher commodity prices on readily marketable inventory ("RMI") as well as a decrease in Short-term debt at September 30, 2021.
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
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities and securitization program, as well as certain income tax assets and liabilities.
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2021	2020	2021	2020
Net income (loss) attributable to Bunge	$653	$262	$1,847	$594
Interest income	(19)	(5)	(34)	(18)
Interest expense	57	56	184	195
Income tax expense (benefit)	92	38	334	151
Noncontrolling interests' share of interest and tax	1	—	(2)	(3)
Total Segment EBIT	$784	$351	$2,329	$919
Agribusiness Segment EBIT	639	317	1,838	1,069
Refined and Specialty Oils Segment EBIT	130	76	541	174
Milling Segment EBIT	43	26	85	69
Core Segment EBIT	812	419	2,464	1,312
Corporate and Other EBIT	(81)	(92)	(227)	(279)
Sugar and Bioenergy Segment EBIT	53	24	92	(114)
Non Core Segment EBIT	53	24	92	(114)
Total Segment EBIT	$784	$351	$2,329	$919

Core Segments

Agribusiness Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Volumes (in thousand metric tons)	30,486	36,319	106,375	107,269
Net sales	$9,868	$7,290	$31,312	$20,597
Cost of goods sold	(9,277)	(6,917)	(29,425)	(19,319)
Gross profit	591	373	1,887	1,278
Selling, general and administrative expense	(118)	(145)	(313)	(365)
Foreign exchange gains (losses)	(30)	59	(1)	78
EBIT attributable to noncontrolling interests	5	(2)	(6)	(7)
Other income (expense) – net	181	15	227	39
Income (loss) from affiliates	10	17	44	46
Total Agribusiness Segment EBIT	$639	$317	$1,838	$1,069

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Agribusiness segment Net sales increased by $2,578 million, or 35%, to $9,868 million for the three months ended September 30, 2021, compared to $7,290 million for the three months ended September 30, 2020. The increase was primarily due to the following:
•In Processing, Net sales increased $1,305 million primarily due to significantly higher average sales prices in our soybean processing businesses in all regions, driven by higher commodity prices, and significantly higher average sales prices in our European softseed processing businesses. The above increases were partially offset by lower sales volumes, primarily in North America due to lower available soybean and canola supplies, as well as in South America due to lower levels of farmer selling in the current year.
•In Merchandising, Net sales increased $1,273 million due to significantly higher average sales prices in our global corn, wheat and oil business due to higher commodity prices, and strong execution in our ocean freight business. The above increases were partially offset by lower volumes, primarily in our global corn business due to decreased farmer selling in South America, as well as the completion of the sale of a portfolio of interior United States grain elevators early in the current quarter.
Cost of goods sold increased by $2,360 million, or 34%, to $9,277 million for the three months ended September 30, 2021 compared to $6,917 million for the three months ended September 30, 2020. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased by $1,222 million due to the higher sales activity and related commodity prices noted above, including unfavorable mark-to-market results in our processing businesses in all regions in the current year period.
•In Merchandising, Cost of goods sold increased by $1,138 million due to the higher sales activity and related commodity prices noted above, partially offset by favorable mark-to-market results, primarily in our ocean freight and global oils businesses.
Gross profit increased by $218 million, or 58%, to $591 million for the three months ended September 30, 2021, compared to $373 million for the three months ended September 30, 2020. The net increase was primarily due to the following:
•In Processing, an increase of $83 million was due to higher Net sales in excess of higher Cost of goods sold, as described above.

•In Merchandising, an increase of $135 million was due to higher Net sales in excess of higher Cost of goods sold, as described above.
Selling, general and administrative ("SG&A") expenses decreased by $27 million, or 19%, to $118 million for the three months ended September 30, 2021, compared to $145 million for the three months ended September 30, 2020. The decrease is driven by favorable currency movements, primarily from the weakening of the Brazilian real, along with the allocation of a higher portion of variable incentive costs to Corporate and Other activities in the current year.
Other income (expense) - net increased $166 million, to income of $181 million for the three months ended September 30, 2021, compared to income of $15 million for the three months ended September 30, 2020. The increase is primarily due to a $158 million gain resulting from the sale of the interior grain elevators located in the United States in the current quarter.
Income (loss) from affiliates decreased $7 million, to income of $10 million for the three months ended September 30, 2021, compared to income of $17 million for the three months ended September 30, 2020. The decrease is primarily due to lower results from our investment in Terminal 6 S.A. and Terminal 6 Industrial S.A., a port facility in Argentina, and in our investment in Vietnam Agribusiness Holdings, an oilseed processing business in Vietnam, primarily driven by unfavorable mark-to-market results.
Segment EBIT increased $322 million, or 102%, to $639 million for the three months ended September 30, 2021, compared to $317 million for the three months ended September 30, 2020. The net increase was primarily due to the following:
•In Processing, an increase of $63 million was primarily due to higher Gross profit, lower SG&A and higher Other income (expense) - net, as described above.
•In Merchandising, an increase of $259 million was primarily due to higher Gross profit, lower SG&A and higher Other income (expense) - net, as described above.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Agribusiness segment Net sales increased by $10,715 million, or 52%, to $31,312 million for the nine months ended September 30, 2021, compared to $20,597 million for the nine months ended September 30, 2020. The increase was primarily due to the following:
•In Processing, Net sales increased $5,502 million primarily due to significantly higher average sales prices in our soybean processing businesses in all regions due to higher commodity prices, and significantly higher average sales prices in our European softseed processing business. The above increases were partially offset by slightly lower volumes in most key regions.
•In Merchandising, Net sales increased $5,213 million due to significantly higher average sales prices, primarily in our global corn and global oil businesses, due to higher commodity prices, as well higher sales volumes in our global wheat and global oil businesses due to high export demand.
Cost of goods sold increased by $10,106 million, or 52%, to $29,425 million for the nine months ended September 30, 2021 compared to $19,319 million for the nine months ended September 30, 2020. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased by $4,955 million due to the higher sales activity and related commodity prices noted above, partially offset by favorable mark-to-market results in our global soybean processing businesses.
•In Merchandising, Cost of goods sold increased by $5,151 million due to the higher sales and related commodity prices activity noted above, as well as unfavorable mark-to-market results, primarily in our ocean freight business.
Gross profit increased by $609 million, or 48%, to $1,887 million for the nine months ended September 30, 2021, compared to $1,278 million for the nine months ended September 30, 2020. The net increase was primarily due to the following:
•In Processing, an increase of $547 million was due to higher Net sales in excess of higher Cost of goods sold, as described above.

•In Merchandising, an increase of $62 million was due to higher Net sales in excess of higher Cost of goods sold, as described above.
SG&A expenses decreased $52 million, or 14%, to $313 million for the nine months ended September 30, 2021, compared to $365 million for the nine months ended September 30, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other activities in the current year.
Other income (expense) - net increased $188 million, to income of $227 million for the nine months ended September 30, 2021, compared to income of $39 million for the nine months ended September 30, 2020. The increase is primarily due to a $158 million gain resulting on the sale of the interior grain elevators located in the United States.
Segment EBIT increased $769 million, or 72%, to $1,838 million for the nine months ended September 30, 2021, compared to $1,069 million for the nine months ended September 30, 2020. The net increase was primarily due to the following:
•In Processing, an increase of $536 million was primarily due to higher Gross profit, lower SG&A and higher Other income (expense) - net, as described above.
•In Merchandising, an increase of $233 million was primarily due to higher Gross profit, lower SG&A and higher Other income (expense) - net, as described above.

Refined and Specialty Oils Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Volumes (in thousand metric tons)	2,390	2,475	6,841	7,115
Net sales	$3,648	$2,432	$9,572	$6,887
Cost of goods sold	(3,430)	(2,254)	(8,924)	(6,434)
Gross profit	218	178	648	453
Selling, general and administrative expense	(83)	(96)	(259)	(279)
Foreign exchange gains (losses)	(1)	(2)	1	—
EBIT attributable to noncontrolling interests	(2)	(3)	(85)	3
Other income (expense) – net	(2)	(1)	236	(3)
Income (loss) from affiliates	—	—	—	—
Total Refined and Specialty Oils Segment EBIT	$130	$76	$541	$174

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Refined and Specialty Oils segment Net sales increased $1,216 million, or 50%, to $3,648 million for the three months ended September 30, 2021, compared to $2,432 million for the three months ended September 30, 2020, primarily due to significantly higher average selling prices in all regions, driven by higher commodity prices due to strong demand from renewable diesel in North America, as well as food services across all regions.
Cost of goods sold increased $1,176 million, or 52%, to $3,430 million for the three months ended September 30, 2021, compared to $2,254 million for the three months ended September 30, 2020. The increase in Cost of goods sold was in line with the increase in Net sales and related to higher raw material commodity prices in the current year, in addition to unfavorable mark-to-market results, partially offset by slightly lower overall volumes.
Gross profit for the three months ended September 30, 2021 increased $40 million, or 22%, to $218 million, compared to $178 million for the three months ended September 30, 2020. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, as described above.
SG&A expenses decreased $13 million, or 14%, to $83 million for the three months ended September 30, 2021, compared to $96 million the three months ended September 30, 2020. The decrease is driven by favorable currency movements, primarily from the weakening of the Brazilian real along with the allocation of a higher portion of variable incentive costs to Corporate and Other activities in the current year.
Segment EBIT increased $54 million, or 71%, to $130 million for the three months ended September 30, 2021, compared to $76 million for the three months ended September 30, 2020. The increase was primarily due to higher Gross profit and by lower SG&A, as described above.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Refined and Specialty Oils segment Net sales increased $2,685 million, or 39%, to $9,572 million for the nine months ended September 30, 2021, compared to $6,887 million for the nine months ended September 30, 2020, primarily due to significantly higher average selling prices in North America and Europe, driven by strong demand for renewable diesel and food services. The above increases were partially offset by lower overall volumes, primarily in our South American operations due to stay-at-home orders associated with COVID-19 earlier in the current year, as well as the sale of our Brazilian margarine and mayonnaise assets in the fourth quarter of 2020.
Cost of goods sold increased $2,490 million, or 39%, to $8,924 million for the nine months ended September 30, 2021, compared to $6,434 million for the nine months ended September 30, 2020. The increase in Cost of goods sold was due to higher raw material commodity prices in the current year and unfavorable mark-to-market results, partially offset by lower overall volumes as described under Net sales above.
Gross profit for the nine months ended September 30, 2021 increased $195 million, or 43%, to $648 million, compared to $453 million for the nine months ended September 30, 2020. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, as described above.
SG&A expenses decreased $20 million, or 7%, to $259 million for the nine months ended September 30, 2021, compared to $279 million for the nine months ended September 30, 2020, primarily due to higher bad debt expense recorded in the prior year, favorable currency movements, primarily from the weakening of the Brazilian real, and the allocation of a higher portion of variable incentive costs to Corporate and Other activities in the current year.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased by $88 million to an expense of $85 million for the nine months ended September 30, 2021, compared to income of $3 million for the nine months ended September 30, 2020. The expense for the current year is primarily due to improved results in Bunge Loders Croklaan, including the noncontrolling interest share of the gain on sale of our Rotterdam oils refinery.
Other income (expense), net was income of $236 million for the nine months ended September 30, 2021, compared to expense of $3 million for the nine months ended September 30, 2020. Current period income was primarily due to a $219 million gain, which includes the amount attributable to noncontrolling interest, resulting on the sale of our Rotterdam oils refinery, as well as a $19 million gain on the sale of a Mexican oils packaging facility.
Segment EBIT increased $367 million, or 211%, to $541 million for the nine months ended September 30, 2021, compared to $174 million for the nine months ended September 30, 2020. The increase was due to higher Gross profit and Other income (expense), net, and lower SG&A, partially offset by EBIT attributable to noncontrolling interests, as described above.

Milling Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Volumes (in thousand metric tons)	1,542	1,231	4,789	4,430
Net sales	$530	$388	$1,392	$1,185
Cost of goods sold	(460)	(338)	(1,231)	(1,036)
Gross profit	70	50	161	149
Selling, general and administrative expense	(25)	(24)	(73)	(77)
Foreign exchange gains (losses)	(2)	1	(2)	—
EBIT attributable to noncontrolling interests	—	—	(1)	(1)
Other income (expense) – net	—	—	—	(1)
Income (loss) from affiliates	—	(1)	—	(1)
Total Milling Segment EBIT	$43	$26	$85	$69

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Milling segment Net sales increased $142 million, or 37%, to $530 million for the three months ended September 30, 2021, compared to $388 million for the three months ended September 30, 2020. The increase was primarily due to higher volumes and prices in our South American wheat milling business and higher prices in our North American corn milling and Mexican wheat milling businesses, partially offset by lower volumes in North America due to lower domestic demand and the sale of our rice business in the prior year.
Cost of goods sold increased $122 million, or 36%, to $460 million for the three months ended September 30, 2021, compared to $338 million for the three months ended September 30, 2020. The increase was in line with the increase in Net sales described above, partially offset by favorable mark-to-market results.
Gross profit increased $20 million, or 40%, to $70 million for the three months ended September 30, 2021, compared to $50 million for the three months ended September 30, 2020. The increase was due to higher volumes in our South American wheat milling business and higher prices in our Mexican wheat milling and North American corn milling businesses.
SG&A expenses increased $1 million, or 4%, to $25 million for the three months ended September 30, 2021, compared to $24 million for the three months ended September 30, 2020. Although there was a decrease due to a higher portion of variable incentive costs being allocated to Corporate and Other, there were multiple offsetting SG&A expenses which resulted in an overall increase.
Segment EBIT increased $17 million, or 65%, to $43 million for the three months ended September 30, 2021, compared to $26 million for the three months ended September 30, 2020. The increase was primarily due to higher gross profit as described above.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Milling segment Net sales increased $207 million, or 17%, to $1,392 million for the nine months ended September 30, 2021, compared to $1,185 million for the nine months ended September 30, 2020. The increase was primarily due to higher average sales prices and volumes in our South American and Mexican wheat milling businesses, partially offset by lower volumes in North America due to the sale of our rice milling business in the prior year.
Cost of goods sold increased $195 million, or 19%, to $1,231 million for the nine months ended September 30, 2021, compared to $1,036 million for the nine months ended September 30, 2020. The increase was primarily driven by the volume increases in our South American and Mexican wheat milling businesses noted above, in addition to higher raw material wheat prices in South America and Mexico, and higher corn prices in North America, partially offset by lower volumes in North America resulting from the prior year sale of our rice business and favorable mark-to-market results.

Gross profit increased $12 million, or 8%, to $161 million for the nine months ended September 30, 2021, compared to $149 million for the nine months ended September 30, 2020. The increase was primarily due to the increase in Net sales in excess of the increase in Cost of goods sold, as described above.
SG&A expenses decreased $4 million, or 5%, to $73 million for the nine months ended September 30, 2021, compared to $77 million for the nine months ended September 30, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other.
Segment EBIT increased $16 million, or 23%, to $85 million for the nine months ended September 30, 2021, compared to $69 million for the nine months ended September 30, 2020. The increase was due to higher gross profit and lower SG&A, as described above.

Corporate and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Net sales	$2	$—	$3	$—
Cost of goods sold	(21)	(4)	(28)	(6)
Gross profit	(19)	(4)	(25)	(6)
Selling, general and administrative expense	(101)	(87)	(250)	(272)
Foreign exchange gains (losses)	(3)	(4)	(9)	(3)
EBIT attributable to noncontrolling interests	2	—	2	—
Other income (expense) – net	41	3	55	2
Income (loss) from affiliates	(1)	—	—	—
Total Corporate and Other	$(81)	$(92)	$(227)	$(279)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Segment EBIT increased $11 million, or 12%, to a loss of $81 million for the three months ended September 30, 2021, compared to a loss of $92 million for the three months ended September 30, 2020. The improved result is primarily due to our corporate venture capital unit's activities, which benefited from a mark-to-market gain on the initial public offering of one of its investments during the period, partially offset by higher variable incentive costs in the current year period.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Segment EBIT increased $52 million, or 19%, to a loss of $227 million for the nine months ended September 30, 2021, compared to a loss of $279 million for the nine months ended September 30, 2020. The improved result is primarily due to our corporate venture capital unit's activities, which benefited from a mark-to-market gain on the initial public offering of one of its investments during the period, as well as a bad debt reserve and related legal provision in relation to a disputed account receivable balance deemed uncollectible in the prior year, partially offset by higher variable incentive costs in the current year.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2021	2020	2021	2020
Volumes (in thousand metric tons)	91	95	291	244
Net sales	$69	$49	$190	$125
Cost of goods sold	(67)	(44)	(187)	(118)
Gross profit	2	5	3	7
Selling, general and administrative expense	—	—	(1)	—
Foreign exchange gains (losses)	—	—	—	—
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	—	—	1	—
Income (loss) from affiliates	51	19	89	(121)
Total Sugar and Bioenergy Segment EBIT	$53	$24	$92	$(114)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Segment EBIT increased $29 million, or 121%, to $53 million for the three months ended September 30, 2021, compared to $24 million for the three months ended September 30, 2020. The increase is due to more favorable results from our investment in BP Bunge Bioenergia, driven by higher ethanol volumes and higher average sales prices in the current period.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Segment EBIT increased $206 million, or 181%, to income of $92 million for the nine months ended September 30, 2021, compared to a loss of $114 million for the nine months ended September 30, 2020. The increase is due to more favorable results from our investment in BP Bunge Bioenergia, driven by higher sugar and ethanol volumes and higher average sugar and ethanol sales prices in the current period, as well as a significant foreign exchange loss on U.S. dollar denominated debt due to a large depreciation in the Brazilian real in the prior year period.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2021	2020	2021	2020
Interest income	$19	$5	$34	$18
Interest expense	(57)	(56)	(184)	(195)

Interest income was $19 million for the three months ended September 30, 2021, compared to $5 million for the three months ended September 30, 2020. Interest expense increased by $1 million, to $57 million for the three months ended September 30, 2021, compared to $56 million for the three months ended September 30, 2020. The decrease in net interest expense was due to increased Interest income for the three months ended September 30, 2021, primarily driven by the resolution of an historical value added tax matter.
Interest income was $34 million for the nine months ended September 30, 2021, compared to $18 million for the nine months ended September 30, 2020. Interest expense decreased by $11 million, to $184 million for the nine months ended September 30, 2021, compared to $195 million for the nine months ended September 30, 2020. The decrease in net interest expense was due to was due to lower variable interest rates in the nine months ended September 30, 2021 as well as increased Interest income for the nine months ended September 30, 2021, primarily driven by the resolution of an historical value added tax matter.

Liquidity and Capital Resources
Our main financial objectives are to prudently manage financial risks, ensure consistent access to liquidity and minimize cost of capital in order to efficiently finance our business and maintain balance sheet strength. We generally finance our ongoing operations with cash flows generated from operations, issuances of commercial paper, borrowings under various bilateral and syndicated revolving credit facilities, term loans, and proceeds from the issuance of senior notes. Acquisitions and long-lived assets are generally financed with a combination of equity and long-term debt.
Working Capital

	As of
US$ in millions, except current ratio	September 30, 2021	September 30, 2020	December 31, 2020
Cash and cash equivalents	$1,033	$291	$352
Trade accounts receivable, net	2,431	1,623	1,717
Inventories	8,014	6,463	7,172
Other current assets(1)	5,056	5,124	6,940
Total current assets	$16,534	$13,501	$16,181
Short-term debt	$1,151	$1,610	$2,828
Current portion of long-term debt	510	509	8
Trade accounts payable	3,944	2,708	2,636
Current operating lease obligations	332	233	235
Other current liabilities(2)	3,822	3,872	5,278
Total current liabilities	$9,759	$8,932	$10,985
Working capital(3)	$6,775	$4,569	$5,196
Current ratio(4)	1.69	1.51	1.47
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities.
(4)    Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $6,775 million at September 30, 2021, an increase of $1,579 million, or 30%, from working capital of $5,196 million at December 31, 2020, and an increase of $2,206 million, or 48% from working capital of $4,569 million at September 30, 2020.
Cash and Cash Equivalents - Cash and cash equivalents were $1,033 million at September 30, 2021, an increase of $681 million from $352 million at December 31, 2020 and an increase of $742 million from $291 million at September 30, 2020. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits with highly-rated financial institutions and in U.S. government securities.
Trade accounts receivable, net - Trade accounts receivable, net were $2,431 million at September 30, 2021, an increase of $714 million from $1,717 million at December 31, 2020 and an increase of $808 million from $1,623 million at September 30, 2020. The increases from December 31, 2020 and September 30, 2020 were primarily due to increased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above.
Inventories - Inventories were $8,014 million at September 30, 2021, an increase of $842 million from $7,172 million at December 31, 2020 and an increase of $1,551 million from $6,463 million at September 30, 2020. The increases from both comparative periods were primarily related to higher average commodity prices at the end of the current period.
RMI comprises agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $6,505 million, $5,961 million and $5,354 at September 30, 2021,

December 31, 2020 and September 30, 2020, respectively (see Note 6- Inventories, to our condensed consolidated financial statements).
Other current assets - Other current assets were $5,056 million at September 30, 2021, a decrease of $1,884 million from $6,940 million at December 31, 2020 and a decrease of $68 million from $5,124 million at September 30, 2020. The decrease from December 31, 2020 was primarily due to lower unrealized gains on derivative contracts, lower margin deposits, as well as the sales of our Rotterdam oils facility and our United States interior grain elevators during the nine month period ended September 30, 2021, which were classified as held for sale at December 31, 2020. The decrease from September 30, 2020 was primarily due to lower unrealized gains on derivative contracts and a decrease in Assets held for sale related to the completion of the sale of our United States interior grain elevators, partially offset by an increase in the deferred purchase price receivable balance related to increased sales into our trade receivables securitization program.
Short-term debt - Short-term debt, including the current portion of long-term debt, was $1,661 million at September 30, 2021, a decrease of $1,175 million from $2,836 million at December 31, 2020 and a decrease of $458 million from $2,119 million at September 30, 2020. The lower short-term debt levels at September 30, 2021 compared to December 31, 2020 and September 30, 2020 were driven by a $1 billion long-term bond issuance in the second quarter of 2021, as discussed below, from which a portion of the proceeds were used to pay down short-term debt.
Trade accounts payable - Trade accounts payable were $3,944 million at September 30, 2021, an increase of $1,308 million from $2,636 million at December 31, 2020 and an increase of $1,236 million from $2,708 million at September 30, 2020. The increases in Trade accounts payable from December 31, 2020 and September 30, 2020 were primarily due to higher average inventory purchase volumes and prices during the current period.
Other current liabilities - Other current liabilities were $3,822 million at September 30, 2021, a decrease of $1,456 million from $5,278 million at December 31, 2020 and a decrease of $50 million from $3,872 million at September 30, 2020. The decrease from December 31, 2020 was primarily due to lower unrealized losses on derivative contracts, as well as the sale of our United States interior grain elevators, which was classified as held for sale, and a payment to acquire the noncontrolling equity interests in our Z.T. Kruszwica S.A. subsidiary in Europe during the nine months ended September 30, 2021 (see Note 10- Other Current Liabilities to our condensed consolidated financial statements). The decrease from September 30, 2020 was primarily due to the sale of our United States interior grain elevators and a payment to acquire the noncontrolling equity interests in our Z.T. Kruszwica S.A. subsidiary, partially offset by higher unrealized losses on derivative contracts.
Debt
Financing Arrangements and Outstanding Indebtedness - We conduct most of our financing activities through a centralized financing structure that provides the Company with efficient access to debt and capital markets. This structure includes a master trust, the primary assets of which consist of intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited’s 100% owned finance subsidiaries, including Bunge Limited Finance Corp., Bunge Finance Europe B.V., and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.
    Revolving Credit Facilities - At September 30, 2021, we had $5,565 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, of which $5,565 million was unused and available. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities	Maturities	September 30, 2021	September 30, 2021	December 31, 2020
Commercial paper	2026	$600	$—	$549
Revolving credit facilities	2022 - 2026	4,965	—	944
Total		$5,565	$—	$1,493

Our commercial paper program is supported by committed back-up bank credit lines (the “Liquidity Facility”) equal to the amount of the commercial paper program provided by financial institutions that are required to be rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuance under our commercial paper program. At September 30, 2021, no borrowings were outstanding under the commercial paper program and no borrowings were outstanding under the Liquidity Facility. The Liquidity Facility is our only revolving credit facility that requires lenders to maintain minimum credit ratings. On July 16, 2021, we amended and extended the Liquidity Facility to July 16, 2026.
Our unsecured $1,250 million 364-day Revolving Credit Agreement (the “$1.25 Billion Credit Agreement”) with a group of lenders, comprising a $1,000 million tranche (“Tranche A”) and a $250 million tranche (“Tranche B”), was scheduled to mature on October 21, 2021. On July 16, 2021, we entered into an unsecured $1 billion 364-day Revolving Credit Agreement (the “$1 Billion Credit Agreement”), with a group of lenders scheduled to mature on July 15, 2022. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total participations under the $1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1 Billion Credit Agreement. The $1 Billion Credit Agreement replaces the existing $1.25 Billion Credit Agreement. We had no borrowings outstanding at September 30, 2021 under the $1 Billion Credit Agreement.
Our unsecured committed $1,100 million five-year syndicated revolving credit agreement (the “$1.1 Billion Credit Agreement”) with certain lenders party thereto, was scheduled to mature on December 14, 2023. On July 16, 2021, we entered into an unsecured committed $1.35 billion 5-year Revolving Credit Agreement (“$1.35 Billion Credit Agreement”) maturing on July 16, 2026. We may, from time to time, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by up to $200 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1.35 Billion Credit Agreement. The $1.35 Billion Credit Agreement replaces the existing $1.1 Billion Credit Agreement. We had no borrowings outstanding at September 30, 2021 under the $1.35 Billion Credit Agreement.
We had no borrowings outstanding at September 30, 2021 under our $1,750 million unsecured committed syndicated revolving credit facility with certain lenders party thereto maturing December 12, 2022 (the “$1.75 Billion 2022 Facility”). Borrowings under the $1.75 Billion 2022 Facility bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30% per annum, based on the credit ratings of our senior long-term unsecured debt. The applicable margin is also subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. We also pay a fee that varies from 0.10% to 0.40% per annum, based on the utilization of the $1.75 Billion 2022 Facility. We may, from time to time, with the consent of the facility agent, request one or more of the existing lenders or new lenders to increase the total commitments under the $1.75 Billion 2022 Facility by up to $250 million pursuant to an accordion provision.
    We had no borrowings outstanding at September 30, 2021 under our unsecured committed $865 million revolving credit facility, maturing September 6, 2022 (the “$865 Million 2022 Facility”). Borrowings under the $865 Million 2022 Facility bear interest at LIBOR plus an applicable margin based on the credit ratings of our senior long-term unsecured debt.
On February 23, 2021, we entered into an unsecured committed $375 million 364-day Revolving Credit Agreement (the “$375 Million Credit Agreement”) with a lender. The $375 Million Credit Agreement will bear interest at LIBOR plus an applicable margin, as defined in the $375 Million Credit Agreement. The $375 Million Credit Agreement was scheduled to mature on February 22, 2022. On July 16, 2021, we terminated the $375 Million Credit Agreement.
In addition to committed credit facilities, from time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At September 30, 2021, there were no borrowings outstanding under these bilateral short-term credit lines.
Short and long-term debt - Our short and long-term debt decreased by $813 million, or 11.2%, to $6,475 million at September 30, 2021, from $7,288 million at December 31, 2020, primarily due to increased cash generated from operations, excluding beneficial interests in securitized trade receivables. For the nine months ended September 30, 2021, our average short and long-term debt outstanding was approximately $7,455 million, compared to approximately $5,715 million for the nine months ended September 30, 2020. Our long-term debt balance, including the current portion of long-term debt, was $5,324 million at September 30, 2021, compared to $4,460 million at December 31, 2020, an increase of $864 million, or 19.4%.
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
On February 25, 2021, we entered into an unsecured syndicated $250 million 364-day term loan (the “$250 Million Term Loan”) with a group of lenders. The $250 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $250 Million Term Loan agreement. The $250 Million Term Loan matures on February 24, 2022 and was fully drawn as of September 30, 2021.
On February 23, 2021, we entered into an unsecured $125 million 364-day term loan (the “$125 Million Term Loan”) with a lender. The $125 Million Term Loan bears interest at LIBOR plus an applicable margin, as defined in the $125 Million Term Loan agreement. The $125 Million Term Loan was scheduled to mature on February 22, 2022. On July 16, 2021, we prepaid the outstanding balance of the $125 Million Term Loan.
The following table summarizes our short-term debt at September 30, 2021.

(US$ in millions)	Outstanding Balance at September 30, 2021	Weighted Average Interest Rate at September 30, 2021	Highest Balance Outstanding During Quarter Ended September 30, 2021	Average Balance During Quarter Ended September 30, 2021	Weighted Average Interest Rate During Quarter Ended September 30, 2021
Bank borrowings (1)	$1,151	4.58%	$1,826	$1,474	3.39%
Commercial paper	—	—%	—	—	—%
Total	$1,151		$1,826	$1,474

(1)    Includes $401 million of local currency bank borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 11.02% as of September 30, 2021.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	September 30, 2021	December 31, 2020
Short-term debt: (1)
Short-term debt (2)	$1,151	$2,828
Current portion of long-term debt	510	8
Total short-term debt	1,661	2,836

Long-term debt (3):
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A)	274	297
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.00% Senior Notes due 2022	400	399
1.85% Senior Notes due 2023 - Euro	926	982
4.35% Senior Notes due 2024	597	597
1.63% Senior Notes due 2025	596	595
3.25% Senior Notes due 2026	697	696
3.75% Senior Notes due 2027	596	595
2.75% Senior Notes due 2031	989	—
Other	160	210
Subtotal	5,324	4,460
Less: Current portion of long-term debt	(510)	(8)
Total long-term debt	4,814	4,452
Total debt	$6,475	$7,288

(1)    Includes secured debt of $17 million and $1 million at September 30, 2021 and December 31, 2020, respectively.
(2)    Includes $401 million and $558 million of local currency bank borrowings in certain Central and Eastern European, South American and Asia-Pacific countries at a weighted average interest rate of 11.02% and 24.54% as of September 30, 2021 and December 31, 2020, respectively.
(3)    Includes secured debt of $21 million and $5 million at September 30, 2021 and December 31, 2020, respectively.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2021 were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Stable
Moody’s	P-1	Baa2	Stable
Fitch (2)		BBB-	Stable

(1)    Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
(2)    On October 8, 2021, Fitch upgraded Bunge's Long-term debt rating to BBB.

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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2021.

Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2021	December 31, 2020
Equity:
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,530	5,408
Retained earnings	8,830	7,236
Accumulated other comprehensive income (loss)	(6,436)	(6,246)
Treasury shares, at cost - 2021 - 16,726,697 shares, and 2020 - 15,428,313 shares	(1,120)	(1,020)
Total Bunge shareholders’ equity	7,495	6,069
Noncontrolling interest	136	136
Total equity	$7,631	$6,205
Total Bunge shareholders’ equity was $7,495 million at September 30, 2021, compared to $6,069 million at December 31, 2020, an increase of $1,426 million. The increase during the nine months ended September 30, 2021 was primarily due to $1,847 million of Net income attributable to Bunge and $76 million from the issuance of common shares under our share based compensation programs, partially offset by $190 million of translation losses, and $221 million and $25 million of declared dividends to common and preferred shareholders, respectively.
As of September 30, 2021, we had 6,899,683 of 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, which will be adjusted for any accumulated and unpaid dividends. The convertible perpetual preference shares carry an annual dividend of $4.875 per share, payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited’s common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder’s option, at any time into 1.2749 Bunge Limited common shares, based on the conversion price of $78.4346 per share, subject to certain additional anti-dilution adjustments (which represents 8,796,406 Bunge Limited common shares at September 30, 2021). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
Share repurchase program - In May 2015, we established a program for the repurchase of up to $500 million of our issued and outstanding common shares. Under this program, 1,298,384 common shares were repurchased for $100 million during the three and nine month periods ended September 30, 2021. There were no shares repurchased under this program during the three months ended September 30, 2020, and 2,546,000 common shares were repurchased for $100 million during the nine months ended September 30, 2020. Total repurchases under the program from its inception in May 2015 through September 30, 2021 were 8,551,824 shares for $500 million, thereby completing the program.
Effective October 25, 2021, our Board of Directors approved a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date.

Cash Flows

	Nine months ended
US$ in millions	September 30, 2021	September 30, 2020
Cash provided by (used for) operating activities	$(1,642)	$(2,128)
Cash provided by (used for) investing activities	3,562	980
Cash provided by (used for) financing activities	(1,166)	1,129
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(79)	5
Net increase (decrease) in cash and cash equivalents and restricted cash	$675	$(14)
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
For the nine months ended September 30, 2021, our cash and cash equivalents and restricted cash increased by $675 million, compared to a decrease of $14 million for the nine months ended September 30, 2020.
Operating: Cash used for operating activities was $1,642 million for the nine months ended September 30, 2021, a decrease of $486 million, compared to $2,128 million for the nine months ended September 30, 2020. The decrease in cash used was primarily due to higher Net income, partially offset by higher working capital funding requirements and increased beneficial interest in securitized trade receivables driven by higher commodity prices during the nine months ended September 30, 2021.

	Nine months ended
US$ in millions	September 30, 2021	September 30, 2020
Cash provided by (used for) operating activities	$(1,642)	$(2,128)
Net proceeds from beneficial interest in securitized trade receivables	3,255	1,164
Cash provided by (used for) operating activities, adjusted	$1,613	$(964)

Cash provided by (used for) operating activities, adjusted for net proceeds from beneficial interests in securitized trade receivables was cash provided of $1,613 million for the nine months ended September 30, 2021, compared to cash used of $964 million for the nine months ended September 30, 2020. The change was primarily due to higher Net income in addition to higher Proceeds from beneficial interests in securitized trade receivables, partially offset by higher working capital funding requirements during the nine months ended September 30, 2021.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as foreign exchange gains or losses. For the nine months ended September 30, 2021, we recorded a foreign currency loss on our debt of $7 million, and for the nine months ended September 30, 2020, we recorded a foreign currency gain on our debt of $126 million, which were included as adjustments to reconcile Net income to cash used for operating activities in the line item “Foreign exchange (gains) loss on net debt” in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $3,562 million for the nine months ended September 30, 2021, an increase of $2,582 million, compared to cash provided by investing activities of $980 million for the nine months ended September 30, 2020. The increase was due to higher net Proceeds from beneficial interests in securitized trade receivables and proceeds from the sales of our United States interior grain elevators and our oils facilities in Rotterdam and in Mexico, partially offset by increased net payments for investments, during the nine months ended September 30, 2021.
Financing: Cash used for financing activities was $1,166 million for the nine months ended September 30, 2021, a $2,295 million change compared to cash provided by financing activities of $1,129 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we had net cash repayments of short and long-term debt of $643 million, primarily driven by repayments of Short-term debt. Short-term debt is primarily used to fund seasonal working capital requirements, mostly comprising RMI, which can fluctuate based on funding requirements. Additionally, we paid $147 million to acquire the noncontrolling equity interest of our Polish subsidiary, Z.T. Kruszwica S.A. (see Note 10- Other Current Liabilities to our condensed consolidated financial statements), paid dividends of $240 million to our common and preferred shareholders, paid $75 million for the minority shareholder's 30% share of the dividend from Loders and repurchased $100 million of common shares. This was partially offset by proceeds from the exercise of options for common shares. In the nine months ended September 30, 2020, we had net cash proceeds from short and long-term debt of $1,479 million, which was primarily used to fund seasonal working capital requirements, mostly comprising RMI in South America. We also paid dividends of $237 million to our common and preferred shareholders and repurchased $100 million of common shares.

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

Dividends
    We paid a regular quarterly cash dividend of $0.525 per share on September 2, 2021 to common shareholders of record on August 19, 2021. In addition, we paid a quarterly dividend of $1.21875 per share on our cumulative convertible perpetual preference shares on September 1, 2021 to shareholders of record on August 15, 2021. On August 5, 2021, we announced that our Board of Directors had approved a regular quarterly cash dividend of $0.525 per common share. The dividend will be payable on December 2, 2021 to common shareholders of record on November 18, 2021. We also announced on August 5, 2021 that on December 1, 2021 we will pay a quarterly cash dividend of $1.21875 per share on our cumulative convertible perpetual preference shares to shareholders of record on November 15, 2021.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021. Following is a material change to our critical accounting policies during the nine months ended September 30, 2021. For recent accounting pronouncements refer to Note 2 - Accounting Pronouncements, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Effective July 1, 2021, we changed our reporting of certain income tax assets and liabilities to report such assets and liabilities within Corporate and Other rather than within our reportable segments, as further discussed in Note 20- Segment Information. Certain reclassifications of prior period amounts have been made to conform to current period presentation.
Effective January 1, 2021, we changed our reporting segments to align with our new value chain structure, as discussed in Note 20- Segment Information. Certain reclassifications of prior period amounts have been made to conform to current presentation.

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

Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and OTC and exchange traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values calculated for each agricultural commodity by valuing all of our commodity positions at quoted market prices for the period, where available, or using a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analyses and custom stress testing are regularly performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Nine Months Ended September 30, 2021		Year Ended December 31, 2020
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$1,706	$(171)	$1,374	$(137)
Lowest daily aggregated position value	$(3)	$—	$54	$(5)
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value for such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2021 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. The repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and therefore, are treated as analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $49 million for the nine months ended September 30, 2021 and foreign exchange losses of $140 million for the year ended December 31, 2020 related to permanently invested intercompany loans.
    Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt based on market yields at September 30, 2021, was $6,726 million with a carrying value of $6,475 million. There was no significant change in our interest rate risk as of September 30, 2021.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at September 30, 2021 would result in a decrease of approximately $69 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at September 30, 2021 would cause an increase of approximately $62 million in the fair value of our debt.
A hypothetical 100 basis point change in LIBOR would result in a change of approximately $54 million in our interest expense on our variable rate debt at September 30, 2021. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TJLP and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements.

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
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the third quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes to shared business service models from across our operations in order to consolidate back office functions while standardizing our processes and financial systems globally. In connection with these initiatives, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting but are expected over time to result in changes to such internal controls over financial reporting.

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
For a discussion of certain legal and tax matters, see Note 15- Commitments and Contingencies, to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor and civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $37 million and $67 million, for labor and civil claims, respectively, as of September 30, 2021. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers and include approximately 158 million Brazilian reais (approximately $29 million as of September 30, 2021) related to legacy environmental claims in Brazil.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table is a summary of any purchases of equity securities during the third quarter of 2021 by Bunge and any affiliated purchasers, pursuant to SEC rules.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2021 - July 31, 2021	—	$—	—	$100,001,230
August 1, 2021 - August 31, 2021	—	$—	—	$100,001,230
September 1, 2021 - September 30, 2021	1,298,384	$77.02	1,298,384	$—
Total	1,298,384	$77.02	1,298,384
(1)     Program established in May 2015 for the repurchase of up to $500 million issued and outstanding common shares. The program had no expiration date. Total repurchases under the program from inception in through September 30, 2021 were 8,551,824 shares for $500 million, thereby completing the program.
(2)    A new program was approved by Bunge's Board of Directors effective October 25, 2021, for the repurchase of up to $500 million issued and outstanding common shares. The program has no expiration date.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

10.1		JPM Credit Agreement, dated July 16, 2021 (incorporated by reference from the Registrant's Form 8-K filed July 19, 2021)

10.2		Guaranty by Bunge Limited pursuant to the JPM Credit Agreement, dated July 16, 2021 (incorporated by reference from the Registrant's Form 8-K filed July 19, 2021)

10.3		Rabobank Credit Agreement, dated July 16, 2021 (incorporated by reference from the Registrant's Form 8-K filed July 19, 2021)

10.4		Guaranty by Bunge Limited pursuant to the Rabobank Credit Agreement, dated July 16, 2021 (incorporated by reference from the Registrant's Form 8-K filed July 19, 2021)

10.5		Fourteenth Amended and Restated Liquidity Agreement, dated July 16, 2021 (incorporated by reference from the Registrant's Form 8-K filed July 19, 2021)

10.6
Tenth Amended and Restated Guaranty by Bunge Limited pursuant to the Fourteenth Amended and Restated Liquidity Agreement, dated July 16, 2021 (incorporated by reference from the Registrant's Form 8-K filed July 19, 2021)

10.7
Annex X, dated as of July 16, 2021, including definitions of certain terms contained in Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 to the Registrant's Form 8-K filed July 19, 2021 (incorporated by reference from the Registrant's Form 8-K filed July 19, 2021)

10.8	*	Twentieth Amendment to and Restatement of Receivables Transfer Agreement, dated October 6, 2021

10.9	*	Fifth Amended and Restated Receivables Transfer Agreement, dated October 6, 2021

10.10	+
Bunge Limited 2017 Non-Employee Director Equity Incentive Plan, as Amended and Restated (previously filed as Appendix B to the proxy statement on Schedule 14A, filed on March 23, 2021, and incorporated herein by reference)

22.1	*	Subsidiary Issuers of Guaranteed Securities

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
+ Denotes a management contract or compensatory plan or arrangement.
E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: October 27, 2021	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer