Form 10-K
period 2021-12-31
BUNGELTD
filed 2022-02-24
CIK 1144519

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2021, as reported by the New York Stock Exchange, was approximately $10,718 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of February 18, 2022, 141,302,184 Common Shares, par value $.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2022 Annual General Meeting of Shareholders to be held on May 12, 2022 are incorporated by reference into Part III.

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
•the impacts of the COVID-19 pandemic and other potential pandemic outbreaks;
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
•changes in foreign exchange policy or rates;
•the impact of our dependence on third parties;
•our ability to attract and retain executive management and key personnel; and
•other factors affecting our business generally.
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
Since January 1, 2021 we have conducted our operations via four reportable segments: Agribusiness, Refined and Specialty Oils, Milling, and Sugar and Bioenergy, organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments and are classified as Corporate and Other.
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
The Refined and Specialty Oils segment includes businesses that sell vegetable oils and fats, including cooking oils, shortenings, and specialty ingredients. The operations and assets of our Refined and Specialty Oils segment are primarily located in North and South America, Europe and Asia-Pacific.
The Milling segment includes businesses that sell wheat flours, bakery mixes and corn-based products. The operations and assets of our Milling segment are located in North and South America. During 2021, we announced the sale of our wheat milling business in Mexico, which is expected to close during the second quarter of 2022.
Non-core operations comprise our Sugar and Bioenergy segment, which primarily comprises our 50% interest in the BP Bunge Bioenergia joint venture.

History and Corporate Information
Bunge Limited is an exempted company limited by shares incorporated under the laws of Bermuda. We are registered with the Registrar of Companies in Bermuda under registration number EC20791. We trace our history back to 1818 when we were founded as a trading company in Amsterdam, The Netherlands. We are a holding company and substantially all of our operations are conducted through our subsidiaries. Our principal executive offices and corporate headquarters are located at 1391 Timberlake Manor Parkway, Chesterfield, Missouri, 63017, United States of America, and our telephone number is (314) 292-2000. Our registered office is located at 2 Church Street, Hamilton, HM 11, Bermuda.

Core Segments
Agribusiness Segment
Overview—Our Agribusiness segment is an integrated, global business involved in purchasing, storing, transporting, processing and selling agricultural commodities and commodity products while managing risk across various value chains. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola, and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biofuel industries, through a global network of facilities. Our footprint is well balanced, with approximately 33% of our processing capacity located in South America, 26% in North America, 25% in Europe and 16% in Asia-Pacific.
Customers—We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds, grains and oilseed meal are animal feed manufacturers, livestock producers, wheat and corn millers, and other oilseed processors. As a result, our agribusiness operations generally benefit from global demand for protein, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own refined and specialty oils businesses, third-party edible oil processors, which use these oils as raw materials in the production of edible oil products for the food service, food processor and retail markets, as well as biofuel companies, which use the oil as feedstock for biofuel production. In addition, we sell oil products for various non-food uses, including the production of biofuels and industrial applications.
Distribution and Logistics—We have developed an extensive global logistics network to transport our products, including trucks, railcars, river barges and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate either directly or through joint venture arrangements, various port terminal facilities, including in Brazil, Argentina, the United States, Canada, Latvia, Ukraine, Poland, Vietnam and Australia.
Financial Services and Activities—We also offer various financial services, principally trade structured finance and financial risk management services, to customers and other third parties. Our trade structured finance operations primarily leverage our international trade flows to generate trade finance derived liquidity in emerging markets for third parties. Our financial risk management services include structuring and marketing risk management products to enable agricultural producers and end users of commodities to manage commodity price risk exposures. We also engage in foreign exchange and other financial instrument trading via our financial services business. Additionally, we provide financing services to farmers, primarily in Brazil, from whom we purchase soybeans and other agricultural commodities. Our farmer financing activities are an integral part of our grain and oilseed origination activities as they help assure the annual supply of raw materials for our Brazilian agribusiness operations.
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

Refined and Specialty Oils Segment
Overview—We primarily sell our refined and specialty oil products to food processors, food service companies, and retail outlets, as well as for feedstock to renewable diesel companies. The principal raw materials used in our Refined and Specialty Oils segment are various crude and further processed vegetable oils and fats. These raw materials are mostly agricultural commodities that we either produce or purchase from third parties. We believe that our global integrated business model enables us to realize synergies among our Agribusiness, Refined and Specialty Oils and Milling segments through raw material procurement, logistics, risk management and the co-location of industrial facilities, enabling us to supply customers with reliable, high quality products on a global basis. As many of the products we sell in our Refined and Specialty Oils segment are staple foods or ingredients, these businesses generally benefit from global population and income growth rates.
Products—Our refined and specialty oil products include packaged and bulk oils and fats, including cooking oils, shortenings, margarines, mayonnaise and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed and canola oil that we produce in our Agribusiness segment processing operations as raw materials in this business. We also refine and fractionate palm oil, palm kernel oil, coconut oil, and shea butter, and blend and refine olive oil. Additionally, we produce specialty ingredients derived from vegetable oils, such as lecithin, which is used as an emulsifier in a broad range of food products. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have refined and specialty oils refining and packaging facilities in North America, South America, Europe, Asia-Pacific, and Africa. Our refined and specialty oils business comprises our wholly-owned refined oils business in North America, other business to business ("B2B") and business to consumer ("B2C") specialty oils offerings in South America, Europe and Asia-Pacific, as well as Bunge Loders Croklaan ("Loders"), which itself is represented by our 70% ownership interest in the Bunge Loders Croklaan joint venture with IOI.
In Brazil, our retail edible oil brands include Soya, the leading consumer packaged vegetable oil brand, as well as Primor and Salada. Further, we are a leading supplier of shortenings to the food processor market and also produce staple food products.
In the United States and Canada, we offer food manufacturers, bakeries, confectionary, and food service operators high-quality solutions to fit their goals, such as delivering desired tastes and textures, or reducing trans-fats or saturated fats in their products. Our products include trans-fat free high-oleic canola oil, which is low in saturated fats, and high-oleic soybean oil, which is highly stable and trans-fat free. We have also developed proprietary fiber addition processes that allow bakery and food processor customers to achieve significant saturated fat reductions in shortenings. We also offer expeller-pressed and physically-refined oils to food service customers under the Whole Harvest brand, and produce margarines and buttery spreads, including our leading Country Premium brand, for food service, food processor and retail private label customers. Additionally, we sell refined vegetable oils as feedstock to the growing renewable diesel sector.
In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Unisol, Kaliakra, Ideal, Oleina, Oliwier, Komili and Kirlangic. We are also a leader in margarines, under brand names including Smakowita, Slynne, Maslo Rosline, Masmix, Optima, Finuu, Deli Reform, Keiju, Venusz, Evesol, Carlshamn and Voimix. Additionally, we produce a variety of products for the confectionary and bakery industries. We are also an oils supplier through Loders in the Western European food service channel.
In Asia, we offer a range of consumer products and offerings through Loders, including bakery, culinary, confectionary and infant nutrition products. In India, our consumer brands include Dalda, Ginni and Chambal edible oils; Dalda and Gagan vanaspatis; and Masterline professional bakery fats. In China, we offer consumer edible oils products under the Dou Wei Jia brand.
Customers—Our customers include baked goods companies, snack food producers, confectioners, restaurant chains, food service operators, infant nutrition companies, other food manufacturers who use vegetable oils and shortenings as ingredients in their operations, and renewable diesels producers that use refined vegetable oils as feedstock. Other customers include grocery chains, wholesalers, distributors, and other retailers who sell to consumers either under our own brand names or private labels. These customers include global and national food processors and manufacturers, many of which are leading brand owners in their product categories.
Competition—Competition is based on a number of factors, including price, raw material procurement, distribution capability, cost structure, brand recognition, product quality, product innovation, technical support, composition and nutritional value, and advertising and promotion. Our products may compete with widely advertised, well-known, branded products, as well as private label and customized products. Our principal competitors in the Refined and Specialty Oils segment include, but are not limited to: ADM, AAK AB, Cargill, Fuji Oil Co. Ltd. and Wilmar, as well as local competitors in each region.

Milling Segment
Overview—We primarily sell our milling products to three customer types or market channels: food processors, food service companies and retail outlets. The principal raw materials used in our milling businesses are wheat, corn, and other agricultural commodities sourced from our Agribusiness segment or directly from third parties. Similar to our refined and specialty oils business, we realize synergies among our other segments in areas such as raw material procurement, logistics, risk management and the co-location of industrial facilities, enabling us to supply customers with reliable, high quality products on a global basis. As many of the products we sell in our Milling segment are staple foods or ingredients, these businesses generally benefit from macro population and income growth rates. Additionally, our Milling segment is focused on capitalizing on growing global consumer food trends, including a desire for less processed, healthier foods, interest in new flavors, and increases in snacking and eating outside the home.
Products—Our Milling segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil and Mexico, as well as corn-based products derived from both the dry and wet corn milling processes in the United States and Mexico. During 2021, we announced the sale of our wheat milling business in Mexico, which is expected to close during the second quarter of 2022.
Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours, Gradina and Pre-Mescla bakery premixes and Ricca confectioner cream. Our wheat flour and bakery mix brands in Mexico include Espiga, Espiga Mix, Villa Rica, Cuauhtemoc, San Vicente, Manitoba and Escudo Plus. Our corn milling products primarily consist of dry-milled corn meals and flours, wet-milled masa and flours, flaking and brewers' grits, as well as soy-fortified corn meal, corn-soy blends, and other similar products. As part of our corn portfolio, we also sell whole grain and fiber ingredients. In the United States, we offer ancient grains, such as quinoa and millet, in our portfolio. We also produce a range of extruded products including die-cut pellets for the snack food industry. Additionally, we offer non-GMO products in the United States, including corn varieties.
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

Corporate and Other
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reporting segments because the operating performance of such segments is evaluated by our chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance program, accounts receivable securitization activities, and certain income tax assets and liabilities.
Non-core Segment
Sugar and Bioenergy Segment
Our Sugar and Bioenergy segment primarily comprises our 50% interest in BP Bunge Bioenergia, our joint venture with BP formed in December 2019 by the combination of our Brazilian sugar and bioenergy operations with the Brazilian biofuels business of BP. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North and Midwest regions of Brazil. BP Bunge Bioenergia is now the second largest operator by effective crushing capacity in the Brazilian sugarcane ethanol biofuel industry. Our Brazilian sugar and bioenergy operations had previously formed the majority of our Sugar and Bioenergy segment through which we produced and sold sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process. As a result of forming this joint venture, we ceased to consolidate our Brazilian sugar and bioenergy operations in our consolidated financial statements and now account for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results for 2021 and 2020 include our share of the net earnings in BP Bunge Bioenergia, whereas our Sugar and Bioenergy results for 2019 reflect our former 100% ownership interest in the Brazilian sugar and bioenergy operations contributed to BP Bunge Bioenergia. Although we are committed to supporting the growth and development of BP Bunge Bioenergia, our long-term goal is to seek strategic opportunities for our investment in the joint venture, hence the designation of such operations as Non-core.

The formation of BP Bunge Bioenergia combined our eight mills, the plantations we owned and managed, and related assets, together with BP’s sugar and bioenergy business in Brazil, which included three mills and related assets. BP Bunge Bioenergia's combined mills are supplied with sugarcane grown on approximately 450,000 hectares of land. In 2021, approximately 75% of the joint venture's total milled sugarcane came from plantations owned or managed by BP Bunge Bioenergia and 25% was purchased from third-party suppliers. These mills allow BP Bunge Bioenergia to produce sugar, ethanol and electricity, as further described below.
•Sugar-BP Bunge Bioenergia produces two types of sugar: very high polarity ("VHP") raw sugar and crystal sugar. VHP sugar is similar to the raw sugar traded on major commodities exchanges, including the standard NY11 contract, and is sold almost exclusively for export. Crystal sugar is a non-refined white sugar and is principally sold domestically in Brazil.
•Ethanol-BP Bunge Bioenergia produces and sells two types of ethanol: hydrous and anhydrous. Hydrous ethanol is consumed directly as a transport fuel, while anhydrous ethanol is blended with gasoline in transport fuels.
•Electricity-BP Bunge Bioenergia generates electricity from burning sugarcane bagasse in its mills.
The sugar produced at BP Bunge Bioenergia’s mills is sold in both the Brazilian domestic market, primarily in the confectionary and food processing industries, and export markets. The ethanol is sold primarily to customers for use in the Brazilian domestic market to meet demand for fuel, with sugar and ethanol also exported in the international market. BP Bunge Bioenergia competes with other sugar and ethanol producers both in Brazil and internationally, along with beet sugar processors and producers of other sweeteners and biofuels in the global market. Major competitors in Brazil include Cosan Limited/Raizen, São Martinho S.A. and Biosev ("Louis Dreyfus"). Major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos S.A., Sucden S.A., ED&F Man Limited and COFCO.

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
Research and Development, Innovation, Patents and Licenses
Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our Refined and Specialty Oils and Milling businesses, we have 15 research and development centers globally to support product development and enhancement. Additionally, Bunge Ventures, our corporate venture capital unit, invests in start-ups and other early stage companies that are developing new technologies relevant to our industries.
We own trademarks, patents and licenses covering certain of our products and manufacturing processes. However, neither our business as a whole nor any segment is dependent on any specific trademark, patent or license.

Seasonality
In our Agribusiness segment, while there is a degree of seasonality in the growing season and procurement of our principal raw materials, such as oilseeds and grains, we typically do not experience material fluctuations in volume between the first and second half of the year, since we are geographically diversified between the northern and southern hemispheres and we sell and distribute products throughout the year. However, the first quarter of the year has generally been our weakest in terms of financial results due to the timing of the North and South American oilseed harvests, as the North American harvest peaks in the third and fourth quarters, and the South American harvest peaks in the second quarter. Our North and South American grain merchandising and oilseed processing activities are, therefore, generally at lower levels during the first quarter.
In our Refined and Specialty Oils and Milling segments, demand for certain of our food items may be influenced by holidays and other annual events.
Government Regulation
In each of the countries in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, production, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters. Our operations and those of our suppliers are also subject to restrictions on land use in certain protected areas, forestry reserve requirements, limitations on water use, as well as other environmental regulations. Additionally, from time-to-time, agricultural production shortfalls in certain regions, and growing demand for agricultural commodities for feed, food and fuel use have caused prices for relevant agricultural commodities to rise. High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to ensure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets.
Many countries use and produce biofuels as alternatives to traditional fossil fuels. Biofuels convert crops, such as sugarcane, corn, soybeans, palm, rapeseed, canola, and other oilseeds, into ethanol, renewable diesel, or biodiesel to extend, enhance or substitute for fossil fuels. Production of biofuels has increased significantly in the last decade in response to both periods of high fossil fuel prices and to government incentives to produce biofuels offered in many countries, including the United States, Brazil, Argentina and several South-East Asian and European countries. Furthermore, in several countries, governmental authorities are mandating biofuel use in transport fuels at specified levels. As such, the markets for agricultural commodities used in the production of biofuels have become increasingly affected by the growth of the biofuels industry and related legislation.
We are subject to various environmental protection and occupational health and safety laws and regulations in the countries in which we operate, and we incur costs to comply with these requirements. Compliance with applicable laws and regulations relating to environmental matters has not had a material financial or competitive effect on our business. However, due to our extensive operations across multiple industries and jurisdictions globally, we are exposed to the risk of claims and liabilities under these laws and regulations. Violations can result in substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities, litigation, other liabilities, as well as damage to our reputation.
Additionally, our business could be affected in the future by the regulation or taxation of greenhouse gas emissions or policies related to national emission reduction plans. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce greenhouse gas emissions including, but not limited to, the Unites States, Canada, Mexico, the European Union and its member states, and China. For example, the Biden Administration has issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Climate Agreement, pursuant to which the Administration has announced a goal of reducing U.S. greenhouse gas emissions by one-half by 2030. Our operations located in countries with effective and applicable carbon pricing and regulatory programs currently meet related existing obligations with, at this time, no significant impact on our results of operations and competitive position. We regularly assess the potential impacts to our business resulting from regulation or policies aimed at reducing greenhouse gas emissions. Potential consequences could include increased energy, transportation and raw material costs, and additional investments to modify our facilities, equipment and processes. Although, at this time, it is not possible to estimate the likelihood of passage or predict the potential impact of any additional legislation, regulations or agreements, the effects of additional climate change regulatory initiatives could have a materially adverse impact on our business and results of operations. The scope of physical effects of climate change, including shifts in agricultural production areas and climatic volatility, is uncertain, but could in the long-term result in increased adverse incidents of weather-related events that cause disruptions to our operations and may ultimately result in stranded physical assets. We currently believe the breadth and diversification of our global asset network, as well as our participation in the global trade of agricultural commodities, will help to mitigate these risks.

Sustainability
Bunge believes sustainability is critical to our business. This means we incorporate sustainability and environmental, social and governance ("ESG") factors into many areas of our business, from how we plan and develop our strategic goals, compensate our employees and operate our facilities, to how we engage with our customers, suppliers, employees, communities, shareholders and other stakeholders. We encourage Bunge leadership around the globe to embrace sustainable decision-making across our value chains built on a foundation of ethical leadership, accountability and environmental stewardship.
A key component of Bunge’s sustainability strategy is to be a leader in our industry, urging sustainability and responsibility throughout the supply chain from the farm to the table. Bunge has been a founder and active member of leading industry associations and platforms to find practical solutions to certain sustainability challenges. In order to align with the aspirations of the Paris Climate Agreement, we are committed to mitigating native vegetation conversion associated with agricultural commodity production and trade and we intend to build on our shared efforts, working with governments, farmers, and other key stakeholders in our supply chains, to identify opportunities for public-private collaboration focused on eliminating commodity-driven deforestation.
To execute our strategy we have a defined sustainability framework that incorporates activities and commitments supporting robust action on climate change, promoting responsible supply chains and ensuring accountability.
Governance
The Sustainability and Corporate Responsibility Committee ("SCRC") of the Board oversees sustainability at Bunge, with certain ESG- related responsibilities integrated across other Board committees. The SCRC meets on a regular basis and is tasked with oversight of governance, policies, strategies and programs related to a comprehensive set of sustainability and corporate social responsibility factors which support the sustainable growth of the Company, including, but not limited to, climate change, environmental matters, human rights, social development, risk management, external trends, external stakeholder engagement, philanthropy, and reporting and disclosure. Additionally, the Enterprise Risk Management Committee ("ERMC") of the Board periodically evaluates climate-related risks and opportunities in connection with its oversight of enterprise risks and risk mitigation strategies. The Audit Committee periodically evaluates applicable trends, risks and developments in non-financial reporting practices and requirements which may impact the Company’s regulatory filings, including ESG-related disclosures. The Human Resources and Compensation Committee ("HRCC") oversees the establishment of sustainability linked-performance goals for our executives and workforce. The sustainability function is executed by the Chief Sustainability Officer who reports to our Chief Executive Officer ("CEO").
Strategy
We are working to position Bunge to address the sustainability challenges facing the food, feed, and fuel supply chains in which we operate. We intend to address those by, among other things, connecting farmers and our end-customers. For example, Bunge is actively engaged in supplying low carbon feedstock for renewable fuels, sourcing and supplying grains planted under regenerative agricultural practices, and supplying certified and verified deforestation-free grains and by-products, among other initiatives.
Our commitment is guided by activities across three core pillars:
•    Action on Climate—We implement innovative solutions designed to minimize our environmental footprint and support projects and activities that strengthen our approach to fighting climate change.
•    Responsible Supply Chains—We promote sustainable agriculture and implement projects that are designed to protect and improve the environment, while supporting the social and economic well-being of growers and local communities.
•    Accountability—We aim to be an accountable leader within our industry, helping to raise the bar on our sector’s performance by regularly tracking and disclosing progress on our commitments and sustainability performance.
Risk Management
In 2021, Bunge began implementing enhancements to its enterprise risk management (ERM) framework by incorporating more detailed sustainability risks and opportunities into the ERM process. These include risks emanating from changing climate and weather patterns, water scarcity, deforestation, human rights, farmer productivity and increasing taxation and regulation on greenhouse gas emissions. The enhanced ERM framework provides Bunge with greater oversight and management of climate-related risks and the potential financial implications, and will help ensure continued short-, medium- and long-term resilience.
Climate risks are overseen at the Board of Directors level by the ERMC which has responsibility for supervising the quality and integrity of our risk management practices. Enterprise risk management is overseen at the executive level by the Chief Risk Officer, who reports to our CEO, with input from relevant teams and functions.

Metrics and Targets
Our employees and leaders work to expand the adoption of new technologies and energy sources, and partner with suppliers to find ideal solutions that reduce our environmental footprint. Since 2008 we have pursued targets to reduce water, waste, emissions and energy intensity usage in our facilities.
•Water – The consumption of water from natural sources is monitored periodically by our industrial teams. We monitor and report data on water consumption from regions identified by objective third parties as being under "high stress." We believe that it is important to focus on the areas where water availability is a higher risk, so we have developed a more focused goal to reduce water usage from these areas.
•Energy – We continuously work to improve energy efficiencies by implementing heat reuse methodologies (heat exchangers) in some of our facilities and perform maintenance and replacement of engines with better performance systems to create additional efficiencies across our operations. Additionally, we seek opportunities to reduce the overall emissions from our electricity sources.
•Waste Disposal – Our operations have policies and procedures in place that determine what we believe to be the correct operation related to waste management. For this purpose, we conduct periodic critical analyses to verify performance.
•Emissions – We have measurable targets in place for reducing energy consumption and the use of natural resources that directly affect the amount of greenhouse gases emitted into the atmosphere, prioritizing the consumption of renewable energy sources in our industrial units where feasible.
In 2021, we established Science Based Targets for absolute emissions reduction across Scopes 1, 2 and 3, in line with the Paris Climate Agreement. To achieve these targets, Bunge may be required make significant enhancements across our global operations, promote regenerative farming practices, and emphasize decarbonization in shipping and logistics. We expect that a substantial portion of the emissions reduction within our supply chains will be driven by our commitment to achieve deforestation-free supply chains by 2025, which we believe is the earliest in our industry.
Human Capital Resources
As of December 31, 2021, we employed more than 22,000 people. Many of our employees are represented by labor unions and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.
Our People
We care about our people. We listen, empower, develop and reward them with the goal of driving high levels of engagement and commitment to Bunge. From hiring the best talent to diversity and inclusion initiatives, career development, total employee rewards, and wellness, Bunge strives to create programs and resources that enhance our workplace environment.

Headcount
Region
South America	8,539
EMEA (Europe, Middle East, Africa)	6,578
North America	4,528
Asia	3,061
Talent Acquisition
At Bunge, we aim to attract the best talent to ensure a sustainable pipeline of talent needed for today and in the future. We continue to focus on diversity of external hires to meet our overall workforce composition targets, using tools and partnerships to enable a diverse and competitive candidate pool.
Diversity & Inclusion
We value inclusion and respect the diverse points of view employees bring to make Bunge a dynamic company. As a global company we have a diverse workforce with a wide variety of skill sets and backgrounds critical to meeting the changing needs of a growing world. Strongly guided by our fundamental values, the expertise of our teams is a competitive advantage in connecting with thousands of people around the globe to serve our purpose to deliver essential food, feed and fuel. We are committed to supporting and maintaining diversity and are enhancing our efforts to ensure our workforce, programs and practices nurture inclusion and diversity.

Career & Development
We focus on training and development that helps employees develop the skills they need both today and in the future. One of the greatest drivers of growth for our people is their own initiative and sense of career ownership. We encourage employees to develop individual development plans and provide employees access to apply for internal career opportunities that match their interests and skills.
Engaging Employees and Addressing Our Commitments
The engagement of our workforce is one of our strengths. We believe that constantly and actively listening to the voice of our employees will continue to shape our success. We do that through a series of listening sessions and by measuring employee engagement on an annual level. Our positive 2021 employee engagement survey results confirmed the strong foundation we are building, reinforcing many elements of our culture.
Safety
The safety of our team and the communities in which we operate comes first. We believe safety is a shared responsibility. Everyone has the right and responsibility to stop work if conditions become unsafe, regardless of position or experience. Our safety program focuses on incident prevention through safety leadership at all levels.
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
Through the "Investors: Corporate Governance" section of our website, it is also possible to access copies of the charters for our Audit Committee, Human Resources and Compensation Committee, Corporate Governance and Nominations Committee, Sustainability and Corporate Responsibility Committee, and Enterprise Risk Management Committee, as well as our Corporate Governance Guidelines and Code of Conduct. Each of these documents is made available free of charge.
The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this report or filed with the SEC.
In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, where you may obtain a copy of all information we file publicly with the SEC. The SEC website address is www.sec.gov.
Information About Our Executive Officers and Key Employees
Set forth below is certain information concerning the executive officers and key employees of the company.

Name	Position
Gregory A. Heckman	Chief Executive Officer
Deborah Borg	Executive Vice President and Chief Human Resources and Communications Officer
Aaron Buettner	President, Food Solutions
Robert Coviello	Senior Vice President, Sustainability and Government Affairs
Christos Dimopoulos	President, Global Supply Chains
Julio Garros	President, Agribusiness Development, Operations and Milling
Pierre Mauger	Chief Transformation Officer
John W. Neppl	Executive Vice President and Chief Financial Officer
Joseph A. Podwika	Executive Vice President and Chief Legal Officer
Robert Wagner	Chief Risk Officer
Ruth Ann Wisener	Vice President, Investor Relations
Brian Zachman	President, Global Risk Management

Gregory Heckman, 59-Mr. Heckman has served as Chief Executive Officer since January 2019 and as a member of our Board of Directors since October 2018. Mr. Heckman is the founding partner of Flatwater Partners, a private investment firm, and has over 30 years of experience in the agriculture, energy and food processing industries. He served as Chief Executive Officer of The Gavilon Group from 2008 to 2015. Prior to Gavilon, he served as Chief Operating Officer of ConAgra Foods Commercial Products and President and Chief Operating Officer of ConAgra Trade Group. Mr. Heckman serves as a non-executive director on the board of OCI N.V., a global producer of fertilizer and chemicals. He holds a Bachelor of Science degree in Agricultural Economics and Marketing from the University of Illinois at Urbana-Champaign.
Deborah Borg, 45-Ms. Borg has served as Chief Human Resources and Communications Officer since January 2016. Prior to joining Bunge in November 2015, she was President Dow USA at Dow Chemical, a role in which she was responsible for regional business strategy and external relationships with customers, government organizations and joint venture partners. She started her career at Dow in 2000 as Human Resources Manager for Australia / New Zealand and went on to hold regional and business HR roles in Asia, Europe and North America. She also served as Global HR Director, Marketing and Sales, and led the Human Capital Planning and Development function for Dow, focusing on talent acquisition, retention, diversity and development. Previously, Ms. Borg served in HR and talent development roles with General Motors Australia. Ms. Borg serves on the Board of Directors of Schweitzer-Mauduit International, Inc., a leading global performance materials company. She holds a bachelor’s degree in Business Management in Human Resources and a master’s degree in Training and Change Management from Victoria University, Australia.
Aaron Buettner, 48-Mr. Buettner has served as President, Food Solutions since January 1, 2022, having previously served as President, Bunge Loders Croklaan (Loders) since May 2019. Mr. Buettner joined Bunge in September 2015 serving as Vice President, Global Oils. Prior to joining Bunge, Mr. Buettner worked at Cargill for 19 years in a variety of commercial, finance and general management leadership roles in the United States, Russia and Asia-Pacific refined oils businesses. He holds a bachelor’s degree in Accounting and Computer Science from the University of Northern Iowa and an M.B.A. from the University of Chicago Booth School of Business.
Robert Coviello, 53-Mr. Coviello has served as Chief Sustainability Officer and Government Affairs since May 2019. As a member of the Bunge team for more than 18 years, Mr. Coviello has held a variety of commercial leadership positions in Asia, Europe and the U.S. Prior to joining Bunge, Mr. Coviello served in trading roles at Cargill in the U.S. He holds a B.A. from Dartmouth College and an M.B.A. from Harvard Business School. Mr. Coviello also serves on the Board of Directors of Lamb Weston, a New York Stock Exchange company.
Christos Dimopoulos, 48-Mr. Dimopoulos has served as President, Global Supply Chains since May 2019. Mr. Dimopoulos joined Bunge in 2004 as a grain trader and subsequently held a variety of roles of increasing responsibility in the Agribusiness Segment, most recently serving as Senior Vice President Global Grains and Oilseeds. Prior to Bunge, Mr. Dimopoulos held roles in Europe and the United States with Tradigrain and Intrade Risk Management. He holds a bachelor’s degree in Business Management and Marketing from HEC Lausanne in Switzerland.
Julio Garros, 46-Mr. Garros has served as President, Agribusiness Development, Operations and Milling since March 2021. Mr. Garros joined Bunge in 2002 as a Financial Analyst in Argentina and subsequently held a variety of roles of increasing responsibility across Finance, Commercial and Business Development in Argentina and Brazil, and most recently led our global Agribusiness transformation to support the One Bunge operating model. Prior to joining Bunge, Mr. Garros worked for PriceWaterhouseCoopers and as an auditor for Argentina’s Foreign Affairs Office. Mr. Garros earned his bachelor’s degree from the Universidad National de Mar del Plata and has masters' degrees in Finance & Accounting and Economics from the Palermo University.
Pierre Mauger, 49-Mr. Mauger has served as Chief Transformation Officer since May 2019. He joined Bunge in 2013 as Chief Development Officer. Prior to Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013, overseeing client relationships with leading global companies in the commodity processing and trading, agrochemicals and fertilizer sectors, as well as with governments. Prior to that, he served as a partner in the firm's consumer goods practice. He joined McKinsey as an associate in 2000. Mr. Mauger previously worked as an auditor at Nestlé and KPMG. He holds a bachelor’s degree in Economics and Business Finance from Brunel University in the United Kingdom and an M.B.A. from INSEAD.

John Neppl, 56-Mr. Neppl has served as Executive Vice President and Chief Financial Officer since joining Bunge in May 2019. Mr. Neppl joined Bunge from Green Plains Inc., where he served as Chief Financial Officer. Prior to Green Plains, Mr. Neppl served as Chief Financial Officer of The Gavilon Group, LLC, an agriculture and energy commodities management firm with an extensive global footprint. Mr. Neppl held senior financial management positions at ConAgra Foods, Inc., including Senior Financial Officer of ConAgra Trade Group and Commercial Products division as well as Assistant Corporate Controller. Prior to ConAgra, Mr. Neppl was Corporate Controller at Guarantee Life Companies. He began his career as an auditor with Deloitte & Touche. He is a member of the Creighton University Heider College of Business Dean’s Advisory Board. Mr. Neppl holds a bachelor’s degree in Business Administration with a major in Accounting from Creighton University. He is also a certified public accountant (inactive status).
Joseph Podwika, 59-Mr. Podwika has served as Executive Vice President and Chief Legal Officer since joining Bunge in November 2019. Mr. Podwika joined Bunge from Nutrien Ltd. where he was Executive Vice President and Chief Legal Officer. He was previously Senior Vice President, General Counsel and Secretary with PotashCorp, where he was responsible for delivery of legal services and the corporate compliance program, in addition to corporate governance processes in his role as corporate secretary. Before joining PotashCorp, Mr. Podwika worked in the legal department of International Paper Company and was in private practice with Jaeckle, Fleischmann & Mugel. He earned an English degree with highest honors at State University of New York at Buffalo and a Juris Doctorate from Northwestern University School of Law.
Robert Wagner, 44-Mr. Wagner has served as Chief Risk Officer since joining Bunge in June 2019. Prior to joining Bunge, Mr. Wagner was Chief Risk Officer at Tricon International, Ltd. with global responsibility and leadership of the company’s risk management team. Prior to Tricon, he was Group Chief Risk Officer at COFCO Agri Ltd in Geneva, Switzerland, where he was responsible for leading a team to build and provide world-class risk oversight across the company’s global operations. Prior to COFCO, he held the Chief Risk Officer position for The Gavilon Group, LLC, where he was member of the firm’s Executive Committee and had responsibility for both the market risk management and credit departments. Mr. Wagner earned a Bachelor of Science degree in International Business from Minnesota State University at Moorhead and a Master of Science degree in Agricultural Economics from North Dakota State University. He also holds an M.B.A. from Creighton University.
Ruth Ann Wisener, 56-Ms. Wisener has served as Vice President of Investor Relations since joining Bunge in March 2019. Prior to joining Bunge, Ms. Wisener worked in leadership positions in a variety of legal, finance, and commercial roles at Tyson Foods and ADM, among others. She holds a Bachelor’s degree in Political Science from Hendrix College and a Juris Doctorate from the University of Arkansas School of Law.
Brian Zachman, 50-Mr. Zachman has served as President of Global Risk Management since joining Bunge in January 2019. In 2021, the Board of Directors approved an amendment to the terms of Mr. Brian Zachman’s employment agreement to extend the term of the agreement from December 31, 2021 until December 31, 2022, provided that, among other items, from January 1, 2022 through March 31, 2022, Mr. Zachman will ensure a smooth transition of his responsibilities to other members of the senior executive team, and effective April 1, 2022 through December 31, 2022 Mr. Zachman will become a risk management advisor to the Company’s Chief Executive Officer. Prior to joining Bunge in 2019, Mr. Zachman held portfolio management positions focused on agricultural commodity derivatives, most recently with Millennium Limited Partners since 2014 and prior to that with SAC Capital from 2012 to 2014. Mr. Zachman previously worked at Bunge from 1999 to 2012, serving in a number of commercial and trading roles within Agribusiness. Prior to that, he held various commercial and merchant roles with Cargill and ConAgra. Mr. Zachman holds a Bachelor of Arts degree in Economics from the University of Minnesota-Duluth.
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
On March 11, 2020 the World Health Organization designated the coronavirus disease 2019, or COVID-19, outbreak as a global pandemic. To date, millions of cases have been confirmed globally, and the number of reported cases continues to increase, including in all major geographies in which we operate. The ongoing pandemic could adversely affect our operations, major facilities, or employees’ and consumers’ health in the future, which could interfere with general commercial activity related to our supply chain and customer base, and in turn could have a material adverse effect on our business, financial condition, or results of operations.

Since 2020 government officials in numerous countries around the world have imposed measures in response to the pandemic, including vaccination and masking requirements, protocols related to workplace activities, travel and large gathering restrictions, social distancing requirements, quarantines and shelter-in-place and stay-at-home orders. Many of these restrictions remain in place today. There can be no assurance that such restrictions will be effective or achieve their desired results in a timely fashion or at all. Even as efforts to contain the pandemic have made progress and some restrictions have eased, an increase in the number of observed COVID-19 cases, including as a result of any resurgence and new variants, may lead to governments reinstituting or re-imposing travel and work restrictions or imposing additional restrictions. In locations where such restrictions are in place Bunge has been deemed an essential or life-sustaining operation. To date we have not seen a significant disruption in our supply chain, have been able to mitigate logistics and distribution issues that have arisen, and substantially all of our facilities around the world have continued to operate at or near normal levels. We have, however, experienced minor temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic, including increased labor shortages and increased turnover. We have established an internal task force to closely monitor developments related to the pandemic and have implemented employee safety measures based on guidance from the Centers for Disease Control and Prevention, the World Health Organization, and local requirements and guidelines, across all our facilities, including proper hygiene, social distancing, mask use, and temperature screenings. These measures may not be sufficient to prevent the spread of COVID-19 among our employees. Further, in the future it may be challenging to obtain and process raw materials to support our business needs, and individuals could become ill, quarantined or otherwise unable to work and/or travel due to health reasons or governmental restrictions, which may place constraints on the timeliness of our production capabilities or may increase our costs. Additionally, governments may impose other laws, regulations or taxes that could adversely impact our business, financial condition or results of operations. The challenges faced in the ongoing implementation of COVID-19 vaccinations can also extend the impacts on our business. While we are strongly encouraging our employees to be vaccinated when available in their countries, and facilitating this when possible, our business may be impacted by the effectiveness of vaccination programs that are implemented in the markets in which we operate, the implementation of vaccination mandates in areas where we operate, and the willingness and ability of our workforce to participate in these vaccination programs. Even after the COVID-19 pandemic has moderated and business and social distancing restrictions have eased, we may continue to experience similar effects to our businesses, consolidated results of operations, financial position and cash flows, resulting from a recessionary economic environment that may persist.
In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, joint venture and other business partners, and each of their financial conditions. Any material adverse effect on these parties, including due to disruptions in supply chain, could adversely impact us. In this regard, the potential duration and impacts of the COVID-19 pandemic on the global economy and on our business, financial condition and results of operations are difficult to predict and cannot be estimated with any degree of certainty, but the pandemic has resulted in the significant disruption of global financial markets and increased levels of unemployment and economic uncertainty, which may adversely impact our business. These developments may lead to significant negative impacts on customer spending, demand for our products, the ability of our customers to pay, our financial condition and the financial condition of our suppliers and may also negatively impact our access to external sources of financing to fund our operations or make capital expenditures.
The potential effects of COVID-19 also could impact certain of our risk factors listed in this Item 1A. Risk Factors. However, due to continually evolving health, economic, social, and governmental environments, the potential impact that COVID-19 could have on our risk factors further described below, and others that cannot yet be identified, remains uncertain.
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
Severe adverse weather conditions, such as hurricanes or severe storms, may also result in extensive property damage, extended business interruption, personal injuries and other loss and damage to us. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services as a result of weather conditions or otherwise, may also significantly adversely impact our operations.
Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, shifts in agricultural production areas, changing temperature levels, and climatic volatility. The frequency and severity of the effects of climate change or weather patterns have been increasing and could adversely impact our business operations, the location, costs and competitiveness of global agricultural commodity production and related storage and processing facilities, as well as the supply and demand for agricultural commodities, and may result in incidents of stranded physical assets. These effects could be material to our results of operations, liquidity or capital resources.

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
In 2021, certain of our raw material input costs increased materially and at a rapid rate. We expect the pressures of input cost inflation to continue into 2022. We may not be able to generate sufficient productivity improvements, price increases or commodity hedging benefits to fully offset these costs, or do so on an acceptable timeline. To the extent we are unable to offset present and future input cost increases, our operating results could be materially and adversely affected.
Additionally, our operating costs and the selling prices of certain of our products are sensitive to changes in energy prices. Our industrial operations utilize significant amounts of electricity, natural gas and coal, and our transportation operations are dependent upon diesel fuel and other petroleum-based products. Significant increases in the cost of these items and currency fluctuations could adversely affect our operating costs and results. We also sell certain biofuel products, such as ethanol, renewable diesel, and biodiesel, which are closely related to, or may be substituted for, petroleum products. As a result, the selling prices of ethanol, renewable diesel, and biodiesel can be impacted by the selling prices of oil, gasoline and diesel fuel. In turn, the selling prices of the agricultural commodities and commodity products that we sell, such as corn and vegetable oils that are used as feedstocks for biofuels, are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices. Prices for petroleum products and biofuels are affected by market factors and government fuel policies, over which we have no control. Lower prices for oil, gasoline or diesel fuel could result in decreased selling prices for ethanol, renewable diesel, biodiesel and their raw materials, which could adversely affect our revenues and operating results.
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
We face significant competition in each of our businesses and we have numerous competitors, some of which are larger, more diversified and have greater financial resources than we have. Additionally, in recent years we have experienced regional Agribusiness competitors entering new geographies where previously they did not compete with us, and certain customers seeking to procure certain commodities directly rather than through historical suppliers such as us. As many of the products we sell are global commodities, the markets for our products are highly price competitive, and in many cases also sensitive to product substitution. Additionally, the geographic location of assets can competitively advantage or disadvantage us with respect to our competitors in certain regions. We also face competition from changing technologies and shifting industry practices, such as increased on-farm crop storage in several regions, which allows producers to retain commodities for extended periods and increase price pressure on purchasers such as us. To compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, including through business optimization initiatives, developing and offering products that meet customer needs, optimizing our geographic presence in key markets, developing and maintaining appropriate market share and customer relationships, supporting socially responsible and sustainable corporate and business practices, and promoting our environmental stewardship. We also compete for talent in our industries, particularly commercial personnel. Competition could cause us to lose market share and talented employees, exit certain lines of business, increase marketing or other expenditures, increase our raw material costs or reduce pricing, each of which could have an adverse effect on our business and profitability.

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
The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. Further, deteriorating economic and political conditions in our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, inflation, or economic slowdowns or recessions, could cause a decrease in demand for our products.
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
For example, as Brazil emerges from the COVID-19 pandemic it has experienced slowing a GDP growth rate coupled with relatively high interest rates. Additionally, presidential elections are scheduled to occur at the end of 2022. The above factors may result in an uncertain economic and political environment, which could lead to reduced demand for our refined and specialty oils and milling products in the country. Additionally, a slowdown in China's economy over a prolonged period could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.
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
•new and developing requirements related to greenhouse gas emissions and other climate change initiatives and workforce diversity and inclusion mandates;
•inflation, hyperinflation, and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates. For example, inflation rates in many countries in which we operate are currently at the highest levels in decades, resulting in expectations of tighter monetary policies including higher interest rates in the near future. In addition, in Turkey, a country in which Bunge operates, annualized inflation has recently surged to nearly 50% per year. As such, if Turkey's inflation level does not subside, there is a heightened risk that Turkey's economy could become hyperinflationary;
•changes in laws and regulations or their interpretation or enforcement in the countries in which we operate, such as tax laws, including the risk of future adverse tax regulations relating to our status as a Bermuda company;
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
•the requirement to comply with a wide variety of laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-

corruption and anti-bribery laws, as well as other laws or regulations discussed in this "Item 1A. Risk Factors" section;
•challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of U.S. Generally Accepted Accounting Principles ("U.S. GAAP") expertise in international locations and multiple financial information systems;
•changes in a country’s or region’s economic or political condition; and
•labor disruptions, civil unrest, significant political instability, coup attempts, wars or other armed conflict or acts of terrorism. As of the date of issuance of this Annual Report on Form 10-K, we are monitoring the military conflict involving Russia and Ukraine. We maintain operations in both countries, which represent key international grain originating regions. The outcome of the ongoing conflict is uncertain. Our operations in Ukraine have been interrupted and a continuation of the conflict may have a material adverse effect on our Ukrainian operations. At December 31, 2021, we had total assets and total liabilities of $681 million and $484 million, respectively, in Ukraine. Additionally, in response to the conflict, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict may trigger a series of additional economic and other sanctions enacted by the United States, other North Atlantic Treaty Organization member states, and other countries. As we maintain operations in Russia, any such sanctions may also result in an adverse effect on our Russian operations. At December 31, 2021, we had total assets and total liabilities of $121 million and $36 million, respectively, in Russia.

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
Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions, price controls on agricultural commodities, and energy policies (including biofuels mandates), can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. Additionally, regulation of financial markets and instruments in the United States and internationally may create uncertainty as these laws are adopted and implemented and may impose significant additional risks and costs that could impact our risk management practices. Further, increases in food and fertilizer prices have in the past resulted in increased scrutiny of our industries under antitrust and competition laws in various jurisdictions and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liabilities on us that could have a material adverse effect on our operating results and financial condition. Future governmental policies, regulations or actions impacting our industries may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in existing and target markets, or engage in risk management activities and otherwise cause our financial results to suffer.
Finally, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions, particularly disputes involving the United States and China. This has in the past led and can in the future lead to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, which have presented challenges and uncertainties for our business. We cannot predict the impacts that future trade policy or the terms of any negotiated trade agreements could have on our business and operations.

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
Divestitures may also expose us to potential liabilities or claims for indemnification, as we may be required to retain certain liabilities or indemnify buyers for certain matters, including environmental or litigation matters associated with the assets or businesses that we sell. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction and its cost to us could ultimately exceed the proceeds we receive for the divested assets or businesses. Divestitures also have other inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses and unexpected costs or other difficulties associated with the separation of the businesses to be sold from our information technology systems and other management processes, including the loss of key personnel. Further, expected cost savings or other anticipated efficiencies or benefits from divestitures may also be difficult to achieve or maximize.
Additionally, we have several joint ventures and investments in which we have limited control over governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners, and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows. In December 2019, we entered into the BP Bunge Bioenergia joint venture related to our sugar and ethanol business in Brazil, which resulted in the transfer of all assets and operations of this business into a new entity in which we hold a 50% interest. We share control in BP Bunge Bioenergia with BP, our joint venture partner, and as a result our ability to realize the benefits of this joint venture will depend in part on our ability to work with and cooperate with BP, as well as the talent of the leadership of BP Bunge Bioenergia. In addition, the business and financial performance of the BP Bunge Bioenergia joint venture may be adversely affected if there is a significant shortage of sugarcane supply, which is the principal raw material used in the production of ethanol and sugar, or if there is an increase in the cost of available sugarcane, which could result from any termination of the joint venture’s partnership or supply contracts.
We are subject to industry and other risks that could adversely affect our reputation and financial results.
We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims and recalls. We are also subject to shifts in customer and consumer preferences, including as a result of COVID-19, and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. Also, increasing focus on climate change, deforestation, water, animal welfare and human rights concerns, and other risks associated with the global food system may lead to increased activism focusing on food companies and their suppliers, governmental intervention and consumer responses. These risks could adversely affect our or our suppliers’ reputations and businesses and our ability to procure the materials we need to operate our business.
As a company whose products comprise staple food and feed products sold globally, as well as ingredients included in trusted food brands of our customers, maintaining a good corporate reputation is critical to our continued success. Reputational value is based in large part on perceptions, which can shift rapidly in response to negative incidents. The failure or alleged failure to maintain high standards for quality, safety, integrity, environmental sustainability and social responsibility, including with respect to raw materials and services obtained from suppliers, even if untrue, may result in tangible effects, such as reduced demand for our products, disruptions to our operations, increased costs and a loss of market share to competitors. Our reputation and results of operations could also be adversely impacted by changing consumer preferences and perceptions relating to some of the products we sell, such as with regard to the quantity and type of fats, sugars and grains consumed, as well as concerns regarding genetically modified crops. Failure to anticipate, adapt or respond effectively to these trends or issues may result in material adverse effects on our business, financial condition, and results of operations.
We are subject to numerous laws and regulations globally, which could adversely affect our operating results.
Due to our global business operations, we are required to comply with numerous laws and regulations in the countries in which we operate. These include general business regulations, such as with respect to taxes, accounting, anti-corruption and fair competition, trade sanctions, product safety, and environmental matters, as well as those governing the manufacturing, production, handling, storage, transport, marketing and sale of our products. These include laws and regulations relating to facility licensing and permitting, food and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters. Our operations and those of our suppliers are also subject to restrictions on land use in certain protected areas, forestry reserve requirements, and limitations on water use. In addition to liabilities arising out of our current and future operations for which we have ongoing processes to manage compliance with regulatory obligations, we may be subject to environmental liabilities for past operations at current facilities and in some cases to liabilities for past operations at facilities that we no longer own or operate. We may also be subject to liabilities for operations of acquired companies. Our industrial activities can also result in serious accidents that could result in personal injuries, facility shutdowns, reputational harm to our business and/or the expenditure of significant amounts to remediate safety issues or repair damaged facilities. We may incur material costs or liabilities to comply with environmental, health and safety requirements. Any failure to comply with applicable laws and regulations may subject us to substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities, litigation, and other liabilities, as well as damage to our reputation.
Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries. Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products, or to provide services outside the United States. Furthermore, embargoes and sanctions imposed by the United States and other governments restricting or prohibiting sales to specific persons or countries or based on product classification may expose us to potential criminal or civil sanctions. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or in certain locations the manner in which existing laws might be administered or interpreted.
In addition, continued government and public emphasis in countries in which we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight or other limitations on the agricultural industry, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, certain aspects of our business and the larger food production chain generate carbon emissions. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce greenhouse gas emissions including, but not limited to, the United States, Canada, Mexico, the European Union and its member states, and China. For example, the Biden Administration has issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Climate Agreement, pursuant to which the Administration has announced a goal of halving U.S. greenhouse gas emissions by 2030. The imposition of regulatory restrictions on greenhouse gas emissions in many markets in which we operate, which may include limitations on greenhouse gas emissions, national emission reduction plans, requirements to make additional investments to modify our facilities, equipment and processes, other restrictions on industrial operations, taxes or fees on greenhouse gas emissions, and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transporting our products, which could adversely affect our business, cash flows and results of operations.

We are exposed to credit and counterparty risk relating to our customer and supplier counterparties in the ordinary course of business. In particular, we advance capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital advanced to them.
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
In Brazil, where there have been limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. As of December 31, 2021 and 2020, respectively, we had approximately $594 million and $592 million in outstanding prepaid commodity purchase contracts and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.
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
As of December 31, 2021, we had $5,815 million of aggregate unused committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities and $5,964 million in total debt. Our debt levels could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are, and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets generally could adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, as well as adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Moreover, the COVID-19 pandemic has increased volatility and pricing in the capital markets, and we may not have access to preferred sources of liquidity when needed or on terms we find acceptable, and our borrowing costs could increase.
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
In addition, some of our credit facilities, interest rate derivatives and commercial agreements use LIBOR (London Inter-Bank Offered Rate) as the benchmark rate. LIBOR has recently been the subject of international reform proposals such that most LIBOR settings were discontinued at the end of 2021 with only certain U.S. dollar LIBOR settings continuing through mid-2023, at which point they will also be discontinued. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (SOFR) as an alternative rate for use in contracts that are currently indexed to U.S. dollar LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. We have identified our contractual arrangements that will be impacted by the cessation of the remaining U.S. dollar

LIBOR settings. To prepare for this change, we are actively working with counterparties to incorporate fallback language in negotiated contracts, in addition to incorporating non-LIBOR reference rate and fallback language, when applicable, in new contracts. The evaluation and modification of contracts is ongoing. As such, as our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR, or the establishment of alternative reference rates such as SOFR, may have on LIBOR, other benchmark rates or floating rate debt instruments.
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
We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance, and other information and processes necessary to operate and manage our business. If our third-party service providers do not respond or perform effectively in connection with a cyber breach or system failure, our business may be impacted.
Increased social engineering threats and more sophisticated computer crime, including advanced persistent threats and zero-day vulnerability exploits, pose a potential risk to the security of our information technology systems, networks and services and we may incur significant costs in protecting against potential security breaches, cyber-based attacks or other cyber incidents. Our information technology and infrastructure may experience attacks by hackers, breaches or other failures or disruptions that could compromise our systems and the information stored there. Such risks increase while some of our workforce in certain countries in which we operate continues to work from home due to the COVID-19 pandemic. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks.
We have implemented security policies, training programs, measures and disaster recovery plans designed to prevent, detect and mitigate cyber-based attacks, and to protect the security and continuity of our networks and critical systems. We use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company and user data or accounts. In addition, we also conduct tests and assessments using independent third parties on a regular basis. These measures may not adequately prevent adverse events such as breaches or failures from occurring, or mitigate their severity if they do occur.
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
We are also subject to a variety of laws and regulations regarding data privacy, data protection, and data security, including laws related to the collection, storage, handling, use, disclosure, transfer and security of personal information. Data privacy regulations continue to evolve, and non-compliance with such regulations could subject the Company to legal claims or proceedings, potential regulatory fines and penalties and damage to our reputation. These factors may adversely impact our business, results of operations and financial condition, as well as our competitive position.
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
Our operations are dependent on a wide array of third parties.
The success of our supply chain relies on the continued performance of a wide array of third parties. Suppliers, vendors, co-manufacturers, third-party outsourcers, warehousing partners, and transportation providers are among our critical business partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as financial issues, operational failures, labor issues, cybersecurity events, pandemics or other health issues, such as COVID-19, or other systemic issues could impact our unaffiliated third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations, such as exposing us to cybersecurity-related compromises, or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue.
We are dependent on our executive management and other key personnel.
Our success depends on our executive management team and other key personnel with skills upon which our business depends, and our ability to effectively identify, attract, retain and motivate high quality employees, and replace those who retire or resign. We believe that we have an experienced and highly qualified executive management team and the loss of service of any one or more of these key personnel could have a significant adverse impact on our operations and our future profitability. Failure to retain and motivate our executive management team and to hire, retain and develop other important personnel could generally impact other levels of our management and operations, as well as our ability to execute our strategies and may adversely affect our business and results of operations.
Risks Relating to Our Common Shares
We are a Bermuda company, and it may be difficult to enforce judgments against us and our directors and executive officers.
We are a Bermuda exempted company. As a result, the rights of holders of our common shares will be governed by Bermuda law and our memorandum of association and bylaws. The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies or corporations incorporated in other jurisdictions, including the United States. Several of our directors and some of our officers are non-residents of the United States, and a substantial portion of our assets and the assets of those directors and officers are located outside the United States. As a result, it may be difficult to effect service of process on those persons in the United States or to enforce in the United States judgments obtained in U.S. courts against us or those persons based on civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the United States, against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.
Our bylaws restrict shareholders from bringing legal action against our officers and directors.
Our bylaws contain a broad waiver by our shareholders of any claim or right of action, both individually and on our behalf, against any of our officers or directors. The waiver applies to any action taken by an officer or director, or the failure of an officer or director to take any action, in the performance of his or her duties, except with respect to any matter involving any fraud or dishonesty on the part of the officer or director. This waiver limits the right of shareholders to assert claims against our officers and directors unless the act, or failure to act, involves fraud or dishonesty.

We have anti-takeover provisions in our bylaws that may discourage a change of control.
Our bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions provide for:
•directors to be removed without cause at any special general meeting only upon the affirmative vote of at least 66% of all votes attaching to all shares then in issue entitling the holder to attend and vote on the resolution;
•restrictions on the time period in which directors may be nominated;
•our Board of Directors to determine the powers, preferences and rights of our preference shares and to issue the preference shares without shareholder approval; and
•an affirmative vote of at least 66% of all votes attaching to all shares then in issue entitling the holder to attend and vote on the resolution for certain business combination transactions, which have not been approved by our Board of Directors.
These provisions, as well as any additional anti-takeover measures our Board of Directors could adopt in the future, could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
The following tables provide information on our principal operating facilities as of December 31, 2021.
Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness	163,908	14,571,829
Refined and Specialty Oils	71,226	836,646
Milling (1)	27,897	1,325,127

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America (1)	80,128	3,129,090
South America	80,041	10,041,841
Europe	63,659	2,509,532
Asia-Pacific	39,203	1,053,139
(1)Includes production and storage capacities of the assets associated with our Mexico wheat milling business included in assets held for sale at December 31, 2021. See Note 2- Acquisitions and Dispositions to our consolidated financial statements included as part of this Annual Report on Form 10-K for more information.
Agribusiness
In our Agribusiness segment, we have 115 commodity storage facilities globally, which are located close to agricultural production areas or export locations. We also have 52 oilseed processing plants globally and operate three fertilizer processing and blending plants in Argentina. We have 36 merchandising, distribution, and administrative offices throughout the world.

Refined and Specialty Oils
In our Refined and Specialty Oils business, we have 69 refining and packaging facilities throughout the world. We also have 88 storage facilities globally that are located close to food and ingredient locations. In addition, to facilitate distribution in Brazil, we operate five distribution centers.
Milling
In our Milling business, we have 23 milling facilities throughout the world. We also have 9 storage facilities globally that are located close to milling facility locations.
Other
Our corporate headquarters co-located with our North American operations in Chesterfield, Missouri, occupies approximately 150,000 square feet of space under a lease that expires in December 2022. We also own or lease other office space for our operations worldwide.
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
(b)Approximate Number of Holders of Common Stock
To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2021, we had 141,057,414 common shares issued and outstanding, which were held by approximately 70 registered holders.
(c)Dividends
We have historically paid and expect to continue to pay cash dividends to holders of our common shares on a quarterly basis. In addition, holders of our 4.875% cumulative convertible perpetual preference shares are entitled to annual dividends per share in the amount of $4.875 per year payable quarterly, if, as and when declared by the Board of Directors in accordance with the terms of those shares. Any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our Board of Directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.
Under Bermuda law, a company may not declare or pay dividends from time to time if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities. Under our bylaws, each common share is entitled to dividends if, as and when dividends are declared by our Board of Directors, subject to any preferred dividend right of the holders of any preference shares. Bermuda has exchange controls which apply to residents in respect of the Bermuda dollar. As an exempted company, Bunge is designated as non-resident for Bermuda exchange control purposes by the Bermuda Monetary Authority. Pursuant to our non-resident status, there are no Bermuda restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-residents who are holders of our common shares in all other currencies, including currency of the United States.
Under current Bermuda law, there is no Bermuda withholding or other tax on dividends or other distributions, nor any Bermuda tax computed on profit or income payable by Bunge or its operations. Furthermore, no Bermuda tax is levied on the sale or transfer (including by gift and/or on the death of the shareholder) of Bunge common shares (other than by shareholders resident in Bermuda).
We paid quarterly dividends on our common shares of $0.525 per share in the third and fourth quarters of 2021, and $0.50 per share in the first and second quarters of 2021. We paid quarterly dividends of $0.50 per common share in each of the four quarters of 2020. On November 3, 2021, we declared a regular quarterly cash dividend of $0.525 per common share payable on March 2, 2022 to shareholders of record on February 16, 2022.

(d)Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2021, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	5,254,625	(2)	$62.28	(3)	4,726,179	(4)
(1)Includes our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, Equity Incentive Plan, 2007 Non-Employee Directors' Equity Incentive Plan and 2017 Non-Employee Directors' Equity Incentive Plan.
(2)Includes non-statutory stock options outstanding as to 3,146,095 common shares, performance-based restricted stock unit awards as to 1,012,353 common shares, and 1,096,177 unvested and time-based restricted stock units outstanding (including dividend equivalents payable in common shares) under our various equity incentive plans noted in (1) above. Dividend equivalent payments that are credited to each participant’s account are paid in our common shares at the time the award is settled.
(3)Calculated based on non-statutory stock options outstanding under our 2016 Equity Incentive Plan and 2009 Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit awards, performance-based restricted stock unit awards and deferred restricted stock unit awards under our various equity incentive plans noted in (1) above.
(4)Includes dividend equivalents payable in common shares. Shares available under our 2016 Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our 2016 Equity Incentive Plan provides that the maximum number of common shares issuable under the plan is 10,900,000, subject to adjustment in accordance with the terms of the plan. Our 2017 Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 320,000, subject to adjustment in accordance with the terms of the plan. No additional awards may be granted under the Equity Incentive Plan and the Non-Employee Directors' Equity Incentive Plan.

(e) Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2016 through the quarter ended December 31, 2021. The graph sets the beginning value of our common shares and the indices at $100 and assumes that all dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index.
Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
Note: Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Purchases of Equity Securities by Registrant and Affiliated Purchasers
In May 2015, we established a program for the repurchase of up to $500 million of our issued and outstanding common shares. Bunge repurchased 1,298,384 common shares during the year ended December 31, 2021 for $100 million. Total repurchases under the program from its inception in May 2015 through December 31, 2021 were 8,551,824 shares for $500 million, thereby completing the program. There were no repurchases under this program in the quarter ended December 31, 2021.
In October 2021, our Board of Directors approved a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date, and there have been no repurchases under this program as of December 31, 2021.
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

Item 6.    [Reserved]

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
Agribusiness
    In the Agribusiness segment, we purchase, store, transport, process and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation, and logistics services. Profitability in our processing operations is also impacted by volumes procured, processed and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting and selling decisions, plant diseases, governmental policies, and agricultural sector economic conditions. Reported volumes in this segment primarily reflect (i) grains and oilseeds originated from farmers, cooperatives or other aggregators and from which "origination margins" are earned; (ii) oilseeds processed in our oilseed processing facilities and from which "crushing margins" are earned, representing the margin from the industrial separation of the oilseed into its protein meal and vegetable oil components, both of which are separate commodity products; and (iii) third party sales of grains, oilseeds and related commodity products merchandised through our distribution businesses and from which "distribution margins" are earned. The foregoing subsegment volumes may overlap as they produce separate margin capture opportunities. For example, oilseeds procured in our South American grain origination activities may be processed in our oilseed processing facilities in Asia-Pacific and will be reflected at both points within the segment. As such, these reported volumes do not represent solely volumes of net sales to third-parties, but rather where margin is earned, appropriately reflecting their contribution to our global network's capacity utilization and profitability.
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
    Additionally, price fluctuations and availability of commodities may cause fluctuations in our working capital, such as inventories, accounts receivable and borrowings over the course of a given year. For example, increased availability of commodities at harvest times often causes fluctuations in our inventories and borrowings. Increases in agricultural commodity prices will also generally cause our cash flow requirements to increase as our operations require increased use of cash to acquire inventories and fund daily settlement requirements on exchange-traded futures that we use to hedge our physical inventories.
Refined and Specialty Oils
In the Refined and Specialty Oils segment, our operating results are affected by changes in the prices of raw materials such as crude vegetable oils, the mix of products that we sell, changes in consumer eating habits, changes in per capita income, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the Refined and Specialty Oils segment are largely sourced at market prices from our Agribusiness segment. Reported volumes in this segment reflect third-party sales of our finished products and, as such, include the sales of products derived from raw materials sourced from the Agribusiness segment as well as from third-parties. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Milling
    In the Milling segment, our operating results are affected by changes in the prices of raw materials such as grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita income, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the Milling segment are largely sourced at market prices from our Agribusiness segment. Reported volumes in these segments reflect third-party sales of our finished products and, as such, include the sales of products derived from raw materials sourced from the Agribusiness segment as well as from third-parties. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Sugar and Bioenergy
    Our Sugar and Bioenergy segment primarily comprises our 50% interest in BP Bunge Bioenergia, the joint venture formed in December 2019 by the combination of our Brazilian sugar and bioenergy operations with the Brazilian biofuels business of BP. Until December 2019, our Brazilian sugar and bioenergy operations formed the majority of our Sugar and Bioenergy segment through which we produced and sold sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North and Midwest regions of Brazil. Following the joint venture's formation we no longer consolidate our Brazilian sugar and bioenergy operations in our consolidated financial statements and instead account for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results for 2021 and 2020 include our share of the net earnings in BP Bunge Bioenergia, whereas our Sugar and Bioenergy results for 2019 reflect our former 100% ownership interest in the Brazilian sugar and bioenergy operations contributed to the joint venture. Although we are committed to supporting the growth and development of BP Bunge Bioenergia, our long-term goal is to seek strategic opportunities for our investment in the joint venture.
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
    In addition to these industry related factors which impact our business areas, our results of operations in all business areas and segments are affected by the following factors:
Foreign Currency Exchange Rates
    Due to the global nature of our operations, our operating results can be materially impacted by foreign currency exchange rates. Both translation of our foreign subsidiaries' financial statements and foreign currency transactions can affect our results. On a monthly basis, for subsidiaries whose functional currency is a currency other than the U.S. dollar, subsidiary statements of income and cash flows must be translated into U.S. dollars for consolidation purposes based on weighted-average exchange rates in each monthly period. As a result, fluctuations of local currencies compared to the U.S. dollar during each monthly period impact our consolidated statements of income and cash flows for each reported period (per quarter and year-to-date) and also affect comparisons between those reported periods. Subsidiary balance sheets are translated using exchange rates as of the balance sheet date with the resulting translation adjustments reported in our consolidated balance sheets as a component of Accumulated other comprehensive loss.
    Additionally, we record transaction gains or losses on monetary assets and liabilities that are not denominated in the functional currency of the entity. These amounts are remeasured into their respective functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the entity's statement of income and, therefore, in our consolidated statements of income as Foreign exchange gains (losses) - net.
    We primarily use a combination of equity and intercompany loans to finance our subsidiaries. Intercompany loans that are of a long-term investment nature with no intention of repayment in the foreseeable future are considered permanently invested and as such are treated as analogous to equity for accounting purposes. As a result, any foreign currency translation gains or losses on such permanently invested intercompany loans are reported in Accumulated other comprehensive loss in our consolidated balance sheets. In contrast, foreign currency translation gains or losses on intercompany loans that are not of a permanent nature are recorded in our consolidated statements of income as Foreign exchange gains (losses) - net.
Income Taxes
    As a Bermuda exempted company, we are not subject to income taxes in our jurisdiction of incorporation.  However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 35%. The jurisdictions that significantly impact our effective tax rate are Brazil, the United States, Argentina, Switzerland and Bermuda. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction in which we operate, and the use of estimates and assumptions regarding future events.
Non-U.S. GAAP Financial Measures
Total segment earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge also uses Core Segment EBIT, Non-core Segment EBIT and Total Segment EBIT to evaluate the operating performance of Bunge’s Core reportable segments, Non-core reportable segments, and total reportable segments together with Corporate and Other. Core Segment EBIT is the aggregate of the EBIT of each of Bunge’s Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core Segment EBIT is the EBIT of Bunge’s Sugar & Bioenergy segment. Total Segment EBIT is the aggregate of the EBIT of Bunge’s Core and Non-core reportable segments, together with Corporate and Other. Bunge’s management believes Core Segment EBIT, Non-core Segment EBIT and Total Segment EBIT are useful measures of operating profitability since the measures allow for an evaluation of the performance of its segments without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income (loss) attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income (loss) or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT below.
Cash provided by (used for) operating activities, adjusted is calculated by including the Net proceeds from beneficial interests in securitized trade receivables with Cash provided by (used for) operating activities. Cash provided by (used for) operating activities, adjusted is a non-GAAP financial measure and is not intended to replace Cash provided by (used for) operating activities, the most directly comparable U.S. GAAP financial measure. Our management believes presentation of this measure allows investors to view our cash generating performance using the same measure that management uses in evaluating financial and business performance and trends.

2021 Overview
Net Income (Loss) Attributable to Bunge - For the year ended December 31, 2021, Net income attributable to Bunge was $2,078 million, an increase of $933 million compared to a Net income attributable to Bunge of $1,145 million for the year ended December 31, 2020. The increase was due to higher Segment EBIT in our Core and Non-core segments, as further discussed in the Segment Overview and Results of Operations section below.
Earnings Per Common Share - Diluted - For the year ended December 31, 2021, Net income attributable to Bunge common shareholders, diluted, was $13.64 per share, an increase of $5.93 per share, compared to $7.71 per share for the year ended December 31, 2020.
EBIT - For the year ended December 31, 2021, Total Segment EBIT was $2,661 million, an increase of $1,028 million compared to EBIT of $1,633 million for the year ended December 31, 2020. The increase in Total Segment EBIT for the year ended December 31, 2021 was due to higher Segment EBIT in our Core and Non-core segments, as further discussed in the Segment Overview and Results of Operations section below, and which also provides a reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT.
Income Tax (Expense) Benefit - Income tax expense was $398 million for the year ended December 31, 2021 compared to income tax expense of $248 million for the year ended December 31, 2020. The increase in income tax expense for the year ended December 31, 2021 was primarily due to higher pretax income, resulting from higher EBIT in our Core and Non-core segments, as noted above.
Liquidity and Capital Resources – At December 31, 2021, working capital, which equals total current assets less total current liabilities, was $7,136 million, an increase of $1,940 million, compared to working capital of $5,196 million at December 31, 2020. The increase in working capital is primarily due to higher commodity prices, including related increases in readily marketable inventories ("RMI") purchases, and lower short-term debt levels driven by a $1 billion long-term bond issuance in the second quarter of 2021 (see Note 18- Long-term Debt, to our consolidated financial statements), from which a portion of the proceeds were used to pay down short-term debt.
Segment Overview and Results of Operations
Effective January 1, 2021, we changed our reporting segments to align with our new value chain operational structure, as discussed in Note 28- Segment Information to our consolidated financial statements. Certain reclassifications of prior period amounts within the reporting segments have been made to conform to current presentation.
Our operations are now organized, managed and classified into four reportable segments, organized based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core operations comprise our Sugar & Bioenergy segment, which itself primarily comprises our 50% interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP").
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance program, accounts receivable securitization activities, and certain income tax assets and liabilities.
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Net income (loss) attributable to Bunge	$2,078	$1,145	$(1,280)
Interest income	(48)	(22)	(31)
Interest expense	243	265	339
Income tax expense	398	248	86
Noncontrolling interests' share of interest and tax	(10)	(3)	(5)
Total segment EBIT	$2,661	$1,633	$(891)
Agribusiness Segment EBIT	2,290	1,560	737
Refined and Specialty Oils Segment EBIT	666	440	121
Milling Segment EBIT	(74)	91	96
Core Segment EBIT	2,882	2,091	954
Corporate and Other EBIT	(333)	(371)	(248)
Sugar and Bioenergy Segment EBIT	112	(87)	(1,597)
Non-core Segment EBIT	112	(87)	(1,597)
Total Segment EBIT	$2,661	$1,633	$(891)

Core Segments
Agribusiness Segment

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Volumes (in thousand metric tons)	142,013	143,054	139,158
Net sales	$43,636	$30,047	$28,920
Cost of goods sold	(41,133)	(28,185)	(27,765)
Gross profit	2,503	1,862	1,155
Selling, general and administrative expense	(432)	(520)	(490)
Foreign exchange (losses) gains — net	(24)	150	(36)
EBIT attributable to noncontrolling interests	(28)	(21)	1
Other income — net	215	42	65
Income (loss) from affiliates	56	47	42
Total Agribusiness Segment EBIT	$2,290	$1,560	$737

2021 Compared to 2020
Agribusiness segment Net sales increased by $13,589 million, or 45%, to $43,636 million for the year ended December 31, 2021, compared to $30,047 million for the year ended December 31, 2020. The increase was due to the following:
•In Processing, Net sales increased $7,125 million primarily due to significantly higher average sales prices in our soybean processing businesses in all regions, driven by higher commodity prices, and significantly higher average sales prices in our European softseed processing business. The above increases were partially offset by slightly lower volumes in most key regions.
•In Merchandising, Net sales increased $6,464 million due to significantly higher average sales prices, primarily in our global corn, global oil and global wheat businesses, driven by higher commodity prices, and higher sales in our ocean freight business driven by increased global freight demand and related sales prices.
Cost of goods sold increased by $12,948 million, or 46%, to $41,133 million for the year ended December 31, 2021 compared to $28,185 million for the year ended December 31, 2020. The increase was primarily due to the following:
•In Processing, Cost of goods sold increased by $6,492 million due to higher global commodity prices and related sales as noted above, as well as increased industrial input costs driven by inflation, in particular energy, partially offset by favorable mark-to-market results in our global soybean processing businesses.
•In Merchandising, Cost of goods sold increased by $6,456 million due to higher global commodity prices and related sales as noted above, as well as increased industrial input costs driven by inflation, in particular energy, and unfavorable mark-to-market results, primarily in our ocean freight business.
Gross profit increased by $641 million, or 34%, to $2,503 million for the year ended December 31, 2021, compared to $1,862 million for the year ended December 31, 2020. The increase was primarily due to the following:
•In Processing, an increase of $633 million was due to higher Net sales in excess of higher Cost of goods sold, as a result of strong oil and meal demand leading to higher sales prices, coupled with favorable mark-to-market results, as described above.
•In Merchandising, an increase of $8 million was due to higher Net sales in excess of higher Cost of goods sold, as higher average sales prices were partially offset by unfavorable mark-to-market results, as described above.
Selling, general and administrative ("SG&A") expenses decreased $88 million, or 17%, to $432 million for the year ended December 31, 2021, compared to $520 million for the year ended December 31, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other activities in the current year, as well as favorable currency movements, primarily from the weakening of the Argentine peso and Brazilian real.

Foreign exchange gains (losses) - net decreased $174 million, to a loss of $24 million for the year ended December 31, 2021, compared to a gain of $150 million for the year ended December 31, 2020. Foreign exchange results were primarily driven by losses on U.S. dollar denominated loans payable in non-U.S. functional currency operations.
Other income (expenses) - net increased $173 million, to income of $215 million for the year ended December 31, 2021, compared to income of $42 million for the year ended December 31, 2020. The increase is primarily due to a $158 million gain resulting from the sale of certain interior grain elevators located in the United States during 2021.
Segment EBIT increased $730 million, or 47%, to $2,290 million for the year ended December 31, 2021, compared to $1,560 million for the year ended December 31, 2020. The increase was primarily due to the following:
•In Processing, an increase of $558 million was primarily due to higher Gross profit, lower SG&A and higher Other income (expense) - net, partially offset by foreign exchange losses, as described above.
•In Merchandising, an increase of $172 million was primarily due to higher Gross profit, lower SG&A and higher Other income (expense) - net, partially offset by foreign exchange losses, as described above.
2020 Compared to 2019
Agribusiness segment Net sales increased by $1,127 million, or 4%, to $30,047 million for the year ended December 31, 2020, compared to $28,920 million for the year ended December 31, 2019. The increase was due to the following:
•In Processing, Net sales increased $638 million principally due to higher sales volumes in our South American, North American, and European and Asian soybean processing businesses, primarily driven by increased meal demand in China and increased oil demand in North America, as well as higher volumes and prices in our Canadian and European softseed processing businesses, driven by demand for renewable diesel.
•In Merchandising, Net sales increased $489 million primarily due to higher average sales prices and volumes in our global corn and global oil businesses, driven by increased demand in China following an easing of trade restrictions in place for much of 2019, as well as higher volumes in Brazil driven by increased farmer selling in response to depreciation of Brazilian real versus the U.S. dollar earlier in the year. The above increases were partially offset by lower volumes in our global wheat business.
Cost of goods sold increased by $420 million, or 2%, to $28,185 million for the year ended December 31, 2020, compared to $27,765 million for the year ended December 31, 2019. The increase was primarily due to the following:
•In Processing, Cost of goods sold increased by $195 million due to higher sales activity, as described above, as well as unfavorable mark-to-market results in our processing businesses, partially offset by favorable translation impacts on industrial costs as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during 2020, as well as non-recurring prior year property, plant and equipment (PP&E) impairment charges at various facilities associated with portfolio rationalization initiatives.
•In Merchandising, Cost of goods sold increased by $225 million due to the higher sales activity noted above, partially offset by favorable mark-to-market results and translation impacts on industrial costs as most currencies in which such expenses are denominated depreciated versus the U.S. dollar during 2020, as well as non-recurring prior year PP&E impairment charges at various facilities associated with portfolio rationalization initiatives.
Gross profit increased by $707 million, or 61%, to $1,862 million for the year ended December 31, 2020, compared to $1,155 million for the year ended December 31, 2019. The net increase was primarily due to the following:
•In Processing, an increase of $443 million was due to higher Net sales in excess of higher Cost of goods sold, primarily driven by strong demand in our soybean processing businesses across all regions, as described above.
•In Merchandising, an increase of $264 million was due to higher Net sales in excess of higher Cost of goods sold, primarily driven by strong demand in our global corn and global oil businesses, as described above.
SG&A expenses increased $30 million, or 6%, to $520 million for the year ended December 31, 2020, compared to $490 million for the year ended December 31, 2019. The increase was mainly due to higher variable incentive costs on the back of improved overall company profitability, partially offset by savings associated with ongoing cost initiatives, lower expenses due to COVID-19 travel restrictions, favorable translation impacts as most currencies in which SG&A expenses are denominated depreciated versus the U.S. dollar during 2020, and an $11 million prior year write-off of an indemnification asset associated with the reversal of an uncertain tax position.
Foreign exchange gains (losses) - net increased $186 million, to a gain of $150 million for the year ended December 31, 2020, compared to a loss of $36 million for the year ended December 31, 2019. Foreign exchange results were primarily driven by gains on U.S. dollar denominated loans receivable in non-U.S. functional currency operations.
Other income (expenses) - net decreased $23 million, to income of $42 million for the year ended December 31, 2020, compared to income of $65 million for the year ended December 31, 2019. The decrease was primarily due to lower results from our financial services activities during 2020.
Segment EBIT increased $823 million, or 112%, to $1,560 million for the year ended December 31, 2020, compared to $737 million for the year ended December 31, 2019. The increase was primarily due to the following:
•In Processing, an increase of $543 million was primarily due to higher Gross profit and increased foreign exchange results, partially offset by higher SG&A expenses, as described above.
•In Merchandising, an increase of $280 million was primarily due to higher Gross profit and increased foreign exchange results, partially offset by higher SG&A expenses, as described above.

Refined and Specialty Oils Segment

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Volumes (in thousand metric tons)	9,202	9,529	9,632
Net sales	$13,332	$9,599	$9,193
Cost of goods sold	(12,476)	(8,859)	(8,582)
Gross profit	856	740	611
Selling, general and administrative expense	(355)	(391)	(375)
Foreign exchange losses — net	(1)	(2)	(1)
EBIT attributable to noncontrolling interests	(73)	(2)	7
Other income (expense) — net	239	95	(121)
Total Refined and Specialty Oils Segment EBIT	$666	$440	$121

2021 Compared to 2020
Refined and Specialty Oils segment Net sales increased by $3,733 million, or 39%, to $13,332 million for the year ended December 31, 2021, compared to $9,599 million for the year ended December 31, 2020, primarily due to significantly higher average selling prices in North America, Europe and Asia, driven by strong demand for renewable diesel and in food services. The above increases were partially offset by lower overall volumes, driven by our South American operations due to stay-at-home orders associated with COVID-19 earlier in the current year, as well as the sale of our Brazilian margarine and mayonnaise assets in late 2020.
Cost of goods sold increased by $3,617 million, or 41%, to $12,476 million for the year ended December 31, 2021, compared to $8,859 million for the year ended December 31, 2020. The increase in Cost of goods sold was due to higher raw material commodity prices as discussed above, higher industrial input costs, in particular energy, and a $50 million impairment charge, which includes $15 million attributable to noncontrolling interests, recorded in relation to an oils facility in China. These increases were partially offset by lower overall volumes as described in Net sales above.
Gross profit increased by $116 million, or 16%, to $856 million for the year ended December 31, 2021, compared to $740 million for the year ended December 31, 2020. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, primarily driven by strong demand for renewable diesel and in food services, as described above.
SG&A expenses decreased $36 million, or 9%, to $355 million for the year ended December 31, 2021, compared to $391 million for the year ended December 31, 2020, primarily due to higher bad debt expense recorded in the prior year, favorable currency movements, primarily from the weakening of the Brazilian real, and the allocation of a higher portion of variable incentive costs to Corporate and Other activities in the current year.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased by $71 million, to expense of $73 million for the year ended December 31, 2021, compared to expense of $2 million for the year ended December 31, 2020. The expense for the current year is primarily due to improved results in Bunge Loders Croklaan, including the noncontrolling interest share of the gain on sale of our Rotterdam oils refinery, partially offset by the noncontrolling interest share of an impairment charge on an oils facility in China.
Other income (expenses) - net increased $144 million to income of $239 million for the year ended December 31, 2021 compared to income of $95 million for the year ended December 31, 2020. Current period income was primarily due to a $219 million gain, which includes the amount attributable to noncontrolling interests, resulting on the sale of our Rotterdam oils refinery, as well as a $19 million gain on the sale of a Mexican oils packaging facility. Prior period income was due to a gain on the sale of our Brazilian margarine and mayonnaise assets, which closed during the fourth quarter of 2020.
Segment EBIT increased by $226 million, or 51%, to $666 million for the year ended December 31, 2021, compared to $440 million for the year ended December 31, 2020. The increase was primarily due to higher Gross profit and Other income (expenses) - net, and lower SG&A, partially offset by higher EBIT attributable to noncontrolling interests, as described above.
2020 Compared to 2019
Refined and Specialty Oils segment Net sales increased by $406 million, or 4%, to $9,599 million for the year ended December 31, 2020, compared to $9,193 million for the year ended December 31, 2019. The increase was due to higher average selling prices in all regions, and higher sales volumes to food processor customers driven by increased at-home consumption associated with COVID-19 stay-at-home orders, partially offset by lower food services volumes, again due to COVID-19. The year ended December 31, 2020 also benefited from $47 million of indirect tax credits related to the favorable resolution of a Brazilian indirect tax claim.
Cost of goods sold increased by $277 million, or 3%, to $8,859 million for the year ended December 31, 2020, compared to $8,582 million for the year ended December 31, 2019. The increase in Cost of goods sold was due to higher Net sales, partially offset by favorable translation impacts, unfavorable mark-to-market results in 2019, and approximately $40 million of non-recurring PP&E impairment charges at various facilities associated with portfolio rationalization initiatives during 2019.
Gross profit increased by $129 million, or 21%, to $740 million for the year ended December 31, 2020, compared to $611 million for the year ended December 31, 2019. The increase was primarily due to higher Net sales in excess of higher Cost of goods sold, primarily related to food processor margin expansion resulting from increased at-home consumption associated with COVID-19 stay-at-home orders, as described above.
SG&A expenses increased $16 million, or 4%, to $391 million for the year ended December 31, 2020, compared to $375 million for the year ended December 31, 2019. The increase was primarily due to higher variable incentive costs on the back of improved overall company profitability and increased bad debt expense, partially offset by favorable translation impacts and lower travel costs associated with COVID-19 travel restrictions.
Other income (expenses) - net increased $216 million, or 179%, to income of $95 million for the year ended December 31, 2020 compared to expense of $121 million for the year ended December 31, 2019, due to a gain on the sale of our Brazilian margarine and mayonnaise assets, which closed in the fourth quarter of 2020, and a 2019 goodwill impairment charge of $108 million, which includes $32 million attributable to noncontrolling interests associated with our Bunge Loders Croklaan joint venture.
Segment EBIT increased by $319 million, or 264%, to $440 million for the year ended December 31, 2020, compared to $121 million for the year ended December 31, 2019. The increase was primarily due to higher Gross profit and Other income (expenses) - net, as described above.

Milling Segment

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Volumes (in thousand metric tons)	7,189	6,091	6,824
Net sales	$1,909	$1,616	$1,739
Cost of goods sold	(1,882)	(1,427)	(1,555)
Gross profit	27	189	184
Selling, general and administrative expense	(96)	(100)	(114)
Foreign exchange (losses) gains — net	(2)	4	6
EBIT attributable to noncontrolling interests	(1)	—	(2)
Other (expense) income — net	—	(1)	22
Loss from affiliates	(2)	(1)	—
Total Milling Segment EBIT	$(74)	$91	$96

2021 Compared to 2020
Milling segment Net sales increased by $293 million, or 18%, to $1,909 million for the year ended December 31, 2021, compared to $1,616 million for the year ended December 31, 2020. The increase was primarily due to higher volumes and average sales prices in our South American and Mexican wheat milling businesses and higher average sales prices in our North American corn milling business, partially offset by lower volumes in North America due to the sale of our rice milling business in the prior year.
Cost of goods sold increased by $455 million, or 32%, to $1,882 million for the year ended December 31, 2021, compared to $1,427 million for the year ended December 31, 2020. The increase was primarily driven by the increased sales activity noted above, higher industrial costs, in particular energy, and a non-recurring impairment charge of $170 million related to the classification of our Mexican wheat milling business as held-for-sale, as described further in Note 2- Acquisitions and Dispositions. These increases were partially offset by lower volumes in North America resulting from the prior year sale of our rice business and favorable current year mark-to-market results.
Gross profit decreased by $162 million, or 86%, to $27 million for the year ended December 31, 2021, compared to $189 million for the year ended December 31, 2020. The decrease was primarily due to the increase in Cost of goods sold in excess of the increase in Net sales, mostly due to a non-recurring impairment charge of $170 million related to the classification of our Mexican wheat milling business as held-for-sale, as described above.
SG&A expenses decreased by $4 million, or 4%, to $96 million for the year ended December 31, 2021, compared to $100 million for the year ended December 31, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other.
Segment EBIT decreased by $165 million, or 181%, to a loss before interest and taxes of $74 million for the year ended December 31, 2021, compared to earnings before interest and taxes of $91 million for the year ended December 31, 2020. The decrease was primarily due to lower Gross profit, mostly driven by a non-recurring impairment charge of $170 million related to the classification of our Mexican wheat milling business as held-for-sale, as described above.
2020 Compared to 2019
Milling segment Net sales decreased by $123 million, or 7%, to $1,616 million for the year ended December 31, 2020, compared to $1,739 million for the year ended December 31, 2019. The decrease was primarily due to lower average sales prices in Brazil and Mexico, and lower sales prices in our U.S. corn milling business, which more than offset higher volumes.
Cost of goods sold decreased by $128 million, or 8%, to $1,427 million for the year ended December 31, 2020, compared to $1,555 million for the year ended December 31, 2019. The decrease was due to lower Net sales, as described above, favorable translation impacts on industrial costs following depreciation of the Brazilian real and Mexican peso versus the U.S. dollar in 2020, and approximately $28 million of non-recurring impairment charges associated with our U.S. extrusion business and portfolio rationalization initiatives in 2019.

Gross profit increased by $5 million, or 3%, to $189 million for the year ended December 31, 2020, compared to $184 million for the year ended December 31, 2019. The increase was due to a decrease in Cost of goods sold in excess of the decrease in Net sales, as described above.
SG&A expenses decreased by $14 million, or 12%, to $100 million for the year ended December 31, 2020, compared to $114 million for the year ended December 31, 2019 as favorable translation impacts and lower travel costs associated with COVID-19 restrictions were partially offset by higher variable compensation costs associated with improved company profitability.
Other income (expenses) - net decreased $23 million, to expense of $1 million for the year ended December 31, 2020, compared to income of $22 million for the year ended December 31, 2019. The decrease is primarily due to a $19 million gain on the sale of two facilities in Brazil during 2019.
Segment EBIT decreased $5 million, or 5%, to $91 million for the year ended December 31, 2020, compared to $96 million for the year ended December 31, 2019. The decrease was primarily due to lower Other income (expense) - net, partially offset by lower SG&A and higher Gross profit, as described above.

Corporate and Other

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Net sales	$5	$—	$—
Cost of goods sold	(34)	(9)	(4)
Gross profit	(29)	(9)	(4)
Selling, general and administrative expense	(350)	(347)	(335)
Foreign exchange (losses) gains — net	(11)	(2)	3
EBIT attributable to noncontrolling interests	3	—	—
Other income (expense) — net	54	(12)	89
Loss from affiliates	—	(1)	(1)
Total Corporate and Other EBIT	$(333)	$(371)	$(248)

2021 Compared to 2020
Corporate and Other EBIT improved $38 million, or 10%, to a loss of $333 million for the year ended December 31, 2021, compared to a loss of $371 million for the year ended December 31, 2020. The improved result is primarily due to our corporate venture capital unit (Bunge Ventures) activities, which benefited from a net mark-to-market gain on the initial public offering of two of its investments during the current year period, as well as a bad debt expense and related legal provision in relation to an historical account receivable balance deemed uncollectible in the prior year period, partially offset by higher variable incentive costs in the current year due in part to allocating a larger portion of variable incentive costs from the segments to Corporate and Other activities in the current year.
2020 Compared to 2019
Corporate and Other EBIT decreased $123 million, or 50%, to a loss of $371 million for the year ended December 31, 2020, compared to a loss of $248 million for the year ended December 31, 2019. The decrease is primarily due to higher variable incentive costs associated with improved company profitability during 2020, $66 million in bad debt expense in relation to a disputed account receivable balance stemming from an historical account receivable balance deemed uncollectible, and positive mark-to-market results on one of our corporate venture capital unit investments in 2019, partially offset by non-recurring impairment charges and related employee severance costs associated with the relocation of our corporate headquarters in 2019, and lower travel costs in 2020 due to COVID-19 restrictions.

Non-core Segment
Sugar and Bioenergy Segment

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Volumes (in thousand metric tons)	375	334	3,836
Net sales	$270	$142	$1,288
Cost of goods sold	(264)	(139)	(2,692)
Gross profit	6	3	(1,404)
Selling, general and administrative expense	(1)	—	(37)
Foreign exchange losses — net	—	—	(89)
EBIT attributable to noncontrolling interests	—	—	—
Other income (expense) — net	1	2	(66)
Income (loss) from affiliates	106	(92)	(1)
Total Sugar and Bioenergy Segment EBIT	$112	$(87)	$(1,597)

2021 Compared to 2020
Segment EBIT increased $199 million, or 229%, to income of $112 million for the year ended December 31, 2021, from a loss of $87 million for the year ended December 31, 2020. The increase is due to more favorable results from our investment in BP Bunge Bioenergia, driven by higher sugar and ethanol volumes and higher average sugar and ethanol sales prices in the current period, as well as a significant prior year foreign exchange loss on U.S. dollar denominated debt of the joint venture due to a large depreciation in the Brazilian real during 2020.
2020 Compared to 2019
Segment EBIT increased by $1,510 million, or 95% to a loss of $87 million for the year ended December 31, 2020, compared to a loss of $1,597 million for the year ended December 31, 2019. The increase was primarily due to $1,673 million in non-recurring charges incurred in 2019 associated with the contribution of our Brazilian sugar and bioenergy operations, comprising the majority of our Sugar and Bioenergy segment, to the BP Bunge Bioenergia joint venture during the fourth quarter of 2019.

Interest—A summary of consolidated interest income and expense follows:

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Interest income	$48	$22	$31
Interest expense	(243)	(265)	(339)
2021 Compared to 2020
Interest income increased $26 million to $48 million for the year ended December 31, 2021, compared to $22 million for the year ended December 31, 2020. Interest expense decreased $22 million to $243 million for the year ended December 31, 2021, compared to $265 million for the year ended December 31, 2020. The decrease in net interest expense was primarily due to lower variable interest rates, as well as increased Interest income primarily driven by the positive resolution of an historical value-added tax matter, during the year ended December 31, 2021.
2020 Compared to 2019
Interest income decreased $9 million to $22 million for the year ended December 31, 2020, compared to $31 million for the year ended December 31, 2019. Interest expense decreased $74 million to $265 million for the year ended December 31, 2020, compared to $339 million for the year ended December 31, 2019. The net decrease was the result of lower average interest rates on outstanding debt during the year ended December 31, 2020.

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
Working Capital

	As of December 31,
US$ in millions, except current ratio	2021	2020
Cash and cash equivalents	$902	$352
Trade accounts receivable, net	2,112	1,717
Inventories	8,431	7,172
Other current assets(1)	5,015	6,940
Total current assets	$16,460	$16,181
Short-term debt	$673	$2,828
Current portion of long-term debt	504	8
Trade accounts payable	4,250	2,636
Current operating lease obligations	350	235
Other current liabilities(2)	3,547	5,278
Total current liabilities	$9,324	$10,985
Working capital(3)	$7,136	$5,196
Current ratio(3)	1.77	1.47
(1)Comprises Assets held for sale and Other current assets
(2)Comprises Liabilities held for sale and Other current liabilities
(3)Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities

Working capital was $7,136 million at December 31, 2021, an increase of $1,940 million, or 37%, from working capital of $5,196 million at December 31, 2020.
Cash and Cash Equivalents - Cash and cash equivalents were $902 million at December 31, 2021, an increase of $550 million from $352 million at December 31, 2020, primarily as a result of improved operating results. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity and deliver competitive returns subject to prevailing market conditions. Cash balances are invested in short-term deposits with highly rated financial institutions and in U.S. government securities.
Trade accounts receivable, net - Trade accounts receivable, net were $2,112 million at December 31, 2021, an increase of $395 million from $1,717 million at December 31, 2020. The increase is primarily due to increased Net sales in the current year driven by factors described in the Segment Overview & Results of Operations section above.

Inventories - Inventories were $8,431 million at December 31, 2021, an increase of $1,259 million from $7,172 million at December 31, 2020. The increase is primarily related to higher average commodity prices at the end of the current year relative to the prior year.
RMI comprises agricultural commodity inventories, including soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $6,869 million and $5,961 million at December 31, 2021 and December 31, 2020, respectively (see Note 5- Inventories, to our consolidated financial statements).
Other current assets - Other current assets, including Assets held for sale, were $5,015 million at December 31, 2021, a decrease of $1,925 million from $6,940 million at December 31, 2020. The decrease is primarily due to decreased unrealized gains on derivative contracts, lower margin deposits, and completion of the sale of our Rotterdam oils facility and United States interior grain assets during the year ended December 31, 2021, which were classified as held for sale at December 31, 2020. These decreases were partially offset by an increase in Deferred purchase price receivable (see Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program, to our consolidated financial statements) as well as the reclassification of certain assets associated with our Mexico wheat milling business as held for sale during the current year (see Note 2- Acquisitions and Dispositions, to our consolidated financial statements).

Short-term debt - Short-term debt, including the current portion of long-term debt, was $1,177 million at December 31, 2021, a decrease of $1,659 million from $2,836 million at December 31, 2020. The lower short-term debt level at December 31, 2021 compared to December 31, 2020 is primarily driven by a $1 billion long-term bond issuance in the second quarter of 2021 (see Note 18- Long-term Debt, to our consolidated financial statements), from which a portion of the proceeds were used to pay down short-term debt, in addition to increased cash from operations used to pay down debt in the current year.

Trade accounts payable - Trade accounts payable were $4,250 million at December 31, 2021, an increase of $1,614 million from $2,636 million at December 31, 2020. The increase in Trade accounts payable was primarily due to higher average inventory purchase prices during the current year as well as the timing of payments.

Other current liabilities - Other current liabilities, including Liabilities held for sale, were $3,547 million at December 31, 2021, a decrease of $1,731 million from $5,278 million at December 31, 2020. The decrease was primarily due to decreased unrealized losses on derivative contracts, the sale of our United States interior grain assets that were classified as held for sale at December 31, 2020, and a payment to acquire the noncontrolling equity interests in our Z.T. Kruszwica S.A. subsidiary in Europe during the year ended December 31, 2021 (see Note 13- Other Current Liabilities, to our consolidated financial statements). The Liabilities held for sale balance as of December 31, 2021 relates to the classification of our Mexico wheat milling business as held for sale during the current year (see Note 2- Acquisitions and Dispositions, to our consolidated financial statements).

Debt
Financing Arrangements and Outstanding Indebtedness—We conduct most of our financing activities through a centralized financing structure that provides the company with efficient access to debt and capital markets. This structure includes a master trust, the primary assets of which comprise intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V. and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.
Revolving Credit Facilities—At December 31, 2021, we had $5,565 million of aggregate committed borrowing capacity under our commercial paper program and various revolving bilateral and syndicated credit facilities, all of which was unused and available. The following table summarizes these facilities for the years presented:

		Total Committed Capacity (6)	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities (1)	Maturities	December 31, 2021	December 31, 2021	December 31, 2020

Commercial paper	2026	$600	$—	$549
Revolving credit facilities
$1 Billion 364-day Revolving Credit Agreement (2)	2022	1,000	—	250
$1.75 Billion 2024 Revolving Credit Facility (3)	2024	1,750	—	554
$1.35 Billion 5-year Revolving Credit Agreement (4)	2026	1,350	—	—
$865 Million 2026 Revolving Credit Facility (5)	2026	865	—	140
Total revolving credit facilities		4,965	—	944
Total (6)		$5,565	$—	$1,493
(1)See Note 17- Short-term Debt and Credit Facilities for further information on these programs.
(2)The $1 Billion 364-day Revolving Credit Agreement replaced the $1.25 Billion 364-day Revolving Credit Agreement that was in place as of December 31, 2020 and set to mature on October 21, 2021.

(3)The $1.75 Billion 2024 Revolving Credit Facility replaced the $1.75 Billion 2022 Revolving Credit Facility that was in place as of December 31, 2020 and set to mature on December 12, 2022.
(4)The $1.35 Billion Credit Agreement replaced the $1.1 billion five-year syndicated revolving credit agreement that was in place as of December 31, 2020 and set to mature on December 14, 2023.
(5)The $865 Million 2026 Facility replaced the $865 million revolving credit facility that was in place as of December 31, 2020 and set to mature on September 6, 2022.
(6)Total committed capacity for our commercial paper program and revolving credit facilities excludes the committed capacity of our $250 million delayed draw term loan required to be drawn by October 29, 2022 (see Note 18- Long-term Debt).
Short and long-term debt—Our short and long-term debt decreased by $1,324 million at December 31, 2021 from December 31, 2020, primarily due to cash inflows from operations, including net proceeds from beneficial interests in securitized trade receivables. These cash inflows helped to reduce the debt required to fund the increased working capital requirements throughout the year. For the year ended December 31, 2021, our average short and long-term debt outstanding was approximately $7,181 million compared to approximately $6,100 million for the year ended December 31, 2020. Our long-term debt outstanding balance, including the current-portion of long-term debt, was $5,291 million at December 31, 2021 compared to $4,460 million at December 31, 2020.
The following table summarizes our short-term debt activity at December 31, 2021.

(US$ in millions)	Outstanding Balance at December 31, 2021	Weighted Average Interest Rate at December 31, 2021	Highest Balance Outstanding During 2021	Average Balance During 2021	Weighted Average Interest Rate During 2021
Bank Borrowings(1)	$673	19.62%	$3,683	$2,044	4.18%
Commercial Paper	—	—%	475	154	0.25%
Total	$673	19.62%		$2,198	3.90%
(1)Includes $566 million of local currency bank borrowings in certain European, South American and Asia-Pacific countries at a weighted average interest rate of 23.14% as of December 31, 2021.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2021 there were no borrowings outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $673 million and $785 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2021 and 2020, respectively, to support working capital requirements.
On October 29, 2021, we entered into an unsecured $250 million delayed draw term loan (the "$250 Million Delayed Draw Term Loan") with a group of lenders that is required to be drawn by October 29, 2022. The $250 Million Delayed Draw Term Loan will bear interest at LIBOR plus an applicable margin, as defined in the $250 Million Delayed Draw Term Loan agreement. The $250 Million Delayed Draw Term Loan matures on October 29, 2028 and was not drawn as of December 31, 2021.

The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2021	2020
Short-term debt: (1)
Short-term debt (2)	$673	$2,828
Current portion of long-term debt	504	8
Total short-term debt	1,177	2,836
Long-term debt:
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A) (5)	267	297
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.00% Senior Notes due 2022	399	399
1.85% Senior Notes due 2023 - Euro	906	982
4.35% Senior Notes due 2024	598	597
1.63% Senior Notes due 2025	596	595
3.25% Senior Notes due 2026	697	696
3.75% Senior Notes due 2027	596	595
2.75% Senior Notes due 2031(3)	989	—
Other	154	210
Subtotal	5,291	4,460
Less: Current portion of long-term debt	(504)	(8)
Total long-term debt (4)	4,787	4,452
Total debt	$5,964	$7,288
(1)    Includes secured debt of $43 million and $1 million at December 31, 2021 and December 31, 2020, respectively.
(2)    Includes $566 million and $558 million of local currency borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 23.14% and 24.54% as of December 31, 2021 and December 31, 2020, respectively.
(3)    See Note 18- Long-term Debt for further information on the 2.75% Senior Notes due 2031.
(4)    Includes secured debt of $50 million and $5 million at December 31, 2021 and December 31, 2020, respectively.
(5)     Effective January 1, 2022, the three-month Yen LIBOR rate was discontinued and replaced by the Tokyo Overnight Average Rate ("TONAR" or "TONA").
Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2021 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB	Stable
Moody's	P-1	Baa2	Stable
Fitch		BBB	Stable
(1)Short-term rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
Our debt agreements do not have any credit rating downgrade triggers that would accelerate the maturity of our debt. However, credit rating downgrades would increase borrowing costs under our credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on competitive terms. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.
Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum net worth, minimum current ratio, maximum debt to capitalization ratio, and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2021.

Trade Receivable Securitization Program
The Company, and certain of its subsidiaries participate in a trade receivable securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers") that provides for funding of up to $925 million against receivables sold into the Program. The Program, which provides us with an additional source of liquidity, terminates on May 17, 2024, unless extended for an additional period in accordance with the terms of the receivables transfer agreement.
Our risk of loss following the sale of the trade receivables under the program is limited to the deferred purchase price receivable (the "DPP"), which at December 31, 2021 and 2020 had a fair value of $496 million and $177 million, respectively, and is included in Other current assets in our consolidated balance sheets (see Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program to our consolidated financial statements included as part of this Annual Report on Form 10-K). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Delinquencies and credit losses on trade receivables sold under the Program during the years ended December 31, 2021, 2020 and 2019 were insignificant.
Interest Rate Swap Agreements
We may use interest rate swaps as hedging instruments and record the swaps at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in fair value due to changes in benchmark interest rates. See Note 16- Derivative Instruments and Hedging Activities to our consolidated financial statements.
Equity
Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2021	2020
Convertible perpetual preference shares	$690	$690
Common shares	1	1
Additional paid-in capital	5,590	5,408
Retained earnings	8,979	7,236
Accumulated other comprehensive loss	(6,471)	(6,246)
Treasury shares, at cost (2021—16,726,697 and 2020—15,428,313)	(1,120)	(1,020)
Total Bunge shareholders' equity	7,669	6,069
Noncontrolling interests	156	136
Total equity	$7,825	$6,205
Total Bunge shareholders' equity was $7,669 million at December 31, 2021 compared to $6,069 million at December 31, 2020. The increase in Bunge shareholders' equity during the year ended December 31, 2021 was primarily due to $2,078 million of Net income attributable to Bunge and $122 million from the issuance of common shares under our share based compensation programs, partially offset by $225 million of Other comprehensive loss, primarily driven by currency translation adjustments, $294 million and $34 million of declared dividends to common and preferred shareholders, respectively, and $100 million of common share repurchases.
Noncontrolling interest increased to $156 million at December 31, 2021 from $136 million at December 31, 2020 primarily due to Net income attributable to our noncontrolling interest entities, offset by dividends paid to non-controlling interest holders.
At December 31, 2021, we had 6,899,683 4.875% cumulative convertible perpetual preference shares outstanding with an aggregate liquidation preference of $690 million. Each convertible perpetual preference share has an initial liquidation preference of $100, per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. The convertible perpetual preference shares carry an annual dividend of $4.875 per share payable quarterly. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible perpetual preference share is convertible, at the holder's option, at any time into 1.2799 Bunge Limited common shares, based on the conversion price of $78.1322 per share, subject to certain additional anti-dilution adjustments (which represents 8,830,904 Bunge Limited common shares at December 31, 2021). At any time, if the closing price of our common shares equals or exceeds 130% of the conversion price for 20 trading days during any consecutive 30 trading days (including the last trading day of such period), we may elect to cause the convertible perpetual preference shares to be automatically converted into Bunge Limited common shares at the then-prevailing conversion price. The convertible perpetual preference shares are not redeemable by us at any time.
Share repurchase program - In May 2015, we established a program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Bunge repurchased 1,298,384 common shares under this program during the year ended December 31, 2021, for $100 million, and 2,546,000 common shares under this program during the year ended December 31, 2020, for $100 million. Total repurchases under the program from its inception in May 2015 through December 31, 2021 were 8,551,824 shares for $500 million.
During October 2021, our Board of Directors approved a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date, and there have been no repurchases under this program as of December 31, 2021.

Cash Flows

	Year ended December 31,
US$ in millions	2021	2020	2019
Cash used for operating activities	$(2,894)	$(3,536)	$(808)
Cash provided by investing activities	5,113	1,813	1,503
Cash (used for) provided by financing activities	(1,632)	1,763	(771)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(63)	19	5
Net increase (decrease) in cash and cash equivalents and restricted cash	$524	$59	$(71)
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
2021 Compared to 2020
For the year ended December 31, 2021, our cash and cash equivalents and restricted cash increased $524 million, compared to a decrease of $59 million for the year ended December 31, 2020.
Operating: Cash used for operating activities was $2,894 million for the year ended December 31, 2021, a decrease of $642 million compared to cash used for operating activities of $3,536 million for the year ended December 31, 2020. The decrease in cash used was primarily due to higher Net income and lower cash required to fund working capital, partially offset by increased Beneficial interest in securitized trade receivables driven by increased sales during the year ended December 31, 2021.

	Year ended December 31,
US$ in millions	2021	2020
Cash used for operating activities	$(2,894)	$(3,536)
Net proceeds from beneficial interest in securitized trade receivables	5,057	1,943
Cash provided by (used for) operating activities, adjusted	$2,163	$(1,593)
Cash provided by operating activities, adjusted for proceeds from beneficial interest in securitized trade receivables was $2,163 million for the year ended December 31, 2021, compared to cash used for operating activities of $1,593 million for the year ended December 31, 2020. The change was primarily due to higher Net income, net of non-cash gains and losses, during the year ended December 31, 2021.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as Foreign exchange (losses) gains - net. For the year ended December 31, 2021 we recorded a foreign currency loss on net debt of $78 million versus a foreign currency gain on net debt for the year ended December 31, 2020 of $206 million, which were included as adjustments to reconcile Net income to Cash used for operating activities in the line item "Foreign exchange (gain) loss on net debt" in our consolidated statements of cash flows. This adjustment is required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $5,113 million for the year ended December 31, 2021 compared to $1,813 million for the year ended December 31, 2020, an increase of $3,300 million. The increase was primarily due to higher net proceeds from beneficial interests in securitized trade receivables as well as proceeds from the sales of our United States interior grain elevators and oils facilities in Rotterdam and in Mexico, partially offset by increased net payments for investments for the year ended December 31, 2021.
For the year ended December 31, 2021, net cash proceeds from beneficial interests in securitized trade receivables was $5,057 million. We also generated proceeds from the divestiture of businesses and disposal of property, plant and equipment of $647 million driven by proceeds from the sales of our United States interior grain elevators and oils facilities in Rotterdam and in Mexico. In addition, we received proceeds from investments of $171 million, primarily promissory notes related to financial services investments, which were more than offset by payments of $308 million for such investments. We also made payments for capital expenditures of $399 million related to capital projects at various facilities. For the year ended December 31, 2020, cash from beneficial interests in securitized trade receivables was $1,943 million. We also generated proceeds from the divestiture of businesses and disposal of property, plant and equipment of $194 million driven by proceeds from sales of our Brazilian margarine and mayonnaise business and a U.S. rice mill. In addition, we received proceeds from investments of $305 million, primarily from promissory notes related to financial services investments, which were more than offset by payments of $337 million for such investments. We also made payments for capital expenditures of $365 million related to capital projects at various facilities.
Financing: Cash used for financing activities was $1,632 million for the year ended December 31, 2021, a decrease of $3,395 million, compared to cash provided by financing activities of $1,763 million for the year ended December 31, 2020,
For the year ended December 31, 2021, we had net cash repayments from short-term and long-term debt of $1,097 million, primarily driven by net repayments of Short-term debt, partially offset by proceeds from Long-term debt resulting from our $1 Billion bond issuance in May 2021. Short-term debt is primarily used to fund seasonal working capital requirements, mostly comprising RMI, which can fluctuate based on funding requirements. Additionally, we paid $147 million to acquire the noncontrolling equity interest of our Polish subsidiary, Z.T. Kruszwica S.A. (see Note 13- Other Current Liabilities, to our consolidated financial statements), paid dividends of $323 million to our common shareholders and holders of our convertible preference shares, paid $76 million in dividends to noncontrolling interest shareholders of certain of our non-wholly owned subsidiaries, primarily Loders, and repurchased $100 million of common shares. For the year ended December 31, 2020, net cash proceeds from short-term and long-term debt were $2,202 million, primarily used to fund seasonal working capital requirements, mostly comprising RMI. We also paid dividends of $316 million to our common shareholders and holders of our convertible preference shares and repurchased $100 million of common shares.
2020 Compared to 2019
In 2020, our cash and cash equivalents, and restricted cash increased by $59 million, compared to a decrease of $71 million in 2019.
Operating: Cash used for operating activities was $3,536 million for the year ended December 31, 2020, an increase of $2,728 million compared to cash used for operating activities of $808 million for the year ended December 31, 2019. The increase was due to higher working capital funding requirements, primarily RMI and proceeds from beneficial interests in securitized trade receivables, as a result of higher average commodity prices, partially offset by higher net income during the year ended December 31, 2020.

	Year ended December 31,
US$ in millions	2020	2019
Cash provided by (used for) operating activities	$(3,536)	$(808)
Net proceeds from beneficial interest in securitized trade receivables	1,943	1,312
Cash provided by (used for) operating activities, adjusted	$(1,593)	$504

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
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the year ended December 31, 2020, we recorded a foreign currency gain on net debt of $206 million versus a foreign currency loss on net debt for the year ended December 31, 2019 of $139 million, which were included as adjustments to reconcile Net income to Cash used for operating activities in the line item "Foreign exchange (gain) loss on net debt" in our consolidated statements of cash flows. This adjustment is required as these losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $1,813 million for the year ended December 31, 2020 compared to $1,503 million for the year ended December 31, 2019, an increase of $310 million. The increase was primarily due to higher proceeds from beneficial interests in securitized trade receivables, lower capital expenditures, and higher cash inflows from settlements of net investment hedges, offset by lower net proceeds from investments and the divestiture of businesses and property, plant and equipment.
For the year ended December 31, 2020, cash from beneficial interests in securitized trade receivables was $1,943 million. In addition, we received proceeds from investments of $305 million, primarily promissory notes related to financial services investments, which were more than offset by payments of $337 million for such investments. We also made payments for capital expenditures of $365 million related to capital projects at various facilities and received $65 million in proceeds from the settlement of net investment hedges of certain of our foreign operations. For the year ended December 31, 2019, cash from beneficial interests in securitized trade receivables was $1,312 million. In addition, we received proceeds from investments of $449 million, primarily from promissory notes related to financial services investments, partially offset by payments of $393 million made for such investments. We also made payments for capital expenditures of $524 million, which primarily related to the replanting of sugarcane in our Brazilian sugar and biofuels business that was contributed to the BP Bunge Bioenergia joint venture in late 2019, as well as other capital projects at various facilities.
Financing: Cash provided by financing activities was $1,763 million for the year ended December 31, 2020, an increase of $2,534 million, compared to cash used by financing activities of $771 million for the year ended December 31, 2019.
For the year ended December 31, 2020, we had net cash proceeds from short-term and long-term debt of $2,202 million, primarily used to fund seasonal working capital requirements, mostly comprising RMI. We also paid dividends of $316 million to our common shareholders and holders of our convertible preference shares, and we repurchased $100 million of common shares. For the year ended December 31, 2019, net cash repayments of short-term and long-term debt were $438 million, primarily due to lower overall debt needs following the transfer of our industrial sugar business in Brazil to the BP Bunge Bioenergia joint venture. In addition, we paid dividends of $317 million to our common shareholders and holders of our convertible preference shares.
Capital Expenditures
Our cash payments made for capital expenditures were $399 million, $365 million and $524 million for the years ended December 31, 2021, 2020 and 2019, respectively. We intend to make capital expenditures in the range of $650 million to $750 million in 2022. Our priorities for 2022 are to maintain the cash generating capacity of our assets through non-discretionary projects, such as maintenance, safety and compliance, as well as discretionary investments in growth and productivity projects, focusing on our strategy to strengthen our oilseeds platform, increase participation in biofuels and plant-based proteins, and grow our value-added oils business. These discretionary and non-discretionary capital investments will also help us achieve certain of our environmental and sustainability related objectives. We intend to fund these capital expenditures primarily with cash flows from operations.

Off-Balance Sheet Arrangements
Guarantees
We have issued or were party to the following guarantees at December 31, 2021:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$244
Residual value guarantee (2)	271
Other guarantees	7
Total	$522

(1)We have issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, one of our subsidiaries has guaranteed the obligations of two of its affiliates, and in connection therewith, has secured its guarantee obligations through a pledge of one of its affiliate's shares plus loans receivable from the affiliate to the financial institutions in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at December 31, 2021, our potential liability was $234 million, and we have recorded a $7 million obligation related to these guarantees.
(2)We have issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars and barges. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2022 through 2028. At December 31, 2021, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 27- Leases, to our consolidated financial statements).
We have provided a guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.

Contractual Obligations
The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2022	2023 - 2024	2025 - 2026	2027 and thereafter
Short-term debt	$673	$673	$—	$—	$—
Long-term debt(1)	5,316	508	1,904	1,301	1,603
Variable interest rate obligations	8	3	5	—	—
Interest obligations on fixed rate debt	677	155	221	155	146
Non-cancelable lease obligations(2)	930	372	354	126	78
Capital commitments	72	48	24	—	—
Freight supply agreements(3)	231	231	—	—	—
Inventory purchase commitments	426	409	17	—	—
Power supply purchase commitments	101	41	24	21	15
Other commitments and obligations(4)	215	188	19	7	1
Total contractual cash obligations(5)	$8,649	$2,628	$2,568	$1,610	$1,843
(1)Includes components of long-term debt attributable to unamortized premiums of $26 million and excludes components of long-term debt attributable to fair value hedge accounting of $1 million.

(2)Represents future minimum payments under non-cancelable leases with initial terms of one year or more. Minimum lease payments have not been reduced by minimum sublease income receipts of $31 million due in future periods under non-cancelable subleases.
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
(5)Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2021, Bunge had uncertain income tax liabilities of $81 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 14- Income Taxes to our consolidated financial statements.
Employee Benefit Plans
We expect to contribute $21 million to our defined benefit pension plans and $4 million to our postretirement benefit plans in 2022.

Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. GAAP requires management to make substantial judgment or estimation in their application that may significantly affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments.
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
However, we also engage in various trade structured finance activities to leverage the value of our global trade flows. These activities include programs under which we generally obtain U.S. dollar-denominated letters of credit ("LCs") from financial institutions, each based on an underlying commodity trade flow, time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts. Trade related payables are set-off against receivables under such arrangements when all related assets and liabilities are subject to legally enforceable set-off agreements and the criteria of ASC 210-20, Offsetting, has been met. Cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
Translation of Foreign Currency Financial Statements
Our reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency. As such, amounts included in the consolidated statements of income, comprehensive income (loss), cash flows, and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive loss. However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then such foreign entity's financial statements are remeasured as if the functional currency were the reporting currency.

Foreign Currency Transactions
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in our consolidated statements of income as Foreign exchange gains (losses) - net unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is neither planned nor anticipated in the foreseeable future, in which case the remeasurement gain or loss is reported as a component of Accumulated other comprehensive loss in our consolidated balance sheets.
Inventories and Derivatives
Our RMI, forward RMI purchase and sale contracts, and exchange-traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs. We estimate the fair values of commodity inventories and forward purchase and sale contracts on these inventories based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or over-the-counter ("OTC") markets with appropriate adjustments for differences in local markets where our inventories are located. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. The significant unobservable inputs for RMI and physically-settled forward purchase and sale contracts relate to certain management estimates regarding transportation costs and other local market or location-related adjustments, primarily freight-related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, we use proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums, and discounts in our contracts. Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of Cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as Inventories and Unrealized gains and losses on derivative contracts in the consolidated balance sheets and Cost of goods sold in the consolidated statements of income, respectively, could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as Inventories, Unrealized gains and losses on derivative contracts, and Cost of goods sold could differ.
Allowances for Uncollectible Accounts
Trade Accounts Receivable—Trade accounts receivable are stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. We establish allowances for uncollectible trade accounts receivable based on lifetime expected credit losses using an aging schedule for each pool of trade accounts receivable. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix based on Bunge's historical receivables data. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of our trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined that collection of the balance is unlikely.
Specifically, in establishing appropriate default rates as of December 31, 2021, we took into consideration expected impacts on our customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on our consolidated financial statements.
We record and report accrued interest receivable within the same line item as the related receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. We recognize credit loss expense when establishing an allowance for accrued interest receivable.
Secured Advances to Suppliers—Secured advances to suppliers are stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Secured advances to suppliers are expected to be settled through delivery of non-cash assets and as such, allowances are established when collection is not probable. We establish an allowance for secured advances to suppliers, generally farmers and resellers of grain, based on historical experience, farming economics and other market conditions as well as specific customer collection issues. Uncollectible accounts are written off when a settlement is reached for an amount below the outstanding historical balance or when we have determined that collection is unlikely.
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
During the fourth quarters of 2021 and 2020, we performed our annual impairment assessment and determined the estimated fair values of each of our goodwill reporting units exceeded each of their carrying values. See Note 8- Goodwill, to our consolidated financial statements. Please refer to Note 10- Impairments to our consolidated financial statements for details of goodwill impairment charges recorded in the three years ended December 31, 2021.
Property, Plant and Equipment and Other Finite-Lived Intangible Assets
Long-lived assets include property, plant and equipment and other finite-lived intangible assets. Property, plant and equipment and finite-lived intangible assets are depreciated or amortized over their estimated useful life on a straight line basis. When facts and circumstances indicate the carrying values of these assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the undiscounted projected future cash flows to be generated by such assets from their use and ultimate disposal. If the carrying value of our assets is not recoverable, we recognize an impairment loss in the amount that carrying value exceeds fair value. Impairment is recognized as a charge against results of operations. Our judgments related to the expected useful lives of these assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of these assets, changes in these factors could cause us to realize material impairment charges. Please refer to Note 10- Impairments to our consolidated financial statements for details of property, plant and equipment and other finite-lived intangible asset impairment charges recorded in the three years ended December 31, 2021.
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

Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, see "Item 3. Legal Proceedings" and Note 21- Commitments and Contingencies to our consolidated financial statements.
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
We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. The calculation of our uncertain tax positions involves complexities in the application of intricate tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2021 and 2020, we had recorded uncertain tax positions of $81 million and $52 million, respectively, in our consolidated balance sheets. For additional information on income taxes, please refer to Note 14- Income Taxes to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Recoverable Taxes
We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, as well as other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil and Europe. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payments by the applicable government agencies and the offset of outstanding balances against income or certain other taxes owed to the applicable governments, where permissible. At December 31, 2021 and 2020, the allowance for recoverable taxes was $44 million and $58 million, respectively. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
New Accounting Pronouncements
See Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Risk Management
As a result of our global activities, we are exposed to changes in, among other things, agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and inflationary pressures, which may affect our results of operations and financial position. We actively monitor and manage these various market risks associated with our business activities. Our risk management decisions take place in various locations, but exposure limits are centrally set and monitored, operating under a global governance framework. Additionally, our Board of Directors' Enterprise Risk Management Committee and our internal Management Risk Committee oversee our global market risk governance framework, including risk management policies and limits.
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options, major financial institutions, or approved exchange cleared shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in the fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 15- Fair

Value Measurements and Note 16- Derivative Instruments and Hedging Activities to our consolidated financial statements included as part of this Annual Report on Form 10-K for a more detailed discussion of our use of derivative instruments.
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
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil (from crude to various degrees of refined products), softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors, including inflationary pressures, that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase and sale contracts. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were executed and the contractual forward delivery period.
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
Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, and OTC and exchange-traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values of each agricultural commodity, calculated by valuing all of our commodity positions for the period at quoted market prices, where available, or by utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Year Ended December 31, 2021		Year Ended December 31, 2020
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$1,706	$(171)	$1,374	$(137)
Lowest daily aggregated position value	$(3)	$—	$54	$(5)

Ocean Freight Risk
Ocean freight represents a significant portion of our operating costs. The market price for ocean freight varies depending on the supply and demand for ocean vessels, global economic conditions, inflationary pressure, and other factors. We enter into time charter agreements for time on ocean freight vessels based on forecasted requirements for the purpose of transporting agricultural commodities. Our time charter agreements generally have terms ranging from two months to approximately three years. We use financial derivatives, generally freight forward agreements, to hedge portions of our ocean freight costs. The ocean freight derivatives are included in Other current assets and Other current liabilities on the consolidated balance sheets at fair value.
Energy Risk
We purchase various energy commodities such as electricity, natural gas and bunker fuel, which are used to operate our manufacturing facilities and ocean freight vessels. These energy commodities are subject to price risk, including inflationary pressures. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, to manage our exposure to volatility in energy costs and market prices. These energy derivatives are included in other current assets and other current liabilities on the consolidated balance sheets at fair value.
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2021 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated as analogous to equity for accounting purposes. As a result, foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive loss in the consolidated balance sheets. Included in Other comprehensive income (loss) are foreign currency losses of $74 million for the year ended December 31, 2021 and foreign currency losses of $140 million for the year ended December 31, 2020 related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2021, was $6,162 million with a carrying value of $5,964 million.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at December 31, 2021 would result in a decrease of approximately $40 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our senior debt at December 31, 2021 would cause an increase of approximately $40 million in the fair value of our debt.
A hypothetical 100 basis point change in LIBOR would result in a change of approximately $52 million in our interest expense on our variable rate debt at December 31, 2021. Some of our variable rate debt is denominated in currencies other than U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See "Risk Factors - We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business" for a discussion of certain risks related to LIBOR.
Inflation Risk
Inflationary factors generally affect us by increasing our labor and overhead costs, as well as costs related to those items associated with certain risks identified above, which may adversely affect our results of operations and financial position. We have historically been able to recover the impacts of inflation through sales price increases, however we cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases in the future. Our inability to do so could harm our results of operations and financial position.

Derivative Instruments
Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap, future and option contracts in certain of our operations to mitigate the risk of exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow or fair value hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.
We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedge transactions are highly effective in offsetting changes in the hedged items.
Interest Rate Derivatives—We may enter into interest rate swap agreements for the purpose of managing certain of our interest rate exposures. Interest rate swaps used by us as hedging instruments are recorded at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Certain of these agreements may be designated as fair value hedges. In such instances, the carrying amount of the associated hedged debt is also adjusted through earnings for changes in fair value arising from changes in benchmark interest rates. We may also enter into interest rate basis swap agreements that do not qualify as hedges for accounting purposes. The impact of changes in fair value of interest rate swap agreements is primarily presented in interest expense.
Commodity Derivatives—We primarily use derivative instruments to manage our exposure to movements associated with agricultural commodity prices. We generally use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities held as inventories or subject to forward purchase and sale contracts, but may also enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange-traded futures contracts, representing the unrealized gains and/or losses on these instruments, are settled daily, generally through our 100% owned futures clearing subsidiary. Forward purchase and sale contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange-traded futures and forward purchase and sale contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related RMI are included in Cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.
Ocean Freight Derivatives—We use derivative instruments referred to as freight forward agreements, or FFAs, and FFA options to hedge portions of our current and anticipated ocean freight costs. Changes in the fair values of ocean freight derivatives are recorded in Cost of goods sold.
Energy Derivatives—We use derivative instruments for various purposes, including to manage our exposure to volatility in energy costs and our exposure to market prices related to the sale of biofuels. Our operations use substantial amounts of energy, including natural gas, coal and fuel oil, including bunker fuel. Changes in the fair values of energy derivatives are recorded in Cost of goods sold.
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

Item 8.    Financial Statements and Supplementary Data
Our financial statements and related schedule required by this item are contained on pages F-1 through F-68 and on page E-1 included as part of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we continue to migrate certain processes to shared business service models from across our operations in order to consolidate functions while standardizing our processes and financial systems globally. In connection with these initiatives, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting but are expected over time to result in changes to such internal controls over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 24, 2022

Item 9B.    Other Information
None.
PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2022 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2022 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance-Board Meetings and Committees-Audit Committee," "Corporate Governance-Board Composition and Independence," "Audit Committee Report," "Corporate Governance-Corporate Governance Guidelines and Code of Conduct" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business-Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2022 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2022 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2022 Annual General Meeting of Shareholders under the captions "Corporate Governance-Board Composition and Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2022 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
10.1
Sixth Amended and Restated Pooling Agreement, dated as of August 31, 2020, among Bunge Funding Inc., Bunge Management Services Inc., as Servicer, and The Bank of New York, as Trustee (incorporated by reference from the Registrant’s Form 10-K filed February 19, 2021)

10.2
Fifth Amended and Restated Series 2000-1 Supplement, dated as of June 28, 2004, among Bunge Funding Inc., Bunge Management Services, Inc., as Servicer, Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Letter of Credit Agent, JPMorgan Chase Bank, as Administrative Agent, The Bank of New York Mellon, as Collateral Agent and Trustee, and Bunge Asset Funding Corp., as Series 2000-1 Purchaser (incorporated by reference from the Registrant's Form 10-K filed February 27, 2012)

10.3		Credit Agreement, dated October 29, 2021, among Bunge Limited Finance Corp., as Borrower, CoBank ACB, as Administrative Agent and Lead Arranger, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on November 1, 2021)
10.4		Guaranty, dated as of October 29, 2021, between Bunge Limited, as Guarantor, and CoBank ACB, as Administrative Agent (incorporated by reference from the Registrant’s Form 8-K filed on November 1, 2021)

Exhibit Number		Description
10.5		Eighth Amendment to and Restatement of the Receivables Transfer Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)
10.6		Ninth Amendment to the Receivables Transfer Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)
10.7		Tenth Amendment to the Receivables Transfer Agreement, dated October 11, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)
10.8		Eleventh Amendment to the Receivables Transfer Agreement, dated May 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 23, 2018)
10.9		Twelfth Amendment to the Receivables Transfer Agreement, dated October 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 23, 2018)
10.10		Thirteenth Amendment to the Receivables Transfer Agreement, dated January 12, 2018, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers
10.11
Fourteenth Amendment to the Receivables Transfer Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers

10.12
Fifteenth Amendment to the Receivables Transfer Agreement, dated May 29, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

10.13
Sixteenth Amendment to the Receivables Transfer Agreement, dated August 27, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

10.14
Seventeenth Amendment to the Receivables Transfer Agreement, dated May 5, 2020, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

10.15	*
Eighteenth Amendment to the Receivables Transfer Agreement, dated April 21, 2021, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers

Exhibit Number		Description
10.16
Nineteenth Amendment to the Receivables Transfer Agreement, dated May 17, 2021, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant’s Form 8-K filed on May 17, 2021)

10.17
Fourth Amended and Restated Receivables Transfer Agreement, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, dated May 17, 2021 (incorporated by reference from the Registrant's Form 8-K filed May 17, 2021)

10.18		Twentieth Amendment to the Receivables Transfer Agreement, dated October 6, 2021, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant’s Form 10-Q filed on October 27, 2021)
10.19
Fifth Amended and Restated Receivables Transfer Agreement, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, dated October 18, 2021(incorporated by reference from the Registrant’s Form 10-Q filed on October 27, 2021)

10.20		Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)
10.21
Second Amendment to the Servicing Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

10.22
Third Amendment to the Servicing Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

10.23
Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.24
First Amendment to Performance and Indemnity Agreement, dated May 24, 2012, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)

10.25
Subordinated Loan Agreement, dated June 1, 2011, among Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Subordinated Lender, Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Master Servicer, and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

10.26
First Amendment to the Subordinated Loan Agreement, dated August 27, 2019, among Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Subordinated Lender, Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.) as Master Servicer, and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

10.27	++	U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)

Exhibit Number		Description
10.28		First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.29		Second Amendment to the U.S. Receivables Purchase Agreement, dated June 30, 2016, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Koninklijke Bunge B.V., as Seller Agent, Bunge North America Capital, Inc., as the Buyer, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)
10.30	++	U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.31		First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.32
Fifth Amended and Restated Pre-Export Financing Agreement, dated November 6, 2020, among the Pre-Export Borrowers party thereto, the Pre-Export Lenders party thereto, Sumitomo Mitsui Banking Corporation, as Pre-Export Administrative Agent, and Banco Rabobank International Brasil S.A., as Pre-Export Collateral Agent (incorporated by reference from the Registrant's Form 10-K filed on February 19, 2021)

10.33
Thirteenth Amended and Restated Liquidity Agreement, dated as of December 14, 2018, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed December 17, 2018)

10.34
Fourteenth Amended and Restated Liquidity Agreement, dated as of July 16, 2021, among Bunge Asset Funding Corp., the financial institutions party thereto, Citibank, N.A., as Syndication Agent, BNP Paribas, Coöperatieve Rabobank, U.A., New York Branch, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from the Registrant's Form 8-K filed on July 19, 2021)

10.35
Tenth Amended and Restated Guaranty, dated as of July 16, 2021, by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, in its capacity as Letter of Credit Agent, and the Letter of Credit Banks named therein, JPMorgan Chase Bank, N.A., as Administrative Agent under the Liquidity
Agreement, and The Bank of New York Mellon, as Collateral Agent under the Security Agreement and
Trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on July 19, 2021)

10.36		Annex X, dated as of July 16, 2021 (incorporated by reference from the Registrant's Form 8-K filed on July 19, 2021)
10.37
Revolving Credit Agreement, dated as July 16, 2021, among Bunge Limited Finance Corp., as Borrower, Citibank, N.A., as Syndication Agent, BNP Paribas, Coöperatieve Rabobank U.A., New York Branch, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders party thereto (incorporated by reference from the Registrant's Form 8-K filed on July 19, 2021)

10.38
Guaranty, dated as of July 16, 2021, by Bunge Limited, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent under the Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on July 19, 2021)

10.39		Bunge Limited Equity Incentive Plan (Amended and Restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.40	+	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.41	+	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 11, 2014)
10.42	+	Form of Nonqualified Stock Option Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.43	+	Form of Restricted Stock Unit Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)

Exhibit Number		Description
10.44	+	Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement under the 2009 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.45	+	Bunge Limited 2016 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 15, 2016)
10.46	+	Form of Global Stock Option Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.47	+	Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to pro rata vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.48	+	Form of Global Restricted Stock Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (for RSUs subject to cliff vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.49	+	Form of Global Performance Unit Agreement under the 2016 Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.50	+	Bunge Limited 2017 Non-Employee Director Equity Incentive Plan, as Amended and Restated (incorporated by reference from Appendix B to the Registrant’s proxy statement on Schedule 14A, filed on March 23, 2021)
10.51	+	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 23, 2018
10.52	+	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.53	+	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.54	+	Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.55	+	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.56	+	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.57	+	Description of Non-Employee Directors' Compensation (effective as of January 1, 2014) (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2014)
10.58	+	Form of Executive Change of Control Agreement (incorporated by reference from the Registrant’s Form 10-Q filed November 1, 2017)
10.59	+	Employment Agreement, dated as of April 25, 2019, between Bunge Limited and Gregory A. Heckman (incorporated by reference from the Registrant's Form 8-K filed on April 26, 2019)
10.60	+	Employment Offer Letter, dated May 7, 2019, from Bunge Limited to John W. Neppl (incorporated by reference from the Registrant’s Form 10-Q filed on July 31, 2019)
10.61	* +	Amendment to Employment Agreement, dated as of November 17, 2021, between Bunge Limited and Brian J. Zachman
10.62	+++	Facility Agreement, dated December 16, 2021, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Natixis and SMBC Bank International Plc as Arrangers, BNP Paribas, as Sustainability Co-ordinator, Natixis, as Lead Sustainability Co-ordinator, and Crédit Agricole Corporate and Investment Bank, as Agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2021)
10.63		Guaranty of Bunge Limited, as Guarantor, to Crédit Agricole Corporate and Investment Bank, as Agent under the Facility Agreement, dated as of December 16, 2021 (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2021)
10.64		Revolving Credit Agreement, dated July 16, 2021, among Bunge Limited Finance Corp., as Borrower, Sumitomo Mitsui Banking Corporation, as Syndication Agent, BNP Paribas, Citibank, N.A., Natixis, New York Branch, and U.S. Bank National Association, as Co-Documentation Agents, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on July 19, 2021)
10.65
Guaranty by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, pursuant to the Revolving Credit Agreement, dated July 16, 2021 (incorporated by reference from the Registrant’s Form 8-K filed on July 19, 2021)

Exhibit Number		Description
21.1	*	Subsidiaries of the Registrant
22.1	*	Subsidiary Issuers of Guaranteed Securities
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	**	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	**	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
(101) Interactive Data Files (submitted electronically herewith)
101 SCH	*	XBRL Taxonomy Extension Schema Document
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
Subsidiary Issuers of Guaranteed Securities

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+++	Certain information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2019
Allowances for doubtful accounts(a)	$185	38	(2)	(49)	(c)	$172
Allowances for secured advances to suppliers	$70	7	(3)	(8)		$66
Allowances for recoverable taxes	$37	52	—	(11)		$78
Income tax valuation allowances	$766	66	(28)	(400)		$404
FOR THE YEAR ENDED DECEMBER 31, 2020
Allowances for doubtful accounts(a)	$172	115	(16)	(127)	(c)	$144
Allowances for secured advances to suppliers	$66	14	(15)	(20)		$45
Allowances for recoverable taxes	$78	13	(17)	(16)		$58
Income tax valuation allowances	$404	49	(22)	(115)		$316
FOR THE YEAR ENDED DECEMBER 31, 2021
Allowances for doubtful accounts(a)	$144	35	(5)	(42)	(c)	$132
Allowances for secured advances to suppliers	$45	6	(3)	(9)		$39
Allowances for recoverable taxes	$58	4	(3)	(15)		$44
Income tax valuation allowances	$316	95	(49)	(65)		$297

(a)Includes allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)Consists primarily of foreign currency translation adjustments.

(c)Includes write-offs of uncollectible accounts and recoveries.
E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income (loss), changes in equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company records agricultural commodity inventories, referred to as readily marketable inventories "RMI", and physically settled forward purchase and sale contracts at fair value with changes in fair value recorded in earnings as a component of cost of goods sold. The Company values RMI and physically settled forward purchase and sale contracts primarily using Level 1 inputs, such as public exchange quotes of commodity futures, broker or dealer quotations. A portion of the value, however, is derived using significant unobservable inputs referred to as Level 3 inputs, such as management estimates regarding costs of transportation and other location-related adjustments, that involve significant judgment by management.

Auditing the significant unobservable inputs used by management to estimate the fair value of RMI and physically settled forward purchase and sale contracts involved judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related the significant unobservable inputs used by management to estimate the fair value of RMI and physically settled forward purchase and sale contracts included the following, among others:
•We evaluated the appropriateness and consistency of the Company’s methods and assumptions used to estimate the fair value of RMI and physically settled forward purchase and sale contracts.
•We evaluated the competence, capabilities, and objectivity of in-house experts used to estimate the fair value of RMI and physically settled forward purchase and sale contracts.
•We tested the effectiveness of internal controls over management’s review of the underlying assumptions used in the Company’s process of estimating the fair value of RMI and physically settled forward purchase and sale contracts, including those over Level 3 inputs.
•We evaluated management’s ability to accurately estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market conditions subsequent to year-end.
•We made selections of RMI and physically settled forward purchase and sale contracts to test Level 3 inputs and performed the following:
◦We evaluated the reasonableness of the Level 3 inputs by reference to third-party data, information produced by the entity, and inquires of management.
◦We searched for contradictory evidence to Level 3 inputs based on our knowledge of the commodities market and inquiries of management.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 24, 2022
We have served as the Company's auditor since 2002.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$59,152	$41,404	$41,140
Cost of goods sold	(55,789)	(38,619)	(40,598)
Gross profit	3,363	2,785	542
Selling, general and administrative expenses	(1,234)	(1,358)	(1,351)
Interest income	48	22	31
Interest expense	(243)	(265)	(339)
Foreign exchange (losses) gains — net	(38)	150	(117)
Other income — net	509	126	97
Income (loss) from affiliates	160	(47)	40
Goodwill impairment	—	—	(108)
Income (loss) from continuing operations before income tax	2,565	1,413	(1,205)
Income tax expense	(398)	(248)	(86)
Net income (loss)	2,167	1,165	(1,291)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(89)	(20)	11
Net income (loss) attributable to Bunge	2,078	1,145	(1,280)
Convertible preference share dividends and other obligations	(34)	(34)	(34)
Adjustment of redeemable noncontrolling interest	—	10	(8)
Net income (loss) available to Bunge common shareholders	$2,044	$1,121	$(1,322)
Earnings (loss) per common share—basic
Net income (loss) attributable to Bunge common shareholders	$14.50	$7.97	$(9.34)
Earnings (loss) per common share—diluted
Net income (loss) attributable to Bunge common shareholders	$13.64	$7.71	$(9.34)
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(U.S. dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$2,167	$1,165	$(1,291)
Other comprehensive income (loss):
Foreign exchange translation adjustment (1)	(268)	(543)	1,359
Unrealized (losses) gains on designated hedges, net of tax (expense) benefit of $(2), $4, and $(2)	(36)	(45)	1
Reclassification of realized net (gains) losses to net income, net of tax (benefit) expense of $(1), $(6), and $(2)	(4)	14	(19)
Pension adjustment, net of tax (expense) benefit of $(17), $(2), and $2	57	3	(24)
Total other comprehensive (loss) income	(251)	(571)	1,317
Total comprehensive income	1,916	594	26
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(63)	(71)	25
Total comprehensive income attributable to Bunge	$1,853	$523	$51
(1) The year ended December 31, 2019 included the release of cumulative translation adjustments upon the disposition of certain of the Company's foreign subsidiaries and equity-method investments of $1,493 million, which was recorded in Cost of goods sold, in the consolidated statements of income. There was no such release for the years ended December 31, 2021 and 2020.

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$902	$352
Trade accounts receivable (less allowances of $85 and $93) (Note 4)	2,112	1,717
Inventories (Note 5)	8,431	7,172
Assets held for sale (Note 2)	264	672
Other current assets (Note 6)	4,751	6,268
Total current assets	16,460	16,181
Property, plant and equipment, net (Note 7)	3,499	3,775
Operating lease assets (Note 27)	912	868
Goodwill (Note 8)	484	586
Other intangible assets, net (Note 9)	431	529
Investments in affiliates (Note 11)	764	631
Deferred income taxes (Note 14)	550	339
Other non-current assets (Note 12)	719	746
Total assets	$23,819	$23,655
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 17)	$673	$2,828
Current portion of long-term debt (Note 18)	504	8
Trade accounts payable (includes $568 and $294 carried at fair value)	4,250	2,636
Current operating lease obligations (Note 27)	350	235
Liabilities held for sale (Note 2)	122	438
Other current liabilities (Note 13)	3,425	4,840
Total current liabilities	9,324	10,985
Long-term debt (Note 18)	4,787	4,452
Deferred income taxes (Note 14)	338	360
Non-current operating lease obligations (Note 27)	506	581
Other non-current liabilities (Note 22)	658	657
Redeemable noncontrolling interests (Note 23)	381	415
Equity (Note 24):
Convertible perpetual preference shares, par value $.01; authorized, issued and outstanding: 2021 and 2020—6,899,683 shares (liquidation preference $100 per share)	690	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding: 2021—141,057,414 shares, 2020—139,790,238 shares	1	1
Additional paid-in capital	5,590	5,408
Retained earnings	8,979	7,236
Accumulated other comprehensive loss (Note 24)	(6,471)	(6,246)
Treasury shares, at cost; 2021—16,726,697 and 2020—15,428,313 shares	(1,120)	(1,020)
Total Bunge shareholders' equity	7,669	6,069
Noncontrolling interests	156	136
Total equity	7,825	6,205
Total liabilities and equity	$23,819	$23,655
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$2,167	$1,165	$(1,291)
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	226	10	1,825
Foreign exchange loss (gain) on net debt	78	(206)	139
Bad debt expense	5	70	9
Depreciation, depletion and amortization	424	435	548
Share-based compensation expense	61	71	39
Deferred income tax (benefit) expense	(272)	71	(24)
Gain on sale of investments and property, plant and equipment	(417)	(110)	(38)
Other, net	(159)	55	(12)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(530)	(255)	(257)
Inventories, including net unrealized mark-to-market gains	(1,301)	(2,298)	504
Secured advances to suppliers	(48)	(162)	(100)
Trade accounts payable	1,594	97	(498)
Advances on sales	32	(11)	15
Net unrealized loss (gain) on derivative contracts	394	(127)	(258)
Margin deposits	252	(502)	63
Recoverable and income taxes, net	247	51	109
Accrued liabilities	39	58	43
Marketable securities	(82)	46	(226)
Beneficial interest in securitized trade receivables	(5,376)	(2,015)	(1,289)
Other, net	(228)	21	(109)
Cash used for operating activities	(2,894)	(3,536)	(808)
INVESTING ACTIVITIES
Payments made for capital expenditures	(399)	(365)	(524)
Proceeds from investments	171	305	449
Payments for investments	(308)	(337)	(393)
Settlement of net investment hedges	(34)	65	(56)
Proceeds from interest in securitized trade receivables	5,234	1,943	1,312
Payments for beneficial interest in securitized trade receivables	(177)	—	—
Proceeds from divestiture of businesses and disposal of property, plant and equipment	647	194	729
Payments for investments in affiliates	(46)	(14)	(39)
Proceeds from sale of investments in affiliates	11	—	19
Other, net	14	22	6
Cash provided by investing activities	5,113	1,813	1,503
FINANCING ACTIVITIES
Proceeds from short-term debt	29,600	33,776	46,613
Repayments of short-term debt	(31,694)	(31,861)	(46,597)
Proceeds from long-term debt	1,001	2,401	5,244
Repayments of long-term debt	(4)	(2,114)	(5,698)
Proceeds from the exercise of options for common shares	116	9	17
Repurchases of common shares	(100)	(100)	—
Dividends paid to preference shareholders	(34)	(34)	(34)
Dividends paid to common shareholders	(289)	(282)	(283)
Dividends paid to noncontrolling interests	(76)	(22)	(23)
Acquisition of noncontrolling interest	(147)	—	—
Other, net	(5)	(10)	(10)
Cash (used for) provided by financing activities	(1,632)	1,763	(771)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(63)	19	5
Net increase (decrease) in cash and cash equivalents, and restricted cash	524	59	(71)
Cash and cash equivalents, and restricted cash - beginning of period	381	322	393
Cash and cash equivalents, and restricted cash - end of period	$905	$381	$322
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2021	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205
Net income	61	—	—	—	—	—	2,078	—	—	28	2,106
Other comprehensive loss	(26)	—	—	—	—	—	—	(225)	—	—	(225)
Redemption value adjustment	1	—	—	—	—	(1)	—	—	—	—	(1)
Dividends on common shares, $2.08 per share	—	—	—	—	—	—	(294)	—	—	—	(294)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	(71)	—	—	—	—	—	—	—	—	(5)	(5)
Capital return to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(3)	—	—	—	(3)
Disposition of noncontrolling interest in a subsidiary	1	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	61	—	—	—	—	61
Repurchase of common shares	—	—	—	(1,298,384)	—		—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	2,565,560	—	122	(4)	—	—	—	118
Balance, December 31, 2021	$381	6,899,683	$690	141,057,414	$1	$5,590	$8,979	$(6,471)	$(1,120)	$156	$7,825

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2020	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030
Net income (loss)	(3)	—	—	—	—	—	1,145	—	—	24	1,169
Other comprehensive income (loss)	42	—	—	—	—	—	—	(622)	—	9	(613)
Redemption value adjustment	(10)	—	—	—	—	—	10	—	—	—	10
Acquisition of noncontrolling interest	—	—	—	—	—	—	(38)	—	—	(4)	(42)
Dividends on common shares, $2.00 per share	—	—	—	—	—	—	(282)	—	—	—	(282)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	(11)	—	—	—	—	—	—	—	—	(10)	(10)
Share-based compensation expense	—	—	—	—	—	71	—	—	—	—	71
Repurchase of common shares	—	—	—	(2,546,000)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	523,096	—	8	(2)	—	—	—	6
Balance, December 31, 2020	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2019	$424	6,899,683	$690	141,111,081	$1	$5,278	$8,059	$(6,935)	$(920)	$205	$6,378
Net (loss) income	(15)	—	—	—	—	—	(1,280)	—	—	4	(1,276)
Other comprehensive income (loss)	(12)	—	—	—	—	—	—	1,332	—	(2)	1,330
Redemption value adjustment	8	—	—	—	—	—	(8)	—	—	—	(8)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(36)	—	—	(71)	(107)
Dividends on common shares, $$2.00 per share	—	—	—	—	—	—	(283)	—	—	—	(283)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	(8)	—	—	—	—	—	—	—	—	(16)	(16)
Noncontrolling decrease from redemption	—	—	—	—	—	—	—	—	—	(4)	(4)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	1	1
Share-based compensation expense	—	—	—	—	—	39	—	—	—	—	39
Impact of adoption of new accounting standards (1)	—	—	—	—	—	—	21	(21)	—	—	—
Issuance of (conversion to) common shares	—	—	—	702,061	—	12	(2)	—	—	—	10
Balance, December 31, 2019	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Bunge Limited, a Bermuda company, together with its consolidated subsidiaries and variable interest entities ("VIEs") in which it is considered the primary beneficiary, through which its businesses are conducted (collectively "Bunge" or "the Company"), is a leading global agribusiness and food company. Bunge's common shares trade on the New York Stock Exchange under the ticker symbol "BG." Bunge operates in four reportable segments: Agribusiness, Refined and Specialty Oils, Milling, and Sugar and Bioenergy.
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of such reporting segments is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance program, accounts receivable securitization activities, and certain income tax assets and liabilities.
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
Refined and Specialty Oils —Bunge's Refined and Specialty Oils segment produces and sells edible oil products, such as packaged and bulk oils and fats, shortenings, margarine, mayonnaise, and other products derived from the vegetable oil refining process, and refines and fractionates palm oil, palm kernel oil, coconut oil, and shea butter. Bunge's refined and specialty oils operations are located in North America, South America, Europe, Asia-Pacific, and Africa.
Milling —Bunge's Milling segment primarily comprises wheat and corn milling businesses that purchase wheat and corn directly from farmers and dealers and process them into milled products for food processors, bakeries, brewers, snack food producers, and other customers. Bunge's wheat milling activities are primarily located in Mexico and Brazil. Corn milling activities are primarily located in the United States and Mexico. See Note 2- Acquisitions and Dispositions for additional information on Bunge's Mexican wheat milling activities.
Sugar and Bioenergy—In December 2019, Bunge contributed its Brazilian sugar and bioenergy operations, forming the majority of its Sugar and Bioenergy segment, through which it produced and sold sugar and ethanol derived from sugarcane, as well as energy derived from the sugar and ethanol production process, into a joint venture with the Brazilian biofuels business of BP p.l.c. ("BP"). The joint venture, BP Bunge Bioenergia, in which Bunge has a 50% interest, operates on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. Following the formation of the joint venture Bunge no longer consolidates its Brazilian sugar and bioenergy operations in its consolidated financial statements, and accounts for its interest in the joint venture under the equity method of accounting.
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
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Bunge, its subsidiaries and VIEs in which Bunge is considered to be the primary beneficiary and, as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge exercises control. Equity investments in which Bunge has the ability to exercise significant influence but does not have a controlling financial interest are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for at cost, or fair value if readily determinable. Intercompany accounts and transactions are eliminated. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest, defined as (a) the power to direct the activities of a VIE that most significantly impact the economics of the VIE and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE's operations. Performance of that analysis requires the exercise of judgment. The VIE and consolidation assessments are revisited upon the occurrence of relevant reconsideration events. For VIEs in which Bunge is

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
considered the primary beneficiary, the entities meet the definition of a business and the entities' assets can be used other than for the settlement of the VIE's obligations.
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
Reclassifications—Effective July 1, 2021, the Company changed its reporting of certain income tax assets and liabilities to report such assets and liabilities within Corporate and Other rather than within its reportable segments, as further described in Note 28- Segment Information. Corresponding prior period amounts have been reclassified to conform to current period presentation.
Effective January 1, 2021, the Company changed its segment reporting to align with its new value chain operational structure, as further described in Note 28- Segment Information. Corresponding prior period amounts have been reclassified to conform to current period presentation.
Effective July 1, 2020, the Company changed its reporting of cash proceeds from and repayments of short-term debt with maturities of 90 days or less to separately present such cash proceeds and repayments in its consolidated statement of cash flows. Prior to July 1, 2020, the Company presented cash proceeds from and repayments of short-term debt with maturities of 90 days or less on a net basis. Prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires Bunge to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.
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
However, the Company also engages in various trade structured finance activities to leverage the value of its global trade flows. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit ("LCs") from financial institutions, each based on an underlying commodity trade flow, and time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts and other programs in which trade related payables are set-off against receivables, when all related assets and liabilities are subject to legally enforceable set-off agreements and the criteria of ASC 210-20, Offsetting, has been met. Cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
Translation of Foreign Currency Financial Statements—Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency. As such, amounts included in the consolidated statements of income (loss), comprehensive income (loss), cash flows, and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive loss. However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then the foreign entity's financial statements are remeasured as if the functional currency were the reporting currency.
Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in Bunge's consolidated statements of income as Foreign exchange gains (losses) - net unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is neither planned nor anticipated in the foreseeable future, in which case the remeasurement gain or loss is reported as a component of Accumulated other comprehensive loss in Bunge's consolidated balance sheets.
Cash, Cash Equivalents, and Restricted Cash—Cash and cash equivalents include time deposits and readily marketable securities with original maturity dates of three months or less at the time of acquisition. Restricted cash is included with cash

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sums to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(US$ in millions)	2021	2020	2019
Cash and cash equivalents	$902	$352	$320
Restricted cash included in other current assets	3	29	2
Total	$905	$381	$322

Trade Accounts Receivable—Trade accounts receivable is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes allowances for uncollectible trade accounts receivable based on lifetime expected credit losses using an aging schedule for each pool of trade accounts receivable. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that collection of the balance is unlikely.
Specifically, in establishing appropriate default rates as of December 31, 2021 and 2020, the Company took into consideration expected impacts on its customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on the financial statements.
Bunge records and reports accrued interest receivable within the same line item as the related trade accounts receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.
Secured Advances to Suppliers—Secured advances to suppliers are stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Secured advances to suppliers are expected to be settled through delivery of non-cash assets and as such, allowances are established when collection is not probable. Bunge establishes an allowance for secured advances to suppliers, generally farmers and resellers of grain, based on historical experience, farming economics and other market conditions, as well as specific customer collection issues. Uncollectible accounts are written off when a settlement is reached for an amount below the outstanding historical balance or when Bunge has determined that collection is unlikely.
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
Inventories—Readily marketable inventories ("RMI") are agricultural commodity inventories, including soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets, and international pricing mechanisms. All of Bunge's RMI are recorded at fair value. These agricultural commodity inventories have quoted prices in active markets, may be sold without significant further processing,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and have predictable and insignificant disposal costs. Changes in the fair values of RMI are recognized in earnings as a component of Cost of goods sold.
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
The majority of Bunge's exchange-traded agricultural commodity futures are settled daily, generally through its clearing subsidiary, and therefore such futures are not included in the assets and liabilities that are accounted for at fair value on a recurring basis.
Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs. Bunge's use of these instruments is generally intended to mitigate exposure to market variables (see Note 16- Derivative Instruments and Hedging Activities). Additionally, commodity contracts relating to forward sales of commodities in

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the Company’s Agribusiness segment, including soybeans, soybean meal and oil, corn, and wheat, are accounted for as derivatives at fair value under ASC 815 (see Revenue Recognition below).
Generally, derivative instruments are recorded at fair value in Other current assets or Other current liabilities in Bunge's consolidated balance sheets. For derivatives designated as hedges, Bunge assesses at the inception of the hedge whether any such derivatives are highly effective in offsetting changes in the hedged items and, on an ongoing basis, qualitatively monitors whether that assertion is still met. The changes in fair values of derivative instruments designated as fair value hedges, along with the gains or losses on the related hedged items are recorded in earnings in the consolidated statements of income in the same caption as the hedged items. The changes in fair values of derivative instruments that are designated as cash flow hedges are recorded in Accumulated other comprehensive loss and are reclassified to earnings when the hedged cash flows affect earnings or when the hedge is no longer considered to be effective. In addition, Bunge may designate certain derivative instruments and non-derivative instruments as net investment hedges to hedge the exposure associated with its equity investments in foreign operations. When using forward derivative contracts as hedging instruments in a net investment hedge, all changes in the fair value of the derivative are recorded as a component of Accumulated other comprehensive loss in the consolidated balance sheets.
Marketable Securities and Other Short-Term Investments—Bunge classifies its marketable debt securities and short-term investments as available-for-sale, held-to-maturity, or held-for-trading. Available-for-sale debt securities are reported at fair value with unrealized gains (losses) included in Accumulated other comprehensive loss. Held-to-maturity debt investments represent financial assets in which Bunge has the intent and ability to hold to maturity and are reported at amortized cost. Debt trading securities and all equity securities are recorded at fair value and are bought and held principally for selling them in the near term and therefore held for only a short period of time, with all gains (losses) included in Net income (loss). Bunge monitors its held-to-maturity investments for impairment periodically and recognizes an impairment charge when the decline in fair value of an investment is judged to be other than temporary.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Investments in Affiliates—Bunge has investments in various unconsolidated joint ventures accounted for using the equity method, minus impairment. Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. (see Note 10- Impairments and Note 11- Investments in Affiliates).
Revenue Recognition—The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). Additional information about the Company’s revenues can be found in Note 28- Segment Information.
Revenue from commodity contracts (ASC 815)—Revenue from commodity contracts primarily relates to forward sales of commodities such as soybeans, soybean meal and oil, corn, and wheat accounted for as derivatives at fair value under ASC 815, primarily in the Company’s Agribusiness segment. These forward sales meet the definition of a derivative under ASC 815 as they have an underlying (e.g. the price of soybeans), a notional amount (e.g. metric tons), no initial net investment, and can be net settled since the commodity is readily convertible to cash. Bunge generally does not apply the normal purchase and normal sale exception available under ASC 815 to these contracts. Certain of the Company’s sales in its Refined and Specialty Oils and Milling segments also qualify as derivatives, primarily sales of commodities like bulk soybean and canola oil.
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
Revenue from contracts with customers (ASC 606)—Revenue from contracts with customers accounted for under ASC 606 is primarily generated in the Company's Refined and Specialty Oils and Milling segments through the sale of refined edible oil-based products such as packaged vegetable oils, shortenings, margarines, and mayonnaise; milled grain products such as wheat flours, bakery mixes, and corn-based products; and fertilizer products. These sales are accounted for under ASC 606 as these sales arrangements do not meet the criteria to be considered derivatives under ASC 815. These revenues are measured based on consideration specified in a contract with a customer and exclude sales taxes, discounts related to promotional programs, and amounts collected on behalf of third parties. The Company recognizes revenue from these contracts at a point in time when it satisfies a performance obligation by transferring control of a product to a customer, generally when legal title and risks and rewards transfer to the customer. Sales terms provide for transfer of title either at the time and point of shipment or at the time and point of delivery and acceptance of the product being sold. In contracts that do not specify the timing of transfer of legal title or transfer of significant risks and rewards of ownership, judgment is required in determining the timing of transfer of control. In such cases, the Company considers standard business practices and the relevant laws and regulations applicable to the transaction to determine when legal title or the significant risks and rewards of ownership are transferred.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Additionally, the Company recognizes revenue in the Agribusiness segment from ocean freight and port services over time, as the related services are performed. Performance obligations are typically completed within a fiscal quarter and any unearned revenue or accrued revenues are not material.
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
Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $33 million, $24 million and $15 million for the years ended December 31, 2021, 2020 and 2019, respectively.
New Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities About Government Assistance, which requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is effective for annual periods beginning after December 15, 2021, with early adoption permitted. The guidance may be applied either prospectively or retrospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company continues to evaluate, but does not expect this standard to have an impact on its consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, with subsequent updates through ASU 2021-01, which collectively provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting, to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and is to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. In March 2021, the Financial Conduct Authority ("FCA") announced that most LIBOR settings will be discontinued after December 31, 2021, except for certain USD LIBOR settings which will continue through to June 30, 2023. In September 2021, the FCA further announced that it will require the LIBOR benchmark administrator to publish sterling and Japanese yen LIBOR settings under a synthetic methodology based on term risk-free rates for the duration of 2022. These synthetic LIBOR settings will be available only for use in legacy contracts and are not for use in new business.
Bunge has utilized the relief provided by Topic 848 to ensure financial reporting results reflect the intended continuation of such contracts and arrangements during the period of the market-wide transition to alternative reference rates. The expedients allow an eligible modified contract to be accounted for and presented as a continuation of the existing contract.
The Company has identified its LIBOR-based contracts that will be impacted by the cessation of LIBOR. To prepare for this change, the Company is actively working with counterparties to incorporate fallback language in negotiated contracts, in addition to incorporating non-LIBOR reference rate and fallback language, when applicable, in new contracts. The evaluation and modification of contracts is ongoing. As such, the Company continues to evaluate the impacts of this standard on its consolidated financial statements.
    Recently Adopted Accounting Pronouncements
On January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740)- Simplifying the Accounting for Income Taxes, which reduces complexity in the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this guidance did not have a material impact on Bunge's consolidated financial statements.
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which introduced a new accounting model, referred to as the current expected credit losses ("CECL") model, for estimating credit losses on certain financial instruments and which expands the disclosure requirements for estimating such credit losses. Under the new model, an entity is required to estimate the credit losses expected over the life of an exposure (or pool of exposures). The guidance also amends the current impairment model for debt securities classified as available-for-sale. The Company adopted the guidance under a modified-retrospective approach with a cumulative effect adjustment to opening retained earnings. The adoption of this standard did not have a material impact on Bunge's consolidated financial statements.

2. ACQUISITIONS AND DISPOSITIONS
Assets held for sale
Mexico Wheat Milling Disposition
On October 12, 2021, Bunge entered into an agreement to sell substantially all of its wheat milling business in Mexico in exchange for cash proceeds approximately equal to the book value of Property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital to be transferred upon closing. Additionally, cumulative translation adjustments, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $170 million, recognized in Cost of goods sold for the year ended December 31, 2021. The agreement is expected to close in the second quarter of 2022 and is subject to regulatory approval and customary closing conditions.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the consolidated balance sheet at December 31, 2021, reported under the Milling segment:

(US$ in millions)	December 31, 2021
Trade accounts receivable	$67
Inventories	106
Other current assets	15
Property, plant and equipment, net	157
Operating lease assets	3
Goodwill & Other intangible assets, net	86
Impairment reserve	(170)
Assets held for sale (1)	$264

Trade accounts payable	$109
Current operating lease obligations	3
Other current liabilities	10
Liabilities held for sale	$122
(1)     Assets held for sale excludes approximately $155 million of cumulative translation adjustments on non-current assets included in the Mexico wheat milling disposal group.

Dispositions
US Grain Disposition
On April 21, 2020, Bunge announced that it had entered into an agreement to sell a portfolio of interior grain elevators located in the United States. On July 9, 2021, the transaction closed in accordance with the terms of the agreement. Upon closing, Bunge received cash proceeds of $298 million in consideration for the book value of property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital transferred on the date of closing, resulting in a gain on sale of $158 million recognized in Other income—net, for the year ended December 31, 2021.
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group, reported under the Agribusiness segment:

(US$ in millions)
Inventories	$111
Other current assets	155
Property, plant and equipment, net	128
Operating lease assets	6
Goodwill	6
Assets	$406

Trade accounts payable	$43
Current operating lease obligations	1
Other current liabilities	6
Non-current lease obligations	5
Liabilities	$55

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rotterdam Oils Refinery Disposition
On November 4, 2020, Bunge announced that its Bunge Loders Croklaan joint venture had entered into an agreement to sell its oil refinery located in Rotterdam, Netherlands. Bunge is leasing back the facility from the buyer in a phased transition through 2024 so that it can continue to supply its customers with its products. The transaction, accounted for as an asset sale, closed during the first quarter of 2021. The Company recorded a gain of $219 million on the sale, including the noncontrolling interest portion, which was recorded within Other income—net, in the consolidated statement of income for the year ended December 31, 2021.
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group, reported under the Refined and Specialty Oils segment:

(US$ in millions)
Other current assets	$3
Property, plant and equipment, net	94
Operating lease assets	6
Assets	$103

Current operating lease obligations	$1
Other current liabilities	5
Deferred income taxes	7
Non-current lease obligations	5
Liabilities	$18
Mexico Oils Facility Disposition
During 2021, Bunge completed the sale of its oils packaging facility in Queretaro, Mexico. The transaction primarily includes the location's property, plant and equipment and related processes. The Company recorded a gain of $19 million on the sale, which was recorded within Other income—net in the consolidated statement of income.
The following table presents the book values of the major classes of assets included in the disposal group, reported under the Refined and Specialty Oils reportable segment:

(US$ in millions)
Property, plant and equipment, net	$7
Goodwill	1
Assets	$8

Brazilian Margarine and Mayonnaise
On December 20, 2019, Bunge announced that it had entered into an agreement to sell its margarine and mayonnaise assets in Brazil to a third party. The transaction included three production plants and certain related brands. The sale was completed during the fourth quarter of 2020. The Company recorded $98 million gain on the sale within Other income—net in the consolidated statement of income.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group, reported under the Refined and Specialty Oils segment:

(US$ in millions)
Inventories	$24
Property, plant and equipment, net	33
Other intangible assets, net	3
Assets	$60

Other current liabilities	$5
Liabilities	$5
Woodland, California Rice Mill
On November 10, 2020, Bunge announced that it had agreed to sell its rice mill in Woodland, California, together with related working capital, for $25 million. The sale was finalized during the fourth quarter of 2020, and as the sale price, net of applicable transaction costs, substantially equaled net book value, no material gain or loss was recorded on the sale.
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group, which were reported under the Milling segment:

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
    The Company recognized an impairment charge and loss on sale in its Sugar and Bioenergy segment, principally related to the recognition of cumulative currency translation effects, of $1,524 million, recorded in Cost of goods sold, $49 million recorder in Other income - net, and $2 million recorded in Selling, general and administrative expenses, for the year ended December 31, 2019. As a result of this transaction, commencing December 2, 2019, Bunge ceased to consolidate its Brazilian sugar and bioenergy operations in its consolidated financial statements, instead accounting for its interest in the joint venture under the equity method of accounting.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. TRADE STRUCTURED FINANCE PROGRAM
The Company engages in various trade structured finance activities to leverage the value of its global trade flows. For the years ended December 31, 2021, 2020 and 2019, net returns from these activities were $31 million, $25 million and $27 million, respectively, and were included as a reduction of Cost of goods sold in the accompanying consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit ("LCs") from financial institutions, each based on an underlying commodity trade flow, time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
As of December 31, 2021 and 2020, time deposits and LCs of $6,543 million and $4,715 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At December 31, 2021 and 2020, time deposits, including those presented on a net basis, carried weighted-average interest rates of 1.08% and 1.87%, respectively. During the years ended December 31, 2021, 2020 and 2019, total net proceeds from issuances of LCs were $6,522 million, $4,654 million and $3,318 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in interest rates for a period of up to 365 days. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, including any unrealized gain or loss on changes in interest rates, is included in Other current liabilities and is not significant as of December 31, 2021 and 2020. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's consolidated balance sheets as of December 31, 2021 and 2020 are included in Note 16- Derivative Instruments and Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the years ended December 31, 2021, 2020 and 2019.

4. TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable are as follows:

	Twelve Months Ended December 31, 2021
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2021	$93	$51	$144
Current period provisions	35	—	35
Recoveries	(31)	(2)	(33)
Write-offs charged against the allowance	(9)	—	(9)
Foreign exchange translation differences	(3)	(2)	(5)
Allowance as of December 31, 2021	$85	$47	$132

(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.
20

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Twelve Months Ended December 31, 2020
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
(2) In addition to the above mentioned current period provisions associated with expected credit losses, during the first half of the year ended December 31, 2020 the Company settled ongoing litigation with a customer in relation to an historic outstanding account receivable, resulting in the Company recording a $51 million bad debt expense, within Selling, general and administrative expenses, as well as a $15 million legal provision, within Other income – net, in its consolidated statement of income.
Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers") that provides for funding of up to $925 million against receivables sold into the Program. Bunge may from time to time, with the consent of the administrative agent, request one or more of the committed purchasers to increase the total commitments by an amount not to exceed $75 million, pursuant to a $200 million accordion provision, of which $125 million was exercised by the Company on October 6, 2021, thereby increasing the funding commitment from $800 million to the current $925 million level.
The Program is designed to enhance Bunge's financial flexibility by providing an additional source of liquidity for its operations. In connection with the Program, certain of Bunge's U.S. and non-U.S. subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. ("BSBV") formed under the laws of the Netherlands. BSBV in turn sells such purchased trade receivables to the administrative agent (acting on behalf of the Purchasers) pursuant to a receivables transfer agreement. In connection with these sales of accounts receivable, Bunge receives a portion of the proceeds up front and an additional amount upon the collection of the underlying receivables.
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

	December 31,
(US$ in millions)	2021	2020
Receivables sold which were derecognized from Bunge's balance sheet	$1,426	$969
Deferred purchase price included in Other current assets	$496	$177
Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price (the "DPP"), included in Other current assets in the consolidated balance sheets (see Note 6- Other Current Assets). The DPP will be repaid in cash as receivables are collected, generally within 30 days. Provisions for delinquencies and credit losses on trade receivables sold under the Program as of December 31, 2021, 2020 and 2019 were $5 million, $5 million, and $5 million, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2021	2020	2019
Gross receivables sold	$14,648	$10,964	$10,120
Proceeds received in cash related to transfer of receivables	$14,018	$10,648	$9,868
Cash collections from customers on receivables previously sold	$14,230	$9,746	$8,434
Discounts related to gross receivables sold included in SG&A	$7	$10	$15

Non-cash activity for the program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

5. INVENTORIES
Inventories by segment are presented below. The Company engages in trading and distribution, or merchandising activities, and part of RMI can be attributable to such activities and is not held for processing.

	December 31,
(US$ in millions)	2021	2020
Agribusiness(1)	$6,800	$6,019
Refined and Specialty Oils(2)	1,310	885
Milling (3)	319	268
Corporate and Other	2	—
Total (4)	$8,431	$7,172

(1)Includes RMI of $6,490 million and $5,735 million at December 31, 2021 and 2020, respectively. Assets held for sale includes RMI of zero and $365 million at December 31, 2021 and 2020, respectively. Of the total RMI, $4,857 million and $4,369 million can be attributable to merchandising activities at December 31, 2021 and 2020, respectively.
(2)Includes RMI of $257 million and $174 million at December 31, 2021 and 2020, respectively.
(3)Includes RMI of $122 million and $52 million at December 31, 2021 and 2020, respectively.
(4)Includes net unrealized mark-to-market gains of $427 million and $762 million at December 31, 2021 and 2020, respectively. Cost of goods sold included net unrealized mark-to-market gains of $86 million, $582 million, and $281 million for the years ended December 31, 2021, 2020 and 2019, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. OTHER CURRENT ASSETS
Other current assets consist of the following:

	December 31,
(US$ in millions)	2021	2020
Unrealized gains on derivative contracts, at fair value	$1,630	$3,555
Prepaid commodity purchase contracts (1)	186	174
Secured advances to suppliers, net (2)	375	380
Recoverable taxes, net	347	385
Margin deposits	569	817
Marketable securities and other short-term investments (4)	520	346
Deferred purchase price receivable (3)	496	177
Income taxes receivable	47	27
Prepaid expenses	380	231
Restricted cash	3	29
Other	198	147
Total	$4,751	$6,268

(1)Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.
(2)Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers' production costs, primarily to secure the origination of soybeans for Bunge's soybean processing facilities in Brazil. Bunge does not bear any of the costs or operational risks associated with growing the related crops. The ability of Bunge's counterparties to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are, in turn, affected by commodity prices, currency exchange rates, crop input costs and crop quality and yields. As a result, the advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold.
The secured advances to farmers are reported net of allowances of $3 million and $2 million at December 31, 2021 and December 31, 2020, respectively. Bunge periodically evaluates the collectability of Bunge’s farmer receivables and records allowances if Bunge determines that collection is doubtful. Bunge bases the Company’s determination of the allowance of analyses of the credit quality of individual accounts, also considering the economic and financial condition of the farming industry and other market conditions, as well as the value of any collateral related to amounts owed. Bunge continuously reviews defaulted farmer receivables for impairment on an individual account basis. Bunge considers all accounts in legal collections processes to be defaulted and past due. For such accounts, Bunge determines the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell. For all renegotiated accounts (current and past due), Bunge considers changes in farm economic condition and other market conditions, Bunge’s historical experience related to renegotiated accounts, and the fair value of collateral in determining the allowance for doubtful accounts.
Interest earned on secured advances to suppliers of $26 million, $31 million, and $26 million, for the years ended December 31, 2021, 2020 and 2019, respectively, is included in Net sales in the consolidated statements of income.
(3)Deferred purchase price receivable represents additional credit support for the Purchasers in Bunge's trade receivables securitization program (see Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program).
(4) Marketable securities and other short-term investments—Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the consolidated balance sheets as marketable securities and other short-term investments.
23

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(US$ in millions)	2021	2020
Foreign government securities	$261	$207
Corporate debt securities	158	136
Equity securities	60	—
Other	41	3
Total marketable securities and other short-term investments	$520	$346
As of December 31, 2021 and 2020, $479 million and $343 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the years ended December 31, 2021, 2020 and 2019, unrealized gains of $47 million, $18 million, and $32 million, respectively, have been recorded and recognized in Other income - net for investments held at December 31, 2021, 2020, and 2019.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2021	2020
Land	$342	$359
Buildings	1,738	1,894
Machinery and equipment	4,508	4,586
Furniture, fixtures and other	601	594
Construction in progress	330	249
Gross book value	7,519	7,682
Less: accumulated depreciation and depletion	(4,020)	(3,907)
Total property, plant and equipment, net	$3,499	$3,775
Bunge's capital expenditures amounted to $437 million, $384 million, and $528 million during the years ended December 31, 2021, 2020 and 2019, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $2 million, $1 million, and $1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation and depletion expense was $376 million, $384 million and $489 million for the years ended December 31, 2021, 2020 and 2019, respectively.

8. GOODWILL
Bunge generally performs its annual goodwill impairment analysis during the fourth quarter. If events or indicators of impairment occur between annual impairment analyses, the Company performs an impairment analysis at that date. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or the sale or disposition of a significant asset. In testing for a potential impairment of goodwill, the Company: (1) validates changes, if any, to its reporting units with goodwill balances; (2) allocates goodwill to its reporting units to which acquired goodwill relates; (3) determines the carrying value, or book value, of its reporting units; (4) estimates the fair value of each reporting unit using a discounted cash flow model and/or using market multiples; (5) compares the fair value of each reporting unit to its carrying value; and (6) if the estimated fair value of a reporting unit is less than the carrying value, the Company recognizes an impairment charge for such amount, not to exceed the total amount of goodwill allocated to that reporting unit.
Critical estimates in the determination of fair value under the income approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures, other expenses, and discount rates, all of which are subject to a high degree of judgment.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the carrying value of goodwill by segment for the years ended December 31, 2021 and 2020 are as follows:

(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Cost:
Balance at December 31, 2020	$224	$326	$156	$—	$706
Reclassification to assets held for sale (1)	—	—	(69)	—	(69)
Disposals	(1)	(1)	—	—	(2)
Foreign currency translation	(13)	(12)	(6)	—	(31)
Balance at December 31, 2021	210	313	81	—	604

Accumulated impairment losses:
Balance at December 31, 2020	(2)	(115)	(3)	—	(120)
Impairment charge for the period	—	—	—	—	—
Disposals	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2021	(2)	(115)	(3)	—	(120)

Net carrying value at December 31, 2021	$208	$198	$78	$—	$484

(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Cost:
Balance at December 31, 2019	$231	$327	$179	$—	$737
Additions	—	—	—	—	—
Disposals	(6)	(8)	(1)	—	(15)
Foreign currency translation	(1)	7	(22)	—	(16)
Balance at December 31, 2020	224	326	156	—	706

Accumulated impairment losses:
Balance at December 31, 2019	(2)	(121)	(3)	—	(126)
Impairment charge for the period	—	—	—	—	—
Disposals (3)	—	8	—	—	8
Foreign currency translation	—	(2)	—	—	(2)
Balance at December 31, 2020	(2)	(115)	(3)	—	(120)

Net carrying value at December 31, 2020	$222	$211	$153	$—	$586

(1)During the year ended December 31, 2021, the Company announced it had entered into an agreement to sell substantially all of its wheat milling business in Mexico. Refer to Note 2- Acquisitions and Dispositions for details.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. OTHER INTANGIBLE ASSETS
Other intangible assets are all finite-lived and consist of the following:

	December 31,
(US$ in millions)	2021	2020
Gross carrying amount:
Trademarks/brands	$169	$199
Licenses	12	11
Port rights	59	63
Customer relationships	308	359
Patents	134	143
Other	56	60
	738	835
Accumulated amortization:
Trademarks/brands	(90)	(101)
Licenses	(11)	(10)
Port rights	(14)	(12)
Customer relationships	(94)	(96)
Patents	(65)	(57)
Other	(33)	(30)
	(307)	(306)
Other intangible assets, net	$431	$529
Amortization expense was $48 million, $49 million, and $55 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated future amortization expense is as follows: $43 million for 2022; $43 million for 2023; $42 million for 2024; $41 million for 2025; and $41 million for 2026. During 2019, Bunge recorded an impairment charge of $11 million related to a customer relationship intangible asset in its Milling segment.
During the year ended December 31, 2021, the Company announced it had entered into an agreement to sell substantially all of its wheat milling business in Mexico. As a result of this transaction, $17 million of Other intangible assets, net have been transferred to Assets held for sale of December 31, 2021. Refer to Note 2- Acquisitions and Dispositions for details.

10. IMPAIRMENTS
For the year ended December 31, 2021, Bunge recorded a pre-tax impairment charge of $170 million, in Cost of goods sold, related to the classification of our Mexican wheat milling business as held-for-sale (see Note 2- Acquisitions and Dispositions). The charge was recorded in the Milling segment. Bunge also recorded pre-tax impairment charges of $50 million, which includes $15 million attributable to noncontrolling interests, in Cost of goods sold, related to an oils facility in China. The charge was recorded in the Refined and Specialty Oils segment.
For the year ended December 31, 2019, Bunge recorded pre-tax impairment charges of $1,825 million, of which $37 million, $1,678 million and $110 million are recorded in Selling, general and administrative expenses, Cost of goods sold, and Other income—net, respectively, in its consolidated statement of income. These amounts are primarily made up of $1,526 million relating to the contribution of the Company's Brazilian sugar and bioenergy operations to the BP Bunge Bioenergia joint venture, $158 million relating to the impairment of property, plant and equipment and right-of-use assets, primarily associated with portfolio rationalization initiatives, $108 million related to a goodwill impairment charge associated with the acquisition of Loders, $22 million related to the relocation of the Company's global headquarters, and an $11 million intangible asset impairment charge. The charges were recorded in the following segments; $1,535 million to Sugar and Bioenergy, $148 million to Refined and Specialty Oils, $91 million to Agribusiness, $28 million to Milling, and $22 million to Corporate and Other.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As a result of impairment, certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The fair values of the assets were determined utilizing discounted future expected cash flows, and in the case of equity method investments, net market value based on broker quotes of similar assets.
11. INVESTMENTS IN AFFILIATES
Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. The Company records its interest in the net earnings of its equity method investees, along with the amortization of basis differences, within Income (loss) from affiliates, in the consolidated statements of income. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized over the lives of the related assets that gave rise to them. At December 31, 2021 and 2020, the aggregate of all basis differences was a credit of $169 million, including $144 million of amortizable basis difference, and $205 million, including $136 million of amortizable basis difference, respectively, primarily associated with BP Bunge Bioenergia. Certain significant equity method investments at December 31, 2021 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.
Agribusiness
Agricola Alvorada S.A. - Bunge has a 37% ownership interest in an agribusiness company in Brazil that complements its grain origination business.
Agrofel Grãos e Insumos. - Bunge has a 30% ownership interest in an agricultural inputs reseller in Brazil that complements its soybean origination business.
Complejo Agroindustrial Angostura S.A. ("CAIASA") - Bunge has a 33% ownership interest in an oilseed processing facility joint venture with Louis Dreyfus Company and Aceitera General Deheza S.A. ("AGD") in Paraguay.
G3 Global Holding GP Inc. - Bunge has a 25% ownership interest in G3 Global Holding GP Inc., a joint venture with Saudi Agricultural and Livestock Investment Company ("SALIC") that operates grain facilities in Canada.
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
Vietnam Agribusiness Holdings Ptd. Ltd ("VAH") - Bunge has a 50% ownership in VAH, with Wilmar International Limited ("Wilmar") owning the remaining 50%. VAH owns 100% of the shares of an oilseed processing facility in Vietnam.
Sugar and Bioenergy
BP Bunge Bioenergia - Bunge has a 50% ownership interest in BP Bunge Bioenergia, a joint venture with BP plc. BP Bunge Bioenergia is a leading company in the ethanol, biopower, and sugar market in Brazil.
ProMaiz - Bunge has a 50% ownership interest in a corn wet milling facility joint venture with AGD in Argentina for the production of ethanol.
Corporate and Other
Australia Plant Proteins - Bunge has a 22% ownership interest in a plant-based protein ingredients company in Australia that complements Bunge's existing businesses.
Merit Functional Foods Corp. - Bunge has a 29% ownership interest in a plant-based protein ingredients company in Canada that complements Bunge's existing businesses.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summarized financial information, combined, for all of Bunge's equity method investees is as follows:

	December 31,
(US$ in millions)	2021	2020
Current assets	$3,416	$2,266
Noncurrent assets	3,446	3,391
Total assets	$6,862	$5,657

Current liabilities	$2,373	$1,351
Noncurrent liabilities	2,156	2,233
Total liabilities	$4,529	$3,584

	Years ended December 31,
(US$ in millions)	2021	2020	2019
Net sales	$9,441	$6,310	$3,611
Gross profit	832	577	359
Net income (loss)	358	(28)	95
Variable Interest Entities
Bunge holds investment interests in various entities, as described above, that are included in Investments in affiliates and Other non-current assets in the consolidated balance sheets. Certain of these investments, which are primarily reported in Bunge's Agribusiness segment, have been determined to be variable interest entities for which Bunge has determined it is not the primary beneficiary. Accordingly, these investments are not consolidated by Bunge. Bunge's exposure to loss related to these unconsolidated investments is $487 million and $449 million, respectively, as of December 31, 2021 and 2020. Bunge's exposure to loss primarily comprises Bunge's investments in affiliates balance, third party guarantees, and long term loans, assuming full loss of the investment balance and full payment of the guarantees regardless of the probability of such losses actually being incurred in accordance with US GAAP disclosure rules. See Note 21- Commitments and Contingencies.
On January 6, 2021, Bunge entered into a series of agreements to acquire a minority interest and certain intellectual property, licensing, and distribution rights in Australian Plant Proteins, a variable interest entity, for $35 million. The Company's exposure to loss related to this unconsolidated investment is primarily limited to the book value of the investment.
On January 18, 2022, Bunge purchased a 33% interest in Sinagro Produtos Agropecuários S.A. ("Sinagro"), a Brazilian distributor of agricultural inputs and originator of grains, in exchange for BRL 251 million ($45 million). In addition, Bunge has provided certain guarantees of SinAgro’s approximately BRL 800 million ($145 million) indebtedness in proportion to Bunge’s 33% equity holding, representing a maximum guarantee of approximately $48 million. The Company's exposure to loss related to this unconsolidated variable interest entity is limited to the book value of the investment and the guarantee, which total $93 million. The transaction remains subject to regulatory approvals and is expected to close in the first half of 2022.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2021	2020
Recoverable taxes, net (1)	$66	$115
Judicial deposits (1)	89	72
Other long-term receivables, net (3)	11	12
Income taxes receivable (1)	139	150
Long-term investments (2)	196	136
Affiliate loans receivable	16	15
Long-term receivables from farmers in Brazil, net (1)	33	38
Unrealized gains on derivative contracts, at fair value	49	111
Other	120	97
Total	$719	$746

(1)These non-current assets arise primarily from Bunge's Brazilian operations and their realization could take several years.
(2)As of December 31, 2021 and 2020, $12 million and $12 million, respectively, of long-term investments were recorded at fair value.
(3)Net of allowances as described in Note 4- Trade Accounts Receivable and Trade Receivable Securitization Program.
Recoverable taxes, net—Recoverable taxes are reported net of allowances of $18 million and $17 million at December 31, 2021 and 2020, respectively.
Judicial deposits—Judicial deposits are funds that Bunge has placed on deposit with the courts in Brazil. These Brazilian funds are held in judicial escrow related to certain legal proceedings pending resolution and bear interest at the Selic rate, which is the benchmark rate of the Brazilian central bank.
Income taxes receivable—Income taxes receivable include overpayments of current income taxes plus accrued interest. These income tax prepayments are expected to be used to settle future income tax obligations. Income taxes receivable in Brazil bear interest at the Selic rate.
Affiliate loans receivable—Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with remaining maturities of more than one year.
Long-term receivables from farmers in Brazil, net—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6- Other Current Assets) and reclassified to Other non-current assets when collection issues with farmers arise and amounts become past due with resolution of matters expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2021 and 2020 was $92 million and $132 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021		December 31, 2020
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$42	$35	$73	$60
Renegotiated amounts	3	1	6	3
For which no allowance has been provided:
Legal collection process (1)	20	—	22	—
Renegotiated amounts (2)	2	—	—	—
Other long-term receivables	2	—	—	—
Total	$69	$36	$101	$63

(1)All amounts in legal process are considered past due upon initiation of legal action.
(2)These renegotiated amounts are current on repayment terms.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Year Ended December 31,
(US$ in millions)	2021	2020
Beginning balance	$63	$96
Bad debt provisions	3	12
Recoveries	(23)	(16)
Write-offs	(4)	(7)
Foreign currency translation	(3)	(22)
Ending balance	$36	$63

13. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2021	2020
Accrued liabilities	$689	$652
Unrealized losses on derivative contracts at fair value	1,713	3,226
Advances on sales (1)	437	406
Payables for purchase of shares (2)	—	149
Income tax payable	168	57
Other	418	350
Total	$3,425	$4,840
(1)The Company records advances on sales when cash payments are received in advance of the Company's performance and recognizes revenue once the related performance obligation is completed. Advances on sales are impacted by the seasonality of our business, including the timing of harvests in the northern and southern hemispheres, and amounts at each balance sheet date will generally be recognized in earnings within twelve months or less.
(2)On December 9, 2020, Bunge filed an unconditional tender offer to acquire the non-controlling interests in its Z.T. Kruszwica S.A. subsidiary. Accordingly, the Company recognized a liability for the fair value of the shares not owned at December 31, 2020. The tender offer process was completed in the first quarter of 2021.

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
Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.
The components of Income (loss) from continuing operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
United States	$754	$207	$(4)
Non-United States	1,811	1,206	(1,201)
Total	$2,565	$1,413	$(1,205)
The components of the Income tax expense are:

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Current:
United States	$169	$(4)	$32
Non-United States	501	181	78
	670	177	110
Deferred:
United States	10	33	(25)
Non-United States	(282)	38	1
	(272)	71	(24)
Total	$398	$248	$86

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliation of Income tax expense if computed at the U.S. Federal income tax rate to Bunge's reported Income tax expense is as follows:

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Income (loss) from continuing operations before income tax	$2,565	$1,413	$(1,205)
Income tax rate	21%	21%	21%
Income tax expense at the U.S. Federal tax rate	539	297	(253)
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	(99)	(18)	(66)
Valuation allowances	29	(27)	66
Fiscal incentives(1)	(83)	(43)	(43)
Foreign exchange on monetary items	21	29	12
Tax rate changes	(4)	3	(8)
Non-deductible expenses	19	16	11
Uncertain tax positions	33	(11)	(29)
Equity distributions, net	(4)	—	(7)
Transition tax	—	—	(11)
Incremental tax on future distributions	(6)	6	—
State taxes	17	(4)	3
Goodwill impairment - Loders	—	—	28
Losses on Brazilian sugar and bioenergy contribution to joint venture	—	—	379
Participation exemption - Loders Rotterdam sale	(53)	—	—
Other	(11)	—	4
Income tax expense	$398	$248	$86

(1)Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$660	$598
Operating lease obligations	86	155
Employee benefits	48	59
Tax credit carryforwards	23	40
Inventories	23	—
Accrued expenses and other	195	142
Total deferred tax assets	1,035	994
Less valuation allowances	(297)	(316)
Deferred tax assets, net of valuation allowance	738	678
Deferred income tax liabilities:
Property, plant and equipment	272	291
Operating lease assets	86	153
Undistributed earnings of affiliates	20	17
Investments	18	15
Intangibles	130	149
Inventories	—	74
Total deferred tax liabilities	526	699
Net deferred tax assets (liabilities)	$212	$(21)

As of December 31, 2021, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $1 billion, and accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes in the form of withholding taxes to the recipient for an amount of approximately $50 million.

At December 31, 2021, Bunge's pre-tax loss carryforwards totaled $2,245 million, of which $2,111 million have no expiration, including loss carryforwards of $1,060 million in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not allow consolidated tax filings. At December 31, 2020, Bunge’s pre-tax loss carryforwards totaled $2,166 million, of which $1,778 million had no expiration, including loss carryforwards of $870 million in Brazil. The increase in pre-tax loss carryforwards from 2020 to 2021 is primarily attributable to the Company’s generation of losses in certain jurisdictions during the year.
The remaining tax loss carryforwards expire at various periods beginning in 2022 through the year 2039.
Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.
As of December 31, 2021 and 2020, Bunge has recorded valuation allowances of $297 million and $316 million, respectively. The net decrease of $19 million is primarily attributable to currency translation adjustments during the year.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized Tax Benefits—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. At December 31, 2021 and 2020, respectively, Bunge had recorded unrecognized tax benefits of $73 million and $50 million in Other non-current liabilities and $8 million and $2 million in Other current liabilities in its consolidated balance sheets. During 2021, 2020 and 2019, respectively, Bunge recognized $4 million, $2 million and $(11) million of interest and penalty charges in Income tax expense in the consolidated statements of income. At December 31, 2021 and 2020, respectively, Bunge had recorded accrued interest and penalties of $14 million and $12 million in Other non-current liabilities and $2 million and $1 million in Other current liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows:

(US$ in millions)	2021	2020	2019
Balance at January 1,	$320	$311	$390
Additions based on tax positions related to the current year	14	3	2
Additions based on tax positions related to prior years	22	1	7
Reductions for tax positions of prior years	—	(1)	(27)
Settlements with tax authorities	(2)	(4)	(26)
Expiration of statute of limitations	(3)	(15)	(11)
Reductions due to dispositions	—	—	(19)
Foreign currency translation	(22)	25	(5)
Balance at December 31,	$329	$320	$311
Bunge believes that it is reasonably possible that approximately $10 million of its unrecognized tax benefits may be recognized by the end of 2022 as a result of a lapse of the statute of limitations or resolution with the tax authorities.
Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States regions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities in significant tax regions:

Open Tax Years
North America	2013 - 2021
South America	2015 - 2021
Europe	2015 - 2021
Asia-Pacific	2006 - 2021

As of December 31, 2021, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2016 of approximately 5,475 million Brazilian reais (approximately $981 million) plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of 19 million Brazilian reais (approximately $3 million) as of December 31, 2021.
As of December 31, 2021, Bunge’s Argentina subsidiary had received income tax and penalty assessments relating to 2006 through 2016 of approximately 4,069 million Argentine pesos (approximately $40 million) plus applicable interest on the outstanding amount.
Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with the exception of unrecognized tax benefits discussed above) in Brazil and Argentina and is vigorously defending its position against these assessments.
Bunge made cash income tax payments, net of refunds received, of $531 million, $140 million and $123 million during the years ended December 31, 2021, 2020, and 2019, respectively.
In October 2021, the Organization for Economic Co-operations and Development (the "OECD") released an outline that describes the conceptual agreement between 136 countries on fundamental reforms to international tax rules. The outline provides for two primary "Pillars"; however, only Pillar Two, which provides for a global minimum corporate tax rate of 15%,

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
could have a negative impact on Bunge. The OECD outline suggests that these reforms be implemented by 2023, but it is contingent upon the independent actions of participating countries to enact law changes. In December 2021, the OECD released the Pillar Two Model Rules as approved by the OECD/G20 Inclusive Framework on BEPS. The Model Rules define the scope and key mechanics for the Pillar Two system of global minimum tax rules, which includes the Income Inclusion Rule (IIR) and the Under Taxed Payments Rule (UTPR), referred collectively as the "GloBE" rules. According to the timeline release in October with agreement of member jurisdictions of the Inclusive Framework, the Pillar Two rules should be brought into domestic law in 2022 to be effective 2023, with the exception of the UTPR which is to enter into effect in 2024. Further OECD guidance is expected in 2022. If enacted into law, in whole or in part, this proposed change to international tax rules could have a negative impact to Bunge’s effective tax rate.

15. FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as trade accounts receivable and trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, trade accounts payable and short-term debt are each stated at their carrying value, which is a reasonable estimate of fair value. See Note 3- Trade Structured Finance Program for trade structured finance program, Note 12- Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, Note 17- Short-term Debt and Credit Facilities for short-term debt, Note 18- Long-term Debt for long-term debt, and Note 19- Employee Benefit Plans for employee benefit plans. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
    For a definition of fair value and the associated fair value levels, refer to Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2021				December 31, 2020
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 5)	$—	$6,664	$205	$6,869	$—	$6,118	$208	$6,326
Trade accounts receivable (1)	—	1	—	1	—	5	—	5
Unrealized gain on derivative contracts (2):
Interest rate	—	49	—	49	—	100	—	100
Foreign exchange	—	340	—	340	3	531	—	534
Commodities	63	1,055	34	1,152	191	2,783	63	3,037
Freight	79	5	—	84	14	—	—	14
Energy	44	4	—	48	44	—	—	44
Credit	—	6	—	6	—	—	—	—
Equity	1	—	—	1	—	—	—	—
Other (3)	91	406	—	497	15	352	—	367
Total assets	$278	$8,530	$239	$9,047	$267	$9,889	$271	$10,427
Liabilities:
Trade accounts payable (4)	$—	$545	$23	$568	$—	$285	$9	$294
Unrealized loss on derivative contracts (5):
Interest rate	—	47	—	47	—	15	—	15
Foreign exchange	—	309	—	309	—	701	—	701
Commodities	98	1,051	65	1,214	232	2,187	71	2,490
Freight	162	—	—	162	16	—	—	16
Energy	29	1	—	30	12	—	—	12
Credit	—	1	—	1	—	—	—	—
Total liabilities	$289	$1,954	$88	$2,331	$260	$3,188	$80	$3,528

(1)These receivables are hybrid financial instruments for which Bunge has elected the fair value option.
(2)Unrealized gains on derivative contracts are generally included in Other current assets. There were $49 million and $111 million included in Other non-current assets at December 31, 2021 and 2020, respectively. There were $2 million and $63 million included in Assets held for sale at December 31, 2021 and 2020, respectively.
(3)Other primarily includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)These payables are hybrid financial instruments for which the Company has elected the fair value option. There were zero and $40 million included in Liabilities held for sale at December 31, 2021 and 2020, respectively.
(5)Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $49 million and $7 million included in Other non-current liabilities at December 31, 2021 and 2020, respectively. There were $1 million and $2 million included in Liabilities held for sale at December 31, 2021 and 2020, respectively.
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
    Level 3 Measurements
    The following relates to assets and liabilities measured at fair value on a recurring basis using Level 3 measurements. An instrument may transfer into or out of Level 3 due to inputs becoming either observable or unobservable. See Note 10- Impairments, for assets measured at fair value on a nonrecurring basis using Level 3 inputs.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2021
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2021	$208	$(8)	$(9)	$191
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	431	2	27	460
Purchases	3,344	3	(252)	3,095
Sales	(5,095)	—	—	(5,095)
Issuances	—	(2)	—	(2)
Settlements	—	(49)	217	168
Transfers into Level 3	1,656	(17)	(213)	1,426
Transfers out of Level 3	(339)	40	207	(92)
Balance, December 31, 2021	$205	$(31)	$(23)	$151
1)    Readily marketable inventories, derivatives, net and trade accounts payable include gains/(losses) of $475 million, $(48) million and $27 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2021.

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
1)        Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $544 million, $(29) million and $19 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2020.

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
little to no net earnings impact for these hedge relationships. The Company monitors these relationships on a quarterly basis and performs a quantitative analysis to validate the assertion that the hedges are highly effective if there are changes to the hedged item or hedging derivative.
    Fair value hedges - These derivatives are used to hedge the effect of interest rate and currency exchange rate changes on certain long-term debt. Under fair value hedge accounting, the derivative is measured at fair value and the carrying value of hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings. In other words, the earnings effect of an increase in the fair value of the derivative will be substantially offset by the earnings effect of the increase in the carrying value of the hedged debt. The net impact of fair value hedge accounting for interest rate swaps is recognized in Interest expense. For cross currency swaps, the changes in currency risk on the derivative are recognized in Foreign exchange gains (losses) - net, and the changes in interest rate risk are recognized in Interest expense. Changes in basis risk are held in Accumulated other comprehensive loss until realized through the coupon.
    Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive loss until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2022. Of the amount currently in Accumulated other comprehensive loss, $3 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
Net investment hedges - The Company hedges the currency risk of certain of its foreign subsidiaries with currency forwards and intercompany loans for which the currency risk is remeasured through Accumulated other comprehensive loss. For currency forwards, the forward method is used. The change in the value of the forward is classified in Accumulated other comprehensive loss until the transaction affects earnings by way of either sale or substantial liquidation of the foreign subsidiary.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	December 31, 2021	December 31, 2020	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Carrying value of hedged debt	$3,990	$2,465	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$—	$92	$ Notional
Interest rate swap - notional amount	$4,006	$2,382	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$267	$297	$ Notional
Cross currency swap - notional amount	$267	$297	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$148	$182	$ Notional
Foreign currency option - notional amount	$60	$90	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$1,020	$1,875	$ Notional
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
    Currency derivatives are used to hedge the balance sheet and commercial exposures that arise from the Company's global operations. The impact of changes in fair value of these instruments is presented in Cost of goods sold when hedging commercial exposures and Foreign exchange gains (losses) - net when hedging monetary exposures.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the volume of economic derivatives as of December 31, 2021 and December 31, 2020. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), FFAs, and swaps), the gross position is provided. For exchange traded (e.g., futures and options) and cleared positions (e.g., energy swaps), the net position is provided.

	December 31,		December 31,
	2021		2020		Unit of Measure
	Long	(Short)	Long	(Short)
Interest rate
Swaps	$2,924	$(2,506)	$1,989	$(1,418)	$ Notional
FRAs	$—	$—	$1,216	$(805)	$ Notional
Currency
Forwards	$12,961	$(14,065)	$11,272	$(13,171)	$ Notional
Swaps	$1,362	$(1,422)	$422	$(413)	$ Notional
Futures	$—	$(8)	$—	$(55)	$ Notional
Options	$88	$(106)	$100	$(142)	Delta
Agricultural commodities
Forwards	29,329,244	(34,810,969)	38,332,313	(39,743,593)	Metric Tons
Swaps	33,250	(502,652)	—	(1,700,972)	Metric Tons
Futures	—	(7,221,848)	—	(11,422,365)	Metric Tons
Options	218,106	(116,370)	—	(280,240)	Metric Tons
Ocean freight
FFA	12,010	(18,723)	3,055	—	Hire Days
FFA options	548	—	—	—	Hire Days
Natural gas
Swaps	1,764,455	—	1,040,284	—	MMBtus
Futures	5,147,500	—	7,210,000	—	MMBtus
Electricity
Swaps	670,973	(256,949)	—	—	Mwh
Energy - other
Swaps	741,307	(426,476)	413,542	—	Metric Tons
Other
Swaps and futures	$20	$(585)	$30	$(30)	$ Notional

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Effect of Derivative Instruments and Hedge Accounting on the Consolidated Statements of Income
    The tables below summarize the net effect of derivative instruments and hedge accounting on the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
(US$ in millions)		2021	2020	2019
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$2	$(14)	$(3)

Cost of goods sold
Hedge accounting	Commodities	—	—	20
Economic hedges	Foreign currency	(7)	(1,250)	172
	Commodities	(1,749)	(225)	(50)
	Other (1)	44	42	46
Total Cost of goods sold		$(1,712)	$(1,433)	$188

Interest expense
Hedge accounting	Interest rate	$30	$15	$(12)
Economic hedges	Interest rate	1	(1)	(10)
Total Interest expense		$31	$14	$(22)

Foreign exchange gains (losses) - net
Hedge accounting	Foreign currency	$(28)	$27	$11
Economic hedges	Foreign currency	64	(261)	33
Total Foreign exchange gains (losses) - net		$36	$(234)	$44

Other income
Economic hedges	Interest rate	1	—	—
Total Other income		$1	$—	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(1)	$(1)	$(1)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period (2)		$2	$(5)	$15
Gains and losses on derivatives used as cash flow hedges of commodity price risk included in other comprehensive income (loss) during the period		$—	$—	$20
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(16)	$41	$(47)
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$—	$(67)	$17

Amounts released from Accumulated other comprehensive loss during the period
Cash flow hedge of foreign currency risk		$(3)	$3	$(5)
Cash flow hedge of commodity risk		$—	$—	$(20)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1) Other includes the results from freight, energy and other derivatives.
(2) Includes $(21) million, $(38) million and zero Bunge share of other comprehensive income (loss) related to cash flow hedges associated with the Company's equity investment in BP Bunge Bioenergia for the years ended December 31, 2021, 2020 and 2019.

17. SHORT-TERM DEBT AND CREDIT FACILITIES
Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs, the impact of designated interest rate hedges, and charges on certain lending transactions. The weighted-average interest rate on short-term borrowings at December 31, 2021 and 2020 was 19.62% and 5.49%, respectively.

	December 31,
(US$ in millions)	2021	2020
Commercial paper program	$—	$549
Revolving credit facilities	—	944
Short-term lines of credit, variable interest rates from 0.56% to 42.50%	673	1,335
Total short-term debt (1) (2)	$673	$2,828
(1)Includes $566 million and $558 million of local currency borrowings in certain European, South American and Asia-Pacific countries at a local currency based weighted average interest rate of 23.14% and 24.54% as of December 31, 2021 and December 31, 2020, respectively.
(2)Includes secured debt of $41 million and zero at December 31, 2021 and December 31, 2020, respectively.
Bunge has a $600 million commercial paper program, which is supported by an identical amount of committed back-up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge's commercial paper program. At December 31, 2021, there were no borrowings outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. At December 31, 2020, there were $549 million of borrowings outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is Bunge's only revolving credit facility that requires lenders to maintain minimum credit ratings. On July 16, 2021, Bunge amended and extended the Liquidity Facility to July 16, 2026.
On July 16, 2021, Bunge entered into an unsecured $1 billion 364-day Revolving Credit Agreement (the "$1 Billion Credit Agreement") with a group of lenders, maturing on July 15, 2022. Bunge may from time to time request one or more of the existing or new lenders to increase the total participations under the $1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1 Billion Credit Agreement. The $1 Billion Credit Agreement replaced the $1.25 billion 364-day Revolving Credit Agreement that was set to mature on October 21, 2021. Bunge had no borrowings outstanding at December 31, 2021 under the $1 Billion Credit Agreement.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 16, 2021, Bunge entered into an unsecured committed $1.35 billion 5-year Revolving Credit Agreement (the "$1.35 Billion Credit Agreement") with a group of lenders, maturing July 16, 2026. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by an aggregate amount up to $200 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1.35 Billion Credit Agreement. The $1.35 Billion Credit Agreement replaced the $1.1 billion five-year syndicated revolving credit agreement that was set to mature on December 14, 2023. Bunge had no borrowings outstanding at December 31, 2021 under the $1.35 Billion Credit Agreement.
On October 29, 2021, Bunge entered into an unsecured $865 million Revolving Credit Agreement (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $865 Million 2026 Facility. The $865 Million 2026 Facility replaced the $865 million revolving credit facility that was set to mature on September 6, 2022. Bunge had no borrowings outstanding at December 31, 2021 under the $865 Million 2026 Facility.
On December 16, 2021, Bunge entered into an unsecured $1.75 billion revolving credit facility ("$1.75 Billion Revolving Credit Facility") set to mature on December 16, 2024. The interest rate under the $1.75 Billion Revolving Credit Facility is tied to certain sustainability criteria, including, but not limited to, recently established science based targets that define Bunge's climate goals within its operations and a commitment to eliminate deforestation in its supply chains by 2025. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision set forth in the $1.75 Billion Revolving Credit Facility. Borrowings under the $1.75 Billion Revolving Credit Facility will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Services Inc. and S&P Global Ratings. Bunge will also pay a fee that will vary from 0.10% to 0.40% based on its utilization of the Revolving Credit Facility. The $1.75 Billion Revolving Credit Facility replaced the $1.75 billion revolving credit facility that was set to mature on December 12, 2022. There were no borrowings outstanding at December 31, 2021 under the $1.75 Billion Revolving Credit Facility.
At December 31, 2021, Bunge had $5,815 million unused and available committed borrowing capacity comprising committed revolving credit facilities and the commercial paper program, totaling $5,565 million with a number of financial institutions, in addition to a committed unsecured $250 million delayed draw term loan (see Note 18- Long-term Debt). At December 31, 2020, Bunge had total committed revolving credit facilities of $5,565 million with a number of financial institutions, of which $4,072 million was unused and available.
In addition to the committed facilities discussed above, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2021 and 2020, there were zero and $550 million borrowings outstanding, respectively, under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $673 million and $785 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2021 and 2020, respectively, to support working capital requirements.
On February 25, 2021, Bunge entered into an unsecured $250 million 364-day term loan (the "$250 Million Term Loan"), scheduled to mature on February 24, 2022. On October 29, 2021 Bunge prepaid the outstanding balance of the $250 Million Term Loan.

On February 23, 2021, Bunge entered into an unsecured $125 million 364-day term loan (the "$125 Million Term Loan"), scheduled to mature on February 22, 2022. On July 16, 2021 Bunge prepaid the outstanding balance of the $125 Million Term Loan.
Bunge's credit facilities require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2021.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. LONG-TERM DEBT
Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2021	2020
Term loan due 2024 - three-month Yen LIBOR plus 0.75% (Tranche A) (3)	$267	$297
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.00% Senior Notes due 2022	399	399
1.85% Senior Notes due 2023—Euro	906	982
4.35% Senior Notes due 2024	598	597
1.63% Senior Notes due 2025	596	595
3.25% Senior Notes due 2026	697	696
3.75% Senior Notes due 2027	596	595
2.75% Senior Notes due 2031	989	—
Other	154	210
Subtotal	5,291	4,460
Less: Current portion of long-term debt (1)	(504)	(8)
Total long-term debt (2)	$4,787	$4,452
(1)     Includes secured debt of $2 million and $1 million at December 31, 2021 and December 31, 2020, respectively.
(2) Includes secured debt of $50 million and $5 million at December 31, 2021 and December 31, 2020, respectively.
(3)     Effective January 1, 2022, the three-month Yen LIBOR rate was discontinued and replaced by the Tokyo Overnight Average Rate ("TONAR" or "TONA").
The fair values of long-term debt, including current portion, are calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2021		December 31, 2020
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$5,291	$5,489	$4,460	$4,646

On May 14, 2021, Bunge completed the sale and issuance of $1 billion aggregate principal amount of 2.750% unsecured senior notes (the "2.75% Senior Notes") due May 14, 2031. The 2.75% Senior Notes are fully and unconditionally guaranteed by Bunge. The offering was made pursuant to a shelf registration statement on Form S-3 (Registration No. 333-231083) filed by the Company and its 100% owned finance subsidiary Bunge Limited Finance Corp. with the U.S. Securities and Exchange Commission. Interest on the 2.75% Senior Notes is payable semi-annually in arrears in November and May of each year, commencing on November 14, 2021. At any time prior to February 14, 2031 (three months before maturity of the 2.75% Senior Notes), the Company may elect to redeem and repay the 2.75% Senior Notes, at any time in whole, or from time to time in part, at a redemption price substantially equal to 100% of the principal amount of the 2.75% Senior Notes being redeemed on the redemption date. The net proceeds of the offering were approximately $990 million after deducting underwriting commissions, the original issue discount and offering fees and expenses payable by Bunge. Bunge used the net proceeds from this offering for general corporate purposes, including the repayment of certain short-term debt.
On October 29, 2021, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million Delayed Draw Term Loan") with a group of lenders that is required to be drawn by October 29, 2022. The $250 Million Delayed Draw Term Loan will bear interest at LIBOR plus an applicable margin, as defined in the $250 Million Delayed Draw Term Loan. The $250 Million Delayed Draw Term Loan matures on October 29, 2028 and was not drawn as of December 31, 2021.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain property, plant and equipment, and investments in consolidated subsidiaries having a net carrying value of approximately $54 million at December 31, 2021 have been mortgaged or otherwise collateralized against long-term debt of $50 million at December 31, 2021.
Principal Maturities—Principal maturities of long-term debt at December 31, 2021 are as follows:

(US$ in millions)
2022	$508
2023	945
2024	959
2025	601
2026	700
Thereafter	1,603
Total (1)	$5,316

(1)Includes components of long-term debt attributable to unamortized premiums of $26 million and excludes components of long-term debt attributable to fair value hedge accounting of $1 million.
Certain of Bunge's term loans require it to comply with specified financial covenants related to minimum net worth, minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2021.
During the years ended December 31, 2021, 2020 and 2019, Bunge paid interest, net of interest capitalized, of $285 million, $264 million, and $327 million, respectively.
On February 23, 2022, Bunge Limited delivered a redemption notice for all of its 4.35% senior notes due 2024 (2024 Notes) pursuant to the terms of indenture governing the 2024 Notes. Following such redemption, which is expected to be completed during the first quarter of 2022, the 2024 Notes will be cancelled and will no longer be outstanding. Additionally, the Company will recognize a one-time charge of approximately $40 million to $50 million within Interest expense during the first quarter of 2022 comprising the sum of the “make whole” provision payable in respect of the early redemption and the recognition of unrealized mark-to-market losses on related, designated interest rate hedges.

19. EMPLOYEE BENEFIT PLANS
Certain of Bunge's United States, Canadian, European, Asian and Brazilian-based subsidiaries sponsor defined benefit pension plans covering substantially all employees of such subsidiaries. The plans provide benefits primarily based on participant salaries and lengths of service. The funding policies for Bunge's defined benefit pension plans are determined in accordance with statutory funding requirements. The most significant defined benefit plan is in the United States.
Certain of Bunge's United States and Brazilian-based subsidiaries have benefit plans to provide postretirement healthcare benefits to eligible retired employees of those subsidiaries. The plans require minimum retiree contributions and define the maximum amount the subsidiaries will be obligated to pay under the plans. Bunge's policy is to fund these costs as they become payable.
Plan amendments and pension liability adjustments - On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans. These changes freeze the plans for future benefit accruals effective January 1, 2023, and these plans are closed for participation for employees hired on or after January 1, 2018.
Plan Settlements - Subsequent to the balance sheet date, the Company, together with plan participants and related employee unions, agreed to the transition of one of the Company’s international defined-benefit pension plans to a multi-employer pension plan. Following the transition the Company will account for the multi-employer plan similar to a defined contribution plan, giving rise to a settlement of the related defined-benefit plan obligations. In connection with the settlement, during the first quarter of 2022 the Company expects to record a $3 million decrease in recorded benefit obligations and to reclassify a pretax unamortized gain of approximately $38 million, including amounts attributable to non-controlling interests, from Other comprehensive income to Other income - net in the consolidated statement of income.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 17, 2020, the Company approved a one-time lump sum offering to certain participants in Bunge's defined benefit U.S. Pension Plan who had separated from the Company as of December 31, 2019 and whose benefits in the plan had fully vested. The respective payments were completed during the fourth quarter of 2020. The payments, which were paid from plan assets as settlement of respective benefit obligations, resulted in an $88 million decrease in benefit obligations and the reclassification of an unamortized loss of $12 million from Other comprehensive income, which was recorded in Other income - net on the consolidated statement of income.
In addition, during the year ended December 31, 2020, the Company incurred a small settlement in respect of one of its international plans, resulting in the reclassification of an unamortized loss of $4 million from Other comprehensive income, which was also recorded in Other income - net on the consolidated statement of income.
On July 24, 2020, the Company made a one-time cash contribution payment to its U.S. defined benefit pension plans of $65 million for the year ended December 31, 2020.
Plan Transfers In and Out - There were no significant transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2021 or 2020.
Cost of Benefit Plans - Service cost is recognized in a period determined as the actuarial present value of benefits attributed by the pension benefit formula to services rendered by employees during that period. Interest cost is the amount recognized in a period determined as the increase in the projected benefit obligation due to the passage of time. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. Amortization of net loss represents the recognition in net periodic cost over several periods of amounts previously recognized in Other comprehensive income (loss). Service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while the other components of net periodic benefit pension cost are presented separately in Other income, net.
The components of net periodic benefit costs for defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2021	2020	2019	2021	2020	2019
Service cost	$46	$45	$38	$—	$—	$—
Interest cost	30	38	43	3	3	5
Expected return on plan assets	(54)	(51)	(47)	—	—	—
Amortization of prior service cost	1	1	2	—	—	—
Amortization of net loss	8	8	9	—	—	—
Curtailment loss	—	—	2	—	—	—
Settlement loss recognized	2	16	—	—	—	—
Special termination benefit	—	—	1	—	—	—
Net periodic benefit costs	$33	$57	$48	$3	$3	$5
Assumptions used in Postretirement Benefits Calculations - At December 31, 2021, a 7.2% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2021 postretirement benefit plan measurement purposes, decreasing to 6.6% by 2038, and remaining at that level thereafter. At December 31, 2020, a 6.8% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2020 postretirement benefit plan measurement purposes, decreasing to 6.6% by 2038, and remaining at that level thereafter.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2021	2020	2021	2020
Discount rate	2.5%	2.1%	7.5%	5.7%
Increase in future compensation levels	3.2%	3.2%	N/A	N/A

The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.1%	2.8%	3.7%	5.7%	6.1%	8.3%
Expected long-term rate of return on assets	4.5%	4.7%	5.1%	N/A	N/A	N/A
Increase in future compensation levels	3.2%	3.2%	3.2%	N/A	N/A	N/A
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
For certain of Bunge’s plans, the discount rate is determined by 1) the yield on a hypothetical bond portfolio for which the cash flow effectively settles the year-by-year projected benefit cash flows or 2) matching either the duration or the expected cash flows for the pension plans to a hypothetical yield curve developed on a region-specific basis using a portfolio of available high quality, non-callable, make-whole corporate bonds.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension Benefit Obligations and Funded Status - The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2021 and 2020. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2021	2020	2021	2020
Change in benefit obligations:
Benefit obligation at the beginning of year	$1,453	$1,388	$50	$56
Service cost	46	45	—	—
Interest cost	30	38	3	3
Plan amendments	(6)	—	—	(1)
Plan curtailments	—	(1)	—	—
Actuarial (gain) loss, net	(57)	84	(4)	7
Employee contributions	3	3	—	1
Plan settlements	(15)	(108)	—	—
Benefits paid	(40)	(35)	(4)	(6)
Expenses paid	(3)	(2)	—	—
Impact of foreign exchange rates	(31)	41	(3)	(10)
Benefit obligation at the end of year	$1,380	$1,453	$42	$50
Change in plan assets:
Fair value of plan assets at the beginning of year	$1,232	$1,114	$—	$—
Actual return on plan assets	49	145	—	—
Employer contributions	22	84	4	5
Employee contributions	3	3	—	1
Plan settlements	(15)	(108)	—	—
Benefits paid	(40)	(35)	(4)	(6)
Expenses paid	(3)	(2)	—	—
Impact of foreign exchange rates	(25)	31	—	—
Fair value of plan assets at the end of year	$1,223	$1,232	$—	$—
Unfunded status and net amounts recognized:
Plan assets less than benefit obligation	$(157)	$(221)	$(42)	$(50)
Net liability recognized in the balance sheet	$(157)	$(221)	$(42)	$(50)
Amounts recognized in the balance sheet consist of:
Non-current assets	$38	$15	$—	$—
Current liabilities	(6)	(6)	(4)	(4)
Non-current liabilities	(189)	(230)	(38)	(46)
Net liability recognized	$(157)	$(221)	$(42)	$(50)
Included in Accumulated other comprehensive loss for pension benefits at December 31, 2021 are the following amounts, net of tax and excluding noncontrolling interest, that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $3 million, and unrecognized actuarial loss of $123 million.
Included in Accumulated other comprehensive loss for postretirement healthcare benefits at December 31, 2021 is the following amount, net of tax and excluding noncontrolling interest, that has not yet been recognized in net periodic benefit costs: unrecognized actuarial loss of $4 million.
Bunge has aggregated certain defined benefit pension plans for which the projected benefit obligations exceeds the fair value of related plan assets with pension plans for which the fair value of plan assets exceeds related projected benefit

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
obligations. The following table provides aggregated information about pension plans with a projected benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2021	2020
Projected benefit obligation	$585	$641
Fair value of plan assets	$390	$405
    The accumulated benefit obligation for the defined pension benefit plans was $1,332 million and $1,371 million at December 31, 2021 and 2020, respectively. The following table summarizes information related to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2021	2020
Projected benefit obligation	$306	$618
Accumulated benefit obligation	$291	$557
Fair value of plan assets	$115	$383

Pension Benefit Plan Assets—The objective of the plans' trust funds is to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing returns.
For pension plans in the United States (the "US plans"), in 2020, Bunge hired an outside investment advisory firm to implement a liability-driven investment strategy intended to increase the interest rate and credit risk hedge ratios and increase the duration of pension plan assets to better match the pension benefit obligations. This strategy is intended to reduce the funded status volatility of the US plans. For the largest US plan, derivatives are used primarily to manage risk and hedge plan liabilities while maintaining liquidity. As part of this strategy, the plan is required to hold cash collateral associated with certain derivatives. Target asset allocations are based on a glide path approach, which allocates more plan assets to immunizing assets, such as intermediate and long duration fixed income instruments and treasury strips, which are intended to match the duration and amount of the expected liabilities, and less to growth assets, such as public equities, non-core fixed income instruments and real assets, as the funded status of the plans improve. Target asset allocations are generally 70-80% to immunizing assets and 20-30% to growth assets. For pension plans outside of the United States, the plans’ trust funds utilize a target asset allocation of approximately 60% fixed income securities and approximately 40% equities.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	December 31, 2021
(US$ in millions)	Total	Level 1	Level 2	Level 3
Cash	$42	$42	$—	$—
Mutual funds - equities (1)	208	208	—	—
Mutual funds - fixed income (2)	178	167	11	—
Other (3)	92	10	75	7
Total	$520	$427	$86	$7

Collective pooled funds (4)	$703	$—	$—	$—
Total investments measured at NAV as a practical expedient	703	—	—	—
Total	$1,223	$427	$86	$7

	December 31, 2020
(US$ in millions)	Total	Level 1	Level 2	Level 3
Cash	$87	$87	$—	$—
Mutual funds - equities (1)	183	183	—	—
Mutual funds - fixed income (2)	197	159	38	—
Other (3)	77	31	33	13
Total	$544	$460	$71	$13

Collective pooled funds (4)	$688	$—	$—	$—
Total investments measured at NAV as a practical expedient	688	—	—	—
Total	$1,232	$460	$71	$13

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
(3)This category represents a portfolio consisting of a mixture of hedge funds, investments in certain government and municipal securities, bonds, real estate and insurance contracts.
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
Bunge expects to contribute $21 million and $4 million to its defined benefit pension and postretirement benefit plans, respectively, in 2022.
The following benefit payments, which reflect future service as appropriate, are expected to be paid in relation to defined benefit pension and postretirement benefit plans:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2022	$53	$4
2023	54	4
2024	55	4
2025	56	4
2026	57	4
Next five years	293	19
Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $17 million, $16 million, and $16 million during the years ended December 31, 2021, 2020 and 2019, respectively.

20. RELATED PARTY TRANSACTIONS
    Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 6% or less of total Cost of goods sold for each of the years ended December 31, 2021, 2020, and 2019. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for each of the years ended December 31, 2021, 2020, and 2019.

    In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. During the years ended December 31, 2021, 2020, and 2019, such services were not material to the Company's consolidated results.

    At December 31, 2021 and 2020, receivables related to the above related party transactions comprised approximately 2% or less of total Trade accounts receivable. At December 31, 2021 and 2020, payables related to the above related party transactions comprised approximately 5% or less of total Trade accounts payable.

    Bunge believes all transaction values to be similar to those that would be conducted with third parties.

21. COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the consolidated balance sheets. Included in Other non-current liabilities at December 31, 2021 and 2020 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2021	2020
Non-income tax claims	$15	$20
Labor claims	72	54
Civil and other claims	95	96
Total	$182	$170

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On October 8, 2020, the Company was notified that the Brazilian Federal Court of Appeal ruled in favor of the Company in a case against Brazilian tax authorities regarding the right to exclude the value of ICMS from the PIS/COFINS tax basis. The ruling allowed the Company the right to recover amounts unduly paid from August 2009 through December 2020. As a result of the favorable decision, Bunge recorded pre-tax recoveries of R$260 million (approximately $49 million) primarily in 2020 for the recovery of taxes, recognized in Net sales, consistent with how the expense was originally incurred, in the consolidated statements of income. Realization of these benefits occurred through income tax credits applied to the Company's 2021 Brazil federal tax liability.
As of December 31, 2021, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

		December 31,
(US$ in millions)	Years Examined	2021	2020
ICMS	1990 to Present	$222	$191
PIS/COFINS	2004 through 2016	$228	$208

Argentina Export Tax — Since 2010, the Argentine tax authorities have been conducting a review of income and other taxes paid by exporters and processors of cereals and other agricultural commodities in the country. In that regard, Bunge has been subject to a number of assessments, proceedings and claims related to its activities. During 2011, Bunge’s subsidiary in Argentina paid $112 million of accrued export tax obligations under protest and challenged the claim. During 2020, the Argentine Supreme Court ruled in favor of Bunge in the first case of these interest charges declaring that they shall be declared extinguished. However, this tax claim is divided into a number of individual controversies that are pending at the Supreme Court, the Federal Court of Appeals or the Tax Court.
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
During the first quarter of 2017, Bunge received a notice from the Brazilian Administrative Council for Economic Defense ("CADE") initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. This proceeding was put on hold due to a court injunction obtained by one of the defendants in a case related to the application of the statute of limitations. Additionally, in the second quarter of 2018, Bunge received a notification from CADE that it has extended the scope of an existing administrative proceeding relating to alleged anticompetitive practices in the Rio Grande port in Brazil to include certain of Bunge's Brazilian subsidiaries and certain former employees of those subsidiaries. Bunge is defending against these administrative proceedings and, if unsuccessful in its defense, can further litigate the proceedings via the judicial courts. Therefore, Bunge cannot at this time reasonably predict the ultimate outcome in the judicial courts of the cases or sanctions, if any, that may be imposed.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2021:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$244
Residual value guarantee (2)	271
Other guarantees	7
Total	$522

(1)Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on the amounts drawn under such debt facilities at December 31, 2021, Bunge's potential liability was $234 million, and it has recorded a $7 million obligation related to these guarantees within Other non-current liabilities.
(2)Bunge has issued guarantees to certain financial institutions which are party to certain operating lease arrangements for railcars, barges and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2022 through 2028. At December 31, 2021, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
Commitments—At December 31, 2021, Bunge had approximately $426 million of purchase commitments related to inventories, $231 million of freight supply agreements not accounted for as leases, $101 million of power supply contracts, $72 million of contractual commitments related to construction in progress, and $215 million of other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.
Bunge has also entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Amounts on outstanding standby letter of credit agreements and surety bonds aggregated to $1,405 million and $1,226 million as of December 31, 2021 and 2020, respectively.

22. OTHER NON-CURRENT LIABILITIES

	December 31,
(US$ in millions)	2021	2020
Labor, legal and other provisions	$187	$175
Pension and post-retirement obligations (1)	227	276
Uncertain income tax positions (2)	73	50
Unrealized losses on derivative contracts, at fair value (3)	49	7
Other	122	149
Total	$658	$657
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

24. EQUITY
Share Repurchase Program—In May 2015, Bunge established a program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. Under this program, 1,298,384 common shares were repurchased for $100 million during the year ended December 31, 2021, and 2,546,000 common shares were repurchased for $100 million during the year ended December 31, 2020. Total repurchases under the program from its inception in May 2015 through December 31, 2021 were 8,551,824 shares for $500 million, thereby completing the program.
Effective October 25, 2021, Bunge's Board of Directors approved a new program for the repurchase of up to $500 million of its issued and outstanding common shares. The program has no expiration date, and there have been no repurchases under this program as of December 31, 2021.
Cumulative Convertible Perpetual Preference Shares—Bunge has 6,899,683, 4.875% cumulative convertible perpetual preference shares ("convertible preference shares"), par value $0.01 outstanding at December 31, 2021. Each convertible preference share has an initial liquidation preference of $100 per share plus accumulated unpaid dividends up to a maximum of an additional $25 per share. As a result of adjustments made to the initial conversion price because cash dividends paid on Bunge Limited's common shares exceeded certain specified thresholds, each convertible preference share is convertible at any time at the holder's option into approximately 1.2799 common shares based on a conversion price of $78.1322 per convertible preference share, subject in each case to certain specified anti-dilution adjustments (which represents 8,830,904 Bunge Limited common shares at December 31, 2021).
At any time, if the closing market price of Bunge's common shares equals or exceeds 130% of the conversion price of the convertible preference shares for 20 trading days within any period of 30 consecutive trading days (including the last trading day of such period), Bunge may elect to cause all outstanding convertible preference shares to be automatically converted into the number of common shares that are issuable at the conversion price. The convertible preference shares are not redeemable by Bunge at any time.
The convertible preference shares accrue dividends at an annual rate of 4.875%. Dividends are cumulative from the date of issuance and are payable, quarterly in arrears, on each March 1, June 1, September 1, and December 1, when, and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares, or a combination thereof. Accumulated unpaid dividends on the convertible preference shares do not bear interest. In each of the years ended December 31, 2021, 2020 and 2019, Bunge recorded $34 million of dividends, paid in cash, on its convertible preference shares.
Accumulated other comprehensive loss Attributable to Bunge—The following table summarizes the balances of related after-tax components of Accumulated other comprehensive loss attributable to Bunge:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
Balance January 1, 2019	$(6,637)	$(145)	(153)	(6,935)
Other comprehensive (loss) income before reclassifications	(119)	1	(24)	(142)
Amount reclassified from accumulated other comprehensive loss	1,493	(26)	(14)	1,453
Net-current period other comprehensive income (loss)	1,374	(25)	(38)	1,311
Balance, December 31, 2019	(5,263)	$(170)	(191)	(5,624)
Other comprehensive (loss) income before reclassifications	(594)	(45)	3	(636)
Amount reclassified from Accumulated other comprehensive loss	—	—	14	14
Net-current period other comprehensive (loss) income	(594)	(45)	17	(622)
Balance, December 31, 2020	(5,857)	$(215)	(174)	(6,246)
Other comprehensive (loss) income before reclassifications	(236)	(36)	51	(221)
Amount reclassified from Accumulated other comprehensive loss	—	(3)	(1)	(4)
Net-current period other comprehensive (loss) income	(236)	(39)	50	(225)
Balance, December 31, 2021	$(6,093)	$(254)	$(124)	$(6,471)

(1)Bunge has significant operating subsidiaries in Brazil, Argentina, North America, Europe, and Asia-Pacific. The functional currency of Bunge's subsidiaries is generally the local currency. The assets and liabilities of these subsidiaries are translated into U.S. dollars from the local currency at month-end exchange rates, and the resulting foreign currency translation gains (losses) are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive loss.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2021	2020	2019
Net income (loss)	$2,167	$1,165	$(1,291)
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(89)	(20)	11
Income (loss) attributable to Bunge	2,078	1,145	(1,280)
Convertible preference share dividends	(34)	(34)	(34)
Adjustment of redeemable noncontrolling interest (1)	—	10	(8)
Net income (loss) available to Bunge common shareholders - Basic	$2,044	$1,121	$(1,322)
Add back convertible preference share dividends	34	34	—
Net income (loss) available to Bunge common shareholders - Diluted	$2,078	$1,155	$(1,322)

Weighted-average number of common shares outstanding:
Basic	141,015,388	140,693,658	141,492,289
Effect of dilutive shares:
—stock options and awards (2)	2,520,420	312,907	—
—convertible preference shares (3)	8,830,904	8,683,251	—
Diluted	152,366,712	149,689,816	141,492,289

Earnings (loss) per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$14.50	$7.97	$(9.34)
Net income (loss) attributable to Bunge common shareholders—diluted	$13.64	$7.71	$(9.34)

(1)The redemption value adjustment of the Company's redeemable noncontrolling interest is (deducted from) added to Income (loss) attributable to Bunge as discussed further in Note 23- Redeemable Noncontrolling Interest.
(2)The weighted-average common shares outstanding-diluted excludes approximately 1 million, 6 million, and 7 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2021, 2020, and 2019, respectively.
(3)Weighted-average common shares outstanding-diluted for the year ended December 31, 2019 excludes approximately 8 million weighted-average common shares that are issuable upon conversion of the convertible preference shares that were not dilutive and not included in the weighted-average number of common shares outstanding.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
26. SHARE-BASED COMPENSATION
For the years ended December 31, 2021, 2020, and 2019, Bunge recognized approximately $61 million, $71 million, and $39 million, respectively, of total compensation expense related to its stock option and restricted stock unit equity awards.
During the years ended December 31, 2021, 2020, and 2019, Bunge granted equity awards under the 2016 Equity Incentive Plan (the "2016 EIP"), a shareholder approved plan. Under the 2016 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity-based awards to officers, employees, consultants and independent contractors in the form of stock options, restricted stock units (performance-based or time-based) or other equity-based awards. Shares issued under the 2016 EIP may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner, or a combination thereof.
Stock Option Awards—Options to purchase Bunge Limited common shares are granted with an exercise price equal to the grant date fair market value of Bunge common stock, vest over service periods that generally range from one to three years and expire 10 years from the date of grant. Vesting may be accelerated in certain circumstances as provided in the plans or associated award agreements. Grant date fair value is recognized as compensation expense on a straight-line basis for option grants, and forfeitures are recognized as they occur. Bunge elected to cease awarding stock options to its employees beginning January 1, 2021. Any awards previously granted will continue to vest as awarded.
Restricted Stock Units—Restricted stock units ("RSUs") give recipients the right to receive shares of Bunge common stock upon the lapse of related restrictions determined by the Compensation Committee. The Company has two types of RSUs: time-based restricted stock units ("TBRSUs") and performance-based restricted stock units ("PBRSUs"). Restrictions on TBRSUs are based on continued service by the recipient through the designated term. Restrictions on PBRSUs are based on the achievement of certain performance targets, including earnings per share, return on invested capital, and relative total shareholder return, with the number of PBRSUs earned varying based on the level of achievement against these performance targets. Compensation expense is recognized on a straight-line basis over the vesting period for restricted stock units. RSUs generally vest over periods ranging from one to three years. Vesting may be accelerated under certain circumstances as defined in the plans or associated award agreements. RSUs are generally settled in shares of Bunge common stock upon satisfaction of the applicable vesting terms, and forfeitures are recognized as they occur. In locations where share settlement may be prohibited under local law, RSUs are settled in cash. At the time of settlement, a participant holding a vested restricted stock unit will also be entitled to receive corresponding accrued dividend equivalent share payments.
Bunge also established the Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (the "2017 NED Plan"), a shareholder approved plan. Under the 2017 NED Plan, the Compensation Committee may grant equity-based awards to non-employee directors of Bunge Limited. Awards may consist of restricted stock, restricted stock units, deferred restricted stock units and non-statutory stock options.
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
The fair value of each stock option granted under any of Bunge's equity incentive plans is estimated on the grant date using the Black-Scholes-Merton option pricing model. Assumptions for the three most recent years are noted in the following table. The expected volatility of Bunge's common shares is a weighted average of historical volatility calculated using the daily closing price of Bunge's shares up to the grant date and implied volatilities on open option contracts on Bunge's stock as of the grant date. Bunge uses historical employee exercise behavior for valuation purposes. The expected option term of granted options represents the period of time that the granted options are expected to be outstanding based on historical experience and giving consideration for the contractual terms, vesting periods and expectations of future employee behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon bonds with a term equal to the expected option term of the respective grants and grant dates.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
Assumptions:	2021(1)	2020	2019
Expected option term (in years)	—	6.69	5.97
Expected dividend yield	—%	4.64%	3.81%
Expected volatility	—%	27.42%	25.91%
Risk-free interest rate	—%	0.70%	2.36%
(1)No options granted during 2021 as Bunge ceased awarding stock options to employees beginning January 1, 2021.
A summary of option activity under the plans for the year ended December 31, 2021 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	5,397,349	$64.92
Exercised	(1,983,574)	68.06
Forfeited or expired	(214,520)	75.15
Outstanding at December 31, 2021 (1)	3,199,255	62.28	5.23	$99
Exercisable at December 31, 2021	2,473,059	$66.94	4.45	$65
(1) Includes 53,160 options to be cash settled.
The weighted-average grant date fair value of options granted during the years ended December 31, 2020 and 2019 was $5.89 and $9.07, respectively. There were no options granted during the year ended December 31, 2021. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was approximately $30 million, $2 million and $1 million, respectively.
At December 31, 2021, $2 million of total unrecognized compensation cost related to non-vested stock options granted under the equity incentive plan is expected to be recognized over the next two years.
A summary of restricted stock unit activity under Bunge's plans for the year ended December 31, 2021 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Time-based restricted stock units at January 1, 2021	1,098,596	$51.06
TBRSUs Granted	469,589	79.15
Vested/issued (1)	(431,377)	57.54
Forfeited	(25,520)	53.61
Time-based restricted stock units at December 31, 2021 (2) (3)	1,111,288	$60.38

Performance-based restricted stock units at January 1, 2021	909,357	$54.01
PBRSUs Granted	313,447	85.15
Additional PBRSUs granted on achievement of performance targets	172,716	75.99
Vested/issued (1)	(373,476)	75.99
Forfeited	(9,691)	47.38
Performance-based restricted stock units at December 31, 2021 (2)	1,012,353	59.36

Total restricted stock units at December 31, 2021 (2)	2,123,641	$59.89

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)During the year ended December 31, 2021, Bunge issued a total of 598,486 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $66.10 per share upon vesting of TBRSUs and PBRSUs.
(2)Includes accrued unvested dividends, which are payable in Bunge's common shares upon vesting of underlying restricted stock units.
(3)Includes 15,111 TBRSUs to be cash settled.
At December 31, 2021, there was approximately $78 million of total unrecognized compensation cost related to restricted stock units granted under the equity incentive plans, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2021 was approximately $53 million.
Common Shares Reserved for Share-Based Awards—The 2017 NED Plan and the 2016 EIP provide that 320,000 and 10,900,000 common shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. During 2021, Bunge shareholders approved an increase to the 2017 NED Plan of 200,000 common shares, and during 2020, Bunge shareholders approved an increase to the 2016 EIP of 5,100,000 common shares. At December 31, 2021, 196,808 and 4,529,371 common shares were available for future grants under the 2017 NED Plan and the 2016 EIP, respectively. No shares are currently available for grant under any other Bunge Limited equity incentive plan.

27. LEASES
    The Company routinely leases storage facilities, transportation equipment, land, and office facilities which are typically classified as operating leases. The accounting for some of the Company's leases may require significant judgment when determining whether a contract is or contains a lease, the lease term, and the likelihood of renewal or termination options. Leases with an initial term of more than 12 months are recognized on the balance sheet as right-of-use assets (Operating lease assets) and lease liabilities for the obligation to make payments under such leases (Current operating lease obligations and Non-current operating lease obligations). As of the lease commencement date, the lease liability is initially measured as the present value of lease payments not yet paid. The lease asset is initially measured equal to the lease liability and adjusted for lease payments made at or before lease commencement (e.g., prepaid rent), lease incentives, and any initial direct costs. Over time, the lease liability is reduced for lease payments made and the lease asset is reduced through expense, classified as either Cost of goods sold or Selling, general and administrative expense depending upon the nature of the lease. Lease assets are subject to review for impairment in a manner consistent with Property, plant and equipment. Leases with an initial term of 12 months or less ("short-term leases") are not recorded on the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.
    The Company’s leases range in length of term, with a weighted average remaining lease term of 4.0 years, but with one water rights lease for up to 90 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive at the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of December 31, 2021, such weighted average discount rate was 3.3%.
    Certain of the Company’s freight supply agreements for ocean freight vessels and rail cars may include rental payments that are variable in nature. Variable payments on time charter agreements for ocean freight vessels under freight supply agreements are dependent on then current market daily hire rates. Variable payments for certain rail cars can be based on volumes, and in some cases, benchmark interest rates. All such variable payments, other than those that depend on an index or rate, are not included in the calculation of the associated operating lease asset or liability subsequent to the inception date of the associated lease and are recorded as expense in the period in which the adjustment to the variable payment obligation is incurred. Certain of the Company’s lease agreements related to railcars and barges contain residual value guarantees (see Note 21- Commitments and Contingencies). None of the Company’s lease agreements contain material restrictive covenants.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The components of lease expense were as follows:

	Year Ended December 31,
(US$ in millions)	2021	2020
Operating lease cost	$343	$279
Short-term lease cost	1,439	637
Variable lease cost	79	10
Sublease income	(309)	(82)
Total lease cost	$1,552	$844

    Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease liability principal payments	$343	$279
Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease obligations	$384	$309

    Maturities of lease liabilities for operating leases as of December 31, 2021, are as follows:

(US$ in millions)
2022	$372
2023	227
2024	127
2025	73
2026	53
Thereafter	78
Total lease payments (1)	930
Less imputed interest	(71)
Present value of lease liabilities	$859
Less present value of lease liabilities held for sale	(3)
Present value of lease liabilities, as separately presented on the consolidated balance sheet	$856

    (1) Minimum lease payments have not been reduced by minimum sublease income receipts of $31 million due in future periods under non-cancelable subleases as of December 31, 2021. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of approximately four years, as well as an agreement in which the Company subleases storage tanks with remaining sublease terms of approximately four years. Additionally, from time to time, the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

    The Company is expected to have an additional operating lease for ocean freight vessels that has not yet commenced, of $12 million over the life of the lease, as well as a sublease for ocean freight vessels that has not yet commenced with income of $46 million over the life of the sublease. The operating lease is expected to commence in 2022, with a lease term of two years. The sublease is expected to commence early in 2022, with a lease term of three years.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
28. SEGMENT INFORMATION
Effective January 1, 2021, the Company changed its reporting segments to align with its new value chain operational structure. Additionally, effective July 1, 2021, the company changed its reporting of certain income tax assets and liabilities to report such assets and liabilities within Corporate and Other rather than within the reportable segments in its new value chain operational structure.
Prior period amounts have been reclassified to conform to current presentation for these changes in reporting; see Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.
The Company's operations are organized, managed and classified into four reportable segments - Agribusiness, Refined and Specialty Oils, Milling, and Sugar and Bioenergy, organized based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other.
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production and marketing of products derived from vegetable oils. The Milling segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar & Bioenergy segment primarily comprises the net earnings from the Company’s 50% interest in BP Bunge Bioenergia, a joint venture formed in December 2019 through the combination of the Company’s Brazilian sugar and bioenergy operations, together with the Brazilian biofuels business of BP p.l.c. ("BP"). Prior to December 2019, the Company’s Sugar and Bioenergy results reflect its 100% ownership interest in the Brazilian sugarcane growing and milling, and sugarcane-based ethanol production activities contributed to the joint venture.
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of such reporting segments is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance program, accounts receivable securitization activities, and certain income tax assets and liabilities.
Transfers between the segments are generally valued at market. The segment revenues generated from these transfers are shown in the following table as "Inter-segment revenues."

	As of, and for the year ended, December 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Eliminations	Total
Net sales to external customers	$43,636	$13,332	$1,909	$270	$5	$—	$59,152
Inter–segment revenues	8,134	456	192	—	—	(8,782)	—
Foreign exchange gains (losses) – net	(24)	(1)	(2)	—	(11)	—	(38)
EBIT - Noncontrolling interests (1)	(28)	(73)	(1)	—	3	—	(99)
Other income – net	215	239	—	1	54	—	509
Income (loss) from affiliates	56	—	(2)	106	—	—	160
Segment EBIT (2)	2,290	666	(74)	112	(333)	—	2,661
Depreciation, depletion and amortization	(206)	(149)	(39)	—	(30)	—	(424)
Total assets	15,989	4,152	1,323	211	2,144	—	23,819
Capital Expenditures	236	92	28	—	43	—	399

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of, and for the year ended, December 31, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Eliminations	Total
Net sales to external customers	$30,047	$9,599	$1,616	$142	$—	$—	$41,404
Inter–segment revenues	5,123	266	252	—	—	(5,641)	—
Foreign exchange gains (losses) – net	150	(2)	4	—	(2)	—	150
EBIT - Noncontrolling interests (1)	(21)	(2)	—	—	—	—	(23)
Other income (expense) – net	42	95	(1)	2	(12)	—	126
Income (loss) from affiliates	47	—	(1)	(92)	(1)	—	(47)
Segment EBIT (3)	1,560	440	91	(87)	(371)	—	1,633
Depreciation, depletion and amortization	(211)	(149)	(45)	—	(30)	—	(435)
Total assets	17,453	3,629	1,256	160	1,157	—	23,655
Capital Expenditures	202	106	22	13	22	—	365

	As of, and for the year ended, December 31, 2019
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Eliminations	Total
Net sales to external customers	$28,920	$9,193	$1,739	$1,288	$—	$—	$41,140
Inter–segment revenues	4,784	153	11	1	—	(4,949)	—
Foreign exchange gains (losses) – net	(36)	(1)	6	(89)	3	—	(117)
EBIT - Noncontrolling interests (1)	1	7	(2)	—	—	—	6
Other income (expense) – net	65	(121)	22	(66)	89	—	(11)
Income (loss) from affiliates	42	—	—	(1)	(1)	—	40
Segment EBIT (4)	737	121	96	(1,597)	(248)	—	(891)
Depreciation, depletion and amortization	(239)	(155)	(54)	(72)	(28)	—	(548)
Total assets	11,727	3,479	1,339	434	1,338	—	18,317
Capital Expenditures	220	149	24	118	13	—	524

(1)Includes Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.
(2)2021 EBIT includes a $158 million gain in the Agribusiness segment on the sale of a portfolio of interior grain elevators located in the United States (U.S. Grain Disposition), recorded in Other income - net, $170 million in gains in the Refined and Specialty Oils segment on sales of assets, comprised of a $151 million gain on sale of our Rotterdam Oils Refinery, at Bunge’s 70% share, and a $19 million gain on sale of an oils packaging facility in Mexico, both recorded in Other income - net, a $35 million fixed asset impairment charge in the Refined and Specialty Oils segment, at Bunge’s 70% share, recorded in Cost of goods sold, and $170 million of expense in the Milling segment related to the classification of our Mexican wheat milling business as held-for-sale, recorded in Cost of goods sold.
(3)2020 EBIT includes a $98 million gain in the Refined and Specialty Oils segment in Brazil, on the sale of certain margarine and mayonnaise assets, recorded in Other income-net.
(4)2019 EBIT includes a $55 million loss in the Sugar & Bioenergy segment, $49 million in Brazil and $6 million in North America, due to the dispositions of certain subsidiaries and equity investments, recorded in Other income-net. Additionally, 2019 EBIT includes a $19 million gain in the Milling segment on the sale of certain Brazilian wheat milling assets, recorded in Other income-net. Bunge also recorded pre-tax impairment charges of $1,825 million, of

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
which $37 million, $1,678 million and $110 million are recorded in Selling, general and administrative expenses, Cost of goods sold and Other income—net, respectively. Of these pre-tax impairment charges, $1,535 million was allocated to Sugar and Bioenergy, $148 million to Refined and Specialty Oils, $91 million to Agribusiness, $28 million to Milling, and $22 million to Corporate - Other.

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
A reconciliation of Net income (loss) attributable to Bunge to Total segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Net income (loss) attributable to Bunge	$2,078	$1,145	$(1,280)
Interest income	(48)	(22)	(31)
Interest expense	243	265	339
Income tax expense	398	248	86
Noncontrolling interests' share of interest and tax	(10)	(3)	(5)
Total segment EBIT from continuing operations	$2,661	$1,633	$(891)
Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Agricultural Commodity Products	$43,636	$30,047	$28,920
Refined and Specialty Oil Products	13,332	9,599	9,193
Wheat Milling Products	1,326	978	1,057
Corn Milling Products	583	638	682
Sugar and Bioenergy Products	270	142	1,288
Other Products	5	—	—
Total	$59,152	$41,404	$41,140
Geographic area information for Net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2021	2020	2019
Net sales to external customers:
Europe	$22,249	$14,998	$15,278
United States	14,660	10,494	9,147
Asia-Pacific	12,334	8,564	8,019
Brazil	4,520	4,396	5,195
Argentina	2,669	817	1,015
Canada	1,839	1,314	1,246
Rest of world	881	821	1,240
Total	$59,152	$41,404	$41,140

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(US$ in millions)	2021	2020
Long-lived assets: (1)
Brazil	$490	$508
United States	1,143	1,112
Europe	1,009	1,063
Asia-Pacific	394	446
Canada	307	300
Argentina	141	131
Rest of world	15	215
Total	$3,499	$3,775

(1) Long-lived assets comprise Property, plant and equipment, net.

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

	Year Ended December 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from other arrangements	$41,032	$1,024	$21	$264	$—	$42,341
Sales from contracts with customers	2,604	12,308	1,888	6	5	16,811
Net sales to external customers	$43,636	$13,332	$1,909	$270	$5	$59,152

	Year Ended December 31, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from other arrangements	$28,559	$2,142	$31	$139	$—	$30,871
Sales from contracts with customers	1,488	7,457	1,585	3	—	10,533
Net sales to external customers	$30,047	$9,599	$1,616	$142	$—	$41,404

	Year Ended December 31, 2019
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from other arrangements	$27,456	$1,953	$72	$729	$—	$30,210
Sales from contracts with customers	1,464	7,240	1,667	559	—	10,930
Net sales to external customers	$28,920	$9,193	$1,739	$1,288	$—	$41,140

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
29. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year
2021
Net sales	$12,961	$15,391	$14,117	$16,683	$59,152
Gross profit	1,147	665	862	689	3,363
Net income (loss)	917	369	649	232	2,167
Net income (loss) attributable to Bunge	831	362	653	231	2,078
Earnings (loss) per common share—basic(1)
Net income (loss) attributable to Bunge common shareholders	$5.86	$2.50	$4.56	$1.58	$14.50
Earnings (loss) per common share—diluted(1)
Net income (loss) attributable to Bunge common shareholders	$5.52	$2.37	$4.28	$1.52	$13.64

2020
Net sales	$9,173	$9,462	$10,159	$12,610	$41,404
Gross profit	174	1,105	602	904	2,785
Net income (loss)	(193)	522	267	569	1,165
Net income (loss) attributable to Bunge	(184)	516	262	551	1,145
Earnings (loss) per common share—basic(1)
Net income (loss) attributable to Bunge common shareholders	$(1.46)	$3.62	$1.90	$3.94	$7.97
Earnings (loss) per common share—diluted(1)
Net income (loss) attributable to Bunge common shareholders	$(1.46)	$3.47	$1.84	$3.74	$7.71

(1)Earnings per share attributable to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2021 and 2020 may not equal the total computed for the year.

30. SUBSEQUENT EVENTS
On February 21, 2022, Bunge entered into a series of agreements with Chevron Corporation to form a joint venture to, among other things, help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks. Bunge will contribute certain property, plant and equipment related to two of its soybean processing facilities and Chevron Corporation will contribute an approximately equal value of cash and working capital to the newly formed joint venture. The joint venture agreements are subject to customary closing conditions, including regulatory approval.
As of the date of issuance of this Annual Report on Form 10-K, Bunge is monitoring the military conflict involving Russia and Ukraine. Bunge maintains operations in both countries, which represent key international grain originating regions. The outcome of the ongoing conflict is uncertain. Bunge's operations in Ukraine have been interrupted and a continuation of the conflict may have a material adverse effect on Bunge's Ukrainian operations. At December 31, 2021, Bunge had total assets and total liabilities of $681 million and $484 million, respectively, in Ukraine.
Additionally, in response to the conflict, the United States, other North Atlantic Treaty Organization member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. The continuation of the conflict may trigger a series of additional economic and other sanctions enacted by the United States, other North Atlantic Treaty Organization member states, and other countries. As Bunge maintains operations in Russia, any such sanctions may also result in an adverse effect on Bunge's Russian operations. At December 31, 2021, Bunge had total assets and total liabilities of $121 million and $36 million, respectively, in Russia.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated:	February 24, 2022	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 24, 2022	By:	/s/ GREGORY A. HECKMAN
Gregory A. Heckman Chief Executive Officer and Director
February 24, 2022	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer
February 24, 2022	By:	/s/ J. MATT SIMMONS, JR.
J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 24, 2022	By:	/s/ SHEILA BAIR
Sheila Bair Director
February 24, 2022	By:	/s/ CAROL M. BROWNER
Carol M. Browner Director
February 24, 2022	By:	/s/ PAUL FRIBOURG
Paul Fribourg Director
February 24, 2022	By:	/s/ J. ERIK FYRWALD
J. Erik Fyrwald Director
February 24, 2022	By:	/s/ BERNARDO HEES
Bernardo Hees Director
February 24, 2022	By:	/s/ KATHLEEN W. HYLE
Kathleen W. Hyle Director and Chair of the Board of Directors
February 24, 2022	By:	/s/ HENRY W. WINSHIP
Henry W. Winship Director
February 24, 2022	By:	/s/ MARK N. ZENUK
Mark N. Zenuk Director
February 24, 2022	By:	/s/ MICHAEL KOBORI
Michael Kobori Director
February 24, 2022	By:	/s/ KENNETH SIMRIL
Kenneth Simril Director

S-2