Form 10-Q
period 2022-03-31
BUNGELTD
filed 2022-04-27
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of April 22, 2022, the number of common shares outstanding of the registrant was:
Common shares, par value $.01 per share:151,731,839

BUNGE LIMITED

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$15,880	$12,961
Cost of goods sold	(14,676)	(11,814)
Gross profit	1,204	1,147
Selling, general and administrative expenses	(308)	(271)
Interest income	9	9
Interest expense	(111)	(73)
Foreign exchange (losses) gains	12	(10)
Other income (expense) – net	(47)	263
Income (loss) from affiliates	45	44
Income (loss) before income tax	804	1,109
Income tax (expense) benefit	(108)	(192)
Net income (loss)	696	917
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(8)	(86)
Net income (loss) attributable to Bunge	688	831
Convertible preference share dividends	—	(8)
Net income (loss) available to Bunge common shareholders	$688	$823

Earnings per common share—basic (Note 19)
Net income (loss) attributable to Bunge common shareholders - basic	$4.83	$5.86

Earnings per common share—diluted (Note 19)
Net income (loss) attributable to Bunge common shareholders - diluted	$4.48	$5.52
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$696	$917
Other comprehensive income (loss):
Foreign exchange translation adjustment	389	(257)
Unrealized gains (losses) on designated hedges, net of tax benefit (expense) of $(2) in 2022 and $(1) in 2021	(117)	(2)
Reclassification of net losses (gains) to net income, net of tax (benefit) expense of $11 in 2022 and zero in 2021	(29)	(1)
Total other comprehensive income (loss)	243	(260)
Total comprehensive income (loss)	939	657
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	7	(66)
Total comprehensive income (loss) attributable to Bunge	$946	$591
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$386	$902
Trade accounts receivable (less allowances of $84 and $85) (Note 5)	2,564	2,112
Inventories (Note 6)	10,988	8,431
Assets held for sale (Note 3)	285	264
Other current assets (Note 7)	6,667	4,751
Total current assets	20,890	16,460
Property, plant and equipment, net	3,561	3,499
Operating lease assets	994	912
Goodwill	497	484
Other intangible assets, net	416	431
Investments in affiliates	898	764
Deferred income taxes	689	550
Other non-current assets (Note 8)	779	719
Total assets	$28,724	$23,819
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$1,937	$673
Current portion of long-term debt (Note 13)	503	504
Trade accounts payable (includes $991 and $568 carried at fair value)	5,836	4,250
Current operating lease obligations	377	350
Liabilities held for sale (Note 3)	113	122
Other current liabilities (Note 10)	5,094	3,425
Total current liabilities	13,860	9,324
Long-term debt (Note 13)	4,040	4,787
Deferred income taxes	354	338
Non-current operating lease obligations	559	506
Other non-current liabilities (Note 16)	800	658
Redeemable noncontrolling interest (Note 17)	370	381
Equity (Note 18):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2022 - zero shares, 2021 - 6,899,683 shares (liquidation preference $100 per share)	—	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2022 –151,653,069 shares, 2021 – 141,057,414 shares	1	1
Additional paid-in capital	6,332	5,590
Retained earnings	9,581	8,979
Accumulated other comprehensive income (loss) (Note 18)	(6,213)	(6,471)
Treasury shares, at cost - 2022 - 16,726,697 shares, 2021 - 16,726,697	(1,120)	(1,120)
Total Bunge shareholders’ equity	8,581	7,669
Noncontrolling interests	160	156
Total equity	8,741	7,825
Total liabilities, redeemable noncontrolling interest and equity	$28,724	$23,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$696	$917
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(116)	(25)
Bad debt expense	5	1
Depreciation, depletion and amortization	102	106
Share-based compensation expense	16	13
Deferred income tax expense (benefit)	(54)	36
(Gain) loss on sale of investments and property, plant and equipment	(1)	(239)
Other, net	2	(20)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(392)	(617)
Inventories	(2,350)	(1,448)
Secured advances to suppliers	(52)	5
Trade accounts payable and accrued liabilities	1,167	1,134
Advances on sales	(30)	(69)
Net unrealized (gains) losses on derivative contracts	213	100
Margin deposits	(388)	282
Marketable securities	243	64
Beneficial interest in securitized trade receivables	(1,637)	(1,027)
Other, net	(80)	(200)
Cash provided by (used for) operating activities	(2,656)	(987)
INVESTING ACTIVITIES
Payments made for capital expenditures	(106)	(53)
Proceeds from investments	18	—
Payments for investments	(54)	(88)
Settlements of net investment hedges	(1)	(9)
Proceeds from beneficial interest in securitized trade receivables	1,613	969
Proceeds from disposals of businesses and property, plant and equipment	—	331
Payments for investments in affiliates	—	(35)
Other, net	(22)	—
Cash provided by (used for) investing activities	1,448	1,115
FINANCING ACTIVITIES
Proceeds from short-term debt	6,712	11,668
Repayments of short-term debt	(5,411)	(11,757)
Proceeds from long-term debt	30	15
Repayments of long-term debt	(601)	(15)
Proceeds from the exercise of options for common shares	32	44
Dividends paid to common and preference shareholders	(82)	(79)
Acquisition of noncontrolling interest	—	(147)
Other, net	28	(19)
Cash provided by (used for) financing activities	708	(290)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	33
Net increase (decrease) in cash and cash equivalents and restricted cash	(499)	(129)
Cash and cash equivalents and restricted cash - beginning of period	905	381
Cash and cash equivalents and restricted cash - end of period	$406	$252
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2022	$381	6,899,683	$690	141,057,414	$1	$5,590	$8,979	$(6,471)	$(1,120)	$156	$7,825
Net income (loss)	4	—	—	—	—	—	688	—	—	4	692
Other comprehensive income (loss)	(15)	—	—	—	—	—	—	258	—	—	258
Dividends on common shares, $0.525 per share	—	—	—	—	—	—	(81)	—	—	—	(81)
Share-based compensation expense	—	—	—	—	—	16	—	—	—	—	16
Conversion of preference shares to common shares	—	(6,899,683)	(690)	8,863,331	—	690	—	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	1,732,324	—	36	(5)	—	—	—	31
Balance, March 31, 2022	$370	—	$—	151,653,069	$1	$6,332	$9,581	$(6,213)	$(1,120)	$160	$8,741

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2021	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205
Net income (loss)	77	—	—	—	—	—	831	—	—	9	840
Other comprehensive income (loss)	(19)	—	—	—	—	—	—	(238)	—	(1)	(239)
Dividends on common shares, $0.50 per share	—	—	—	—	—	—	(71)	—	—	—	(71)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(3)	—	—	—	(3)
Share-based compensation expense	—	—	—	—	—	13	—	—	—	—	13
Issuance of common shares, including stock dividends	—	—	—	1,470,164	—	47	(3)	—	—	—	44
Balance, March 31, 2021	$473	6,899,683	$690	141,260,402	$1	$5,468	$7,982	$(6,484)	$(1,020)	$144	$6,781
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2021 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, forming part of Bunge’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
On February 21, 2022, Bunge entered into a series of agreements with Chevron Corporation ("Chevron") to form a joint venture to, among other things, create renewable feedstocks, leveraging Bunge’s expertise in oilseed processing and farmer relationships, and Chevron’s expertise in fuels manufacturing and marketing, to help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks. Bunge will contribute certain property, plant, and equipment related to two of its soybean processing facilities, and Chevron will contribute an approximately equal value of cash and working capital to the newly formed joint venture. Under the agreements, Bunge will operate the joint venture’s facilities, and Chevron will have purchase rights for the oil to use as a renewable feedstock to manufacture transportation fuels with lower lifecycle carbon intensity. The joint venture is subject to customary closing conditions, including certain regulatory approvals, and the transaction is expected to close during the second quarter of 2022.
On January 18, 2022, Bunge purchased a 33% interest in Sinagro Produtos Agropecuários S.A. ("Sinagro"), a Brazilian distributor of agricultural inputs and originator of grains, in exchange for Brazilian real (R$) 251 million (approximately $53 million). In addition, following closure of its investment in Sinagro, Bunge will provide certain guarantees of Sinagro’s approximately R$800 million (approximately $169 million) indebtedness in proportion to Bunge’s 33% equity holding, representing a maximum guarantee of approximately R$266 million (approximately $56 million). The Company's exposure to loss related to this unconsolidated variable interest entity is limited to the book value of the investment and the guarantee, which total approximately $109 million. The transaction has obtained all required regulatory approvals, but remains subject to customary closing conditions and is expected to close during the second quarter of 2022. For additional information on variable interest entities for which Bunge has determined it is not the primary beneficiary, along with the Company's maximum exposure to loss related to these unconsolidated investments, refer to Note 11 - Investments in Affiliates, included in the Company's 2021 Annual Report on Form 10-K.
Bunge has operations in Turkey, and until March 31, 2022, the Company had utilized the official exchange rate published by the Turkish government for the Company's commercial transactions and financial statement re-measurement purposes. Over approximately the last three-year period, Turkey has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, depreciation of the Turkish lira, and increasing borrowing rates, that have required the Turkish government to take mitigating actions. During the first quarter of 2022, Turkey became a highly inflationary economy as defined under U.S. GAAP. In accordance with ASC 830, Foreign Currency Matters, the financial statements of foreign entities in highly inflationary economies are required to be remeasured as if the functional currency were the reporting currency, commencing in the period subsequent to such economies becoming highly inflationary. As a result, effective April 1, 2022, the financial statements of Bunge's Turkish subsidiary will be remeasured using the reporting currency rather than the Turkish lira. This change is not expected to have a material impact on Bunge's condensed consolidated financial statements.

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

(US$ in millions)	March 31, 2022	March 31, 2021
Cash and cash equivalents	$386	$226
Restricted cash included in other current assets	20	26
Total	$406	$252
Cash paid for taxes, which primarily comprises income taxes and value added taxes, net of refunds, was $103 million and $77 million for the three months ended March 31, 2022 and 2021, respectively. Cash paid for interest expense was $122 million and $85 million for the three months ended March 31, 2022 and 2021, respectively.

Recently Adopted Accounting Pronouncements
On January 1, 2022, the Company adopted Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities About Government Assistance, which requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is effective for annual periods beginning after December 15, 2021. This guidance will be applied prospectively to all transactions within the scope of the standard that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application. As this standard requires annual disclosure only, the Company continues to identify its transactions that are subject to this guidance and evaluate the impact of this standard on its condensed consolidated financial statements.

On January 1, 2022, the Company adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments and contracts in an entity’s own equity. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. This guidance will be applied prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The adoption of this guidance did not have a material impact on Bunge's condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, with subsequent updates through ASU 2021-01, which collectively provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting, to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance, and per the guidance, the Company is applying it prospectively to all eligible contract modifications through December 31, 2022. In March 2021, the Financial Conduct Authority ("FCA") announced that most LIBOR settings will be discontinued after December 31, 2021, except for certain USD LIBOR settings, which will continue through June 30, 2023. In September 2021, the FCA further announced that it will require the LIBOR benchmark administrator to publish sterling and Japanese yen LIBOR settings under a synthetic methodology based on term risk-free rates for the duration of 2022. These synthetic LIBOR settings will be available only for use in legacy contracts and are not for use in new business.
Bunge has utilized the relief provided by Topic 848 to ensure financial reporting results reflect the intended continuation of such contracts and arrangements during the period of the market-wide transition to alternative reference rates. The expedients allow an eligible modified contract to be accounted for and presented as a continuation of the existing contract.
The Company has identified its LIBOR-based contracts that have been, or will be, impacted by the cessation of LIBOR. The Company continues to actively work with counterparties to incorporate fallback language in negotiated contracts, in addition to incorporating non-LIBOR reference rate and fallback language, when applicable, in new contracts. The modification of contracts is ongoing; however, as of March 31, 2022, the adoption of this guidance has not had a material impact on Bunge's condensed consolidated financial statements.

2.    UKRAINE-RUSSIA WAR
    On February 24, 2022, Russia initiated a military offensive in Ukraine, a key international grain originating region. As a result, Bunge temporarily idled its Ukrainian operations, comprising two oilseed crushing facilities in Mykolaiv and Dnipropetrovsk, a grain export terminal in the Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture. On March 22, 2022, Bunge’s Mykolaiv port facility sustained damage as a result of the war. Based on initial visual inspections, there does not appear to be material physical damage to the Mykolaiv port facility, the adjacent Oilseed crush plant, or any other facilities. However, a thorough onsite, physical inspection of the damage to the Mykolaiv facility, or potential damage to other Bunge facilities, is currently not possible due to safety concerns.
Beginning late March, Bunge restarted certain commercial and operational activities in Ukraine, as well as certain rail or truck exports from Ukraine. Such activities are extremely limited and are performed only where and when the ability to do so safely exists.
The Company has over 1,000 employees in Ukraine. As of the date of this report, to our knowledge, there were no reported casualties or injuries to Bunge employees. The safety of its employees is Bunge’s top priority, and the Company is actively providing support and resources to employees and their families who have been impacted by these events. Bunge is also committed to supporting humanitarian efforts in Ukraine by providing food products and monetary assistance to multiple relief organizations helping the people of Ukraine.
In response to the war, the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. Any continuation or escalation of the war may trigger additional economic and other sanctions. The scope or extent of potential additional sanctions, and the related impact on Bunge is unknown.
The Company has scaled back its Russian grain trading activities in recent years, including via the sale of its Rostov grain export terminal in 2021. The Company continues to operate its oilseed crush plant in Voronezh, in southwest Russia, doing so in compliance with legal requirements imposed following the start of the war. From a humanitarian standpoint, this plant is important to the local food supply as it provides essential food-related products to the Russian population.
The scope, intensity, duration and outcome of the ongoing war is uncertain, and any continuation or escalation of the war may have a material adverse effect on Bunge, including its Ukrainian and Russian operations.
In accordance with industry standards, Bunge insures against many types of risks. While insurance may mitigate certain of the risks associated with the ongoing Ukraine-Russia war, the Company's level of insurance may not cover all losses the Company could incur.
Further details about the current status and corresponding accounting considerations in each country are provided below.
Ukraine
As of the date of this report, the scope and intensity of the war is rapidly evolving. Bunge is closely monitoring the evolving situation and currently maintains control over all material operations and facilities in Ukraine. The condensed consolidated balance sheet and related discussion below provides information on the Company’s major classes of assets and liabilities in Ukraine as of March 31, 2022. As of March 31, 2022, the total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries comprise 2% and 1% of Bunge’s consolidated total assets and total liabilities, respectively.
Due to the nature of the war and its rapidly shifting areas of active combat, it is currently not possible to obtain all information necessary to determine all financial statement impacts. As such, the financial statement impacts and related disclosures presented in these interim financial statements represent management’s best estimates considering the available facts and circumstances as of the date of this report.
The functional currency of Bunge’s Ukrainian subsidiaries is the U.S. dollar and the foreign exchange rates used to convert assets and liabilities denominated in Ukrainian hryvnia represent the official exchange rates published by the National Bank of Ukraine. Since the onset of the war the Ukrainian government has imposed certain restrictions on companies’ abilities to repatriate or otherwise remit cash from their Ukrainian-based operations to locations outside Ukraine, however Bunge is currently able to readily exchange U.S. dollars and Ukrainian hryvnia in international currency exchange markets. Bunge continues to exercise control of and consolidates its Ukrainian subsidiaries.
The condensed consolidated balance sheet related to the Company’s Ukrainian operations as of March 31, 2022 consist of the following:

(US$ in millions)	March 31, 2022
Current assets:
Cash and cash equivalents	$3
Trade accounts receivable (less allowances of $1 million)	7
Inventories	199
Other current assets	114
Total current assets	323
Property, plant and equipment, net	145
Other non-current assets	50
Total assets	$518

Current liabilities:
Trade accounts payable and accrued liabilities	$29
Short-term debt	211
Other current liabilities	5
Total current liabilities	245
Non-current liabilities	4
Total liabilities	$249

Cash and cash equivalents—Comprises cash on deposit with various financial institutions in Ukraine. As of March 31, 2022 and through the date of this report, there are no restrictions on the Company’s access to such cash and cash equivalents.
Trade accounts receivable—As a result of the war, the risk characteristics of trade accounts receivables connected to Ukraine differ from those of the Company’s other trade accounts receivable, such that Ukrainian trade receivables may be at a higher risk of default. Additionally, as the scope, intensity, duration, escalation, and outcome of the ongoing war is uncertain, significant judgements have been made in estimating the collectability of the Company’s Ukrainian trade accounts receivable. The Company has therefore segregated its Ukrainian trade accounts receivables into a separate risk pool and incorporated an assessment of current and expected future adverse effects related to the war, including customer-specific factors such as their geographical location in relation to combat zones and operating conditions, when determining an allowance for credit losses in relation to such receivables. The assessment resulted in the Company recording a $1 million allowance for lifetime expected credit losses during the three months ended March 31, 2022, in relation to its $8 million gross Ukrainian receivables balance at March 31, 2022. The expense was recorded in the Company’s Refined and Specialty Oils segment.
Inventories—Bunge’s Ukrainian inventories generally comprise agricultural commodity inventories, primarily corn, wheat, sunflower seeds, sunflower meal, and sunflower oil. Due to their commodity characteristics, widely available markets, and international pricing mechanisms, such inventories are generally carried at fair value. However, as a result of the war Bunge is neither able to immediately market its inventories located in Ukraine at internationally-quoted prices, nor make such inventories available for immediate delivery at such prices. Therefore, at March 31, 2022, the Company ceased recording its Ukrainian inventories at fair value and instead recorded all such inventories at the lower of cost or net realizable value, by product category.
A thorough onsite physical inspection of all of Bunge’s inventories is currently not able to be conducted due to safety concerns, particularly in areas of active combat. As such, significant judgements have been made in estimating the net realizable value of the Company’s Ukrainian inventories. During the quarter ended of March 31, 2022, the Company recorded an expense of $9 million, in Cost of goods sold, representing known instances of misappropriation or damage to inventories resulting from the war. The expense was recorded in the Company’s Agribusiness segment.
Other current assets—Comprises $50 million of marketable securities and other short-term investments, $43 million of recoverable taxes, net, $12 million in prepaid commodity purchase contracts and certain other expenses, and $9 million of various other items, as follows:
•Marketable securities and other short-term investments—Primarily comprise Ukrainian (“on-shore”) government debt securities, denominated in Ukrainian hryvnia. Bunge classifies these securities as “trading securities”, carried at fair value in the Company’s condensed consolidated balance sheet, with changes in fair value recorded in the Company’s condensed consolidated statements of income in the period in which they occur.

In addition to the marketable securities and other short-term investments belonging to Bunge’s Ukrainian-subsidiaries, as shown on the above balance sheet, certain of the Company’s non-Ukrainian subsidiaries hold certain U.S. dollar denominated, non-Ukrainian (“off-shore”) corporate debt securities of issuers with significant exposure to Ukraine. The values of these off-shore securities are directly impacted by the ongoing war. Such items, again reported within Other current assets as marketable securities and other short-term investments, totaled $20 million at March 31, 2022.
As a result of the war, trading in the Ukrainian and Ukrainian-exposed debt securities has largely ceased. As such, at March 31, 2022, the prices of such securities was determined using pricing models with inputs based on similar securities adjusted to reflect management’s best estimate of the specific characteristics of the securities held by the Company. Such inputs represent a significant component of the fair value of the securities held by the Company, resulting in the securities being classified as Level 3 in the Company’s table of assets and liabilities accounted for at fair value on a recurring basis in Note 11- Fair Value Measurements.
During the three months ended March 31, 2022, the Company recorded a combined $64 million loss on its “on-shore” and “off-shore” portfolios, within Other income (expense) – net, in its condensed consolidated statement of income, of which $32 million related to securities still held at March 31, 2022.
• Recoverable taxes, net—Comprise $43 million in net value-added taxes paid upon the acquisition of property, plant and equipment, raw materials, taxable services, and other transactional taxes, recoverable in cash from the Ukrainian government. Effective February 24, 2022, the Ukrainian government introduced martial law in Ukraine, thus temporarily substituting military authority for civilian rule in the country, and which remains in effect as of the date of this report. Additionally, effective March 17, 2022, the Ukrainian government enacted Law No. 2120-IX (draft bill No. 7137-d, or the "March 17th Law") which reinstated the process by which the Ukraine government refunds recoverable taxes while under martial law. Although the March 17th Law does not contain any significant negative consequences to the Ukrainian government if it does not issue timely refunds to holders of eligible recoverable tax claims, the law’s enactment provides insights into the Ukrainian government’s intent and commitment to continue making such refunds despite the war and related martial law decree. Additionally, Bunge has continued to receive refunds of recoverable taxes from the Ukrainian government since the start of the war. Therefore, as of March 31, 2022, and during the three months then ended, Bunge has not recorded any change in allowances for recoverable taxes in Ukraine.
•Prepaid commodity purchase contracts, and Prepaid expenses—Represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities and advance payments against the future deliveries of certain non-inventory goods or services, respectively. Despite the ongoing war, Bunge currently expects to continue to receive deliveries of the inventory or other goods and services receivable in respect of advance payments made at March 31, 2022.
•Other—Primarily comprises unrealized gains on derivative contracts, at fair value, used to hedge the foreign currency balance sheet and commercial exposures of the Company’s Ukrainian subsidiaries in international currency markets. The counterparties to these contracts are non-Ukraine-based financial institutions.
Property, plant, and equipment, net—As described above, following the onset of the war, Bunge temporarily idled its Ukrainian operations. However, beginning late March, Bunge restarted certain limited activities. On March 22, 2022, Bunge’s Mykolaiv port facility sustained damage as a result of the war. A thorough onsite, physical inspection of Bunge’s facilities, including the Mykolaiv port, is currently not able to be conducted due to safety concerns. As such, significant judgements have been made in estimating the extent of any damage to the Company’s facilities in Ukraine. However, based on initial visual inspections, the Company is not aware of any damage to the Company’s facilities other than that sustained at its Mykolaiv port facility on March 22, 2022. Accordingly, the Company has recorded an impairment provision of $1 million in relation to such damage, within Cost of goods sold, during the three months ended March 31, 2022. The expense was recorded in the Company’s Agribusiness segment.
In light of the war, Bunge evaluated the recoverability of our Ukrainian property, plant and equipment using an income method based on forecasts of expected future cash flows attributable to the respective assets under a range possible of outcomes, including those with reduced or no future cash flows, and concluded that the Company's Ukrainian property, plant and equipment was recoverable. The recoverability tests depend on a number of significant estimates and assumptions, including the likelihood and timing of a potential peaceful resolution to the war, the availability and cost of raw material commodities and other inputs, as well as demand levels for products. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates used in our recoverability tests could result in different conclusions regarding the recoverability of the Company's Ukrainian property, plant and equipment and may result in the need for the Company to record non-cash impairment charges of its Ukrainian property, plant and equipment in the future.

Other non-current assets—Comprises $26 million of deferred tax assets, $10 million of operating lease right-of-use assets associated with Bunge’s facilities, $7 million of recoverable taxes, net, expected to be realized in periods greater than twelve months from the balance sheet date, and $7 million of various other items.
Trade accounts payable and accrued liabilities—Comprise amounts owed by the Company’s Ukrainian subsidiaries for goods delivered to or services consumed by such subsidiaries in the ordinary course of business.
Short-term debt—Bunge's short-term debt represents Ukrainian hryvnia denominated debt, primarily used to fund working capital requirements, issued by Ukrainian branches of non-Ukraine-based financial institutions.
Other-current liabilities and Other non-current liabilities—Primarily comprise various commercial and other provisions that arise in the normal course of business. During the three months ended March 31, 2022, the Company recorded a $1 million provision for losses, within Costs of goods sold, associated with commercial damages payable to third parties due to Bunge’s inability to fulfil certain of its contractual obligations as a result of the ongoing war. The expense was recorded in the Company’s Agribusiness segment.
Russia
The scope of current economic and other sanctions on Russia, certain Russian citizens and enterprises, as well as the nature and extent of potential additional sanctions, is uncertain. Bunge currently maintains control over all material operations and facilities in Russia. Bunge continues to monitor developments regarding the legal and operational environment in Russia together with their related impacts on the Company’s operations. During the three months ended March 31, 2022, the Company's Russian subsidiaries have not experienced any material financial statement impacts as a direct result of the war.
The condensed consolidated balance sheet below provides information on the Company’s major classes of assets and liabilities in Russia as of March 31, 2022. As of March 31, 2022, the total assets and total liabilities associated with Bunge’s Russian subsidiaries comprise less than 1% of Bunge’s consolidated total assets and total liabilities, respectively.
The functional currency of Bunge’s Russian subsidiaries is the Russian ruble and the foreign exchange rates used to convert assets and liabilities denominated in Russian ruble represent the official exchange rates published by the Central Bank of the Russian Federation. Since the onset of the war the Russian government has imposed certain restrictions on companies’ abilities to repatriate or otherwise remit cash from their Russian-based operations to locations outside of Russia, however Bunge is currently able to readily exchange U.S. dollars and Russian ruble in international currency exchange markets. Bunge continues to exercise control of and consolidates its Russian subsidiaries.
The condensed consolidated balance sheet related to the Company’s Russian operations as of March 31, 2022 consist of the following:

(US$ in millions)	March 31, 2022
Current assets:
Cash and cash equivalents	$1
Trade accounts receivable (less allowances of zero)	10
Inventories	59
Other current assets	22
Total current assets	92
Property, plant and equipment, net	20
Other non-current assets	17
Total assets	$129

Current liabilities:
Trade accounts payable and accrued liabilities	$10
Other current liabilities)	7
Total current liabilities	17
Total liabilities	$17

3.    ACQUISITIONS AND DISPOSITIONS
Assets held for sale
Mexico Wheat Milling Disposition
On October 12, 2021, Bunge entered into an agreement to sell substantially all of its wheat milling business in Mexico in exchange for cash proceeds approximately equal to the book value of Property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital to be transferred upon closing. Additionally, cumulative translation adjustments, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $170 million, recognized in Cost of goods sold for the year ended December 31, 2021. The agreement is expected to close in the second or third quarter of 2022 and is subject to regulatory approval and customary closing conditions.
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet at March 31, 2022, reported under the Milling segment:

(US$ in millions)	March 31, 2022
Trade accounts receivable	$70
Inventories	115
Other current assets	16
Property, plant and equipment, net	160
Operating lease assets	3
Goodwill & Other intangible assets, net	86
Impairment reserve	(170)
Assets held for sale (1) (2)	$280

Trade accounts payable	$101
Current operating lease obligations	3
Other current liabilities	9
Liabilities held for sale (2)	$113
(1)     Assets held for sale excludes approximately $153 million of cumulative translation adjustments on non-current assets included in the Mexico wheat milling disposal group.
(2)    In addition to the disposition discussed above, from time to time the Company has Assets held for sale and Liabilities held for sale related to insignificant dispositions. Total Assets held for sale related to these transactions is $5 million at March 31, 2022. There are no Liabilities held for sale related to these transactions at March 31, 2022.

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
            As of March 31, 2022 and December 31, 2021, time deposits and LCs of $6,172 million and $6,543 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At March 31, 2022 and December 31, 2021, time deposits, including those presented on a net basis, carried weighted-average interest rates of 1.28% and 1.08%, respectively. During the three months ended March 31, 2022 and 2021, total net proceeds from issuances of LCs were $1,609 million and $1,891 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.

As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in Secured Overnight Financing Rate ("SOFR") or LIBOR for trades prior to January 1, 2022 for a period of up to 365 days. Bunge’s payment obligation, included in Other current liabilities, to financial institutions as part of the trade structured finance activities, including any unrealized gain or loss on changes in SOFR or LIBOR for trades prior to January 1, 2022, is not significant as of March 31, 2022 and December 31, 2021. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 are included in Note 12- Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three months ended March 31, 2022 and 2021.

5.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for lifetime expected credit losses related to trade accounts receivable were as follows:

	Three Months Ended March 31, 2022
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2022	$85	$47	$132
Current period provisions	15	—	15
Recoveries	(9)	—	(9)
Write-offs charged against the allowance	(10)	(2)	(12)
Foreign exchange translation differences	3	4	7
Allowance as of March 31, 2022	$84	$49	$133

(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

	Three Months Ended March 31, 2021
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2021	$93	$51	$144
Current period provisions	7	—	7
Recoveries	(9)	—	(9)
Write-offs charged against the allowance	(1)	—	(1)
Foreign exchange translation differences	(2)	(3)	(5)
Allowance as of March 31, 2021	$88	$48	$136
(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers. On March 31, 2022, Bunge and certain of its subsidiaries renewed and amended the Program. As a result, the aggregate size of the facility that provides funding against receivables sold into the Program increased by $175 million from $925 million to $1.1 billion. Bunge may also, from time to time with the consent of the administrative agent, request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments in an amount not to exceed $250 million pursuant to an accordion provision. The Program will terminate on May 17, 2031, however each committed purchaser's commitment to purchase trade receivables under the Program will terminate on May 17, 2025, unless extended for an additional period in accordance with the terms of the receivables transfer agreement. The Program was further amended to add sustainability provisions, pursuant to which the applicable margin will be increased or decreased based on Bunge's performance in comparison with certain sustainability targets, including, but not limited to, recently established science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025.

(US$ in millions)	March 31, 2022	December 31, 2021
Receivables sold that were derecognized from Bunge's condensed consolidated balance sheet (1)	$1,625	$1,426
Deferred purchase price included in Other current assets(1) (2)	$521	$496
(1)    As of March 31, 2022, receivables sold that were derecognized from Bunge's condensed consolidated balance sheet, less the deferred purchase price ("DPP"), net of provisions for delinquencies, equaled the maximum facility size under the Program of $1.1 billion. Of this amount, $925 million has already been received by the Company at the March 31, 2022 balance sheet date, with the remaining $175 million, representing the increase in aggregate size of the facility on amendment of the Program, effective March 31, 2022, to be received on the Program's next monthly settlement date of April 19, 2022.
(2)    Bunge's risk of loss following the sale of the trade receivables is limited to the DPP, included in Other current assets in the condensed consolidated balance sheets (see Note 7- Other Current Assets). The DPP will be repaid in cash as receivables are collected, generally within 30 days of collection. Provisions for delinquencies and credit losses on trade receivables sold under the Program were $4 million and $5 million at March 31, 2022 and December 31, 2021, respectively.

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Three Months Ended March 31,
(US$ in millions)	2022	2021
Gross receivables sold	$4,080	$3,345
Proceeds received in cash related to transfer of receivables	$3,511	$3,067
Cash collections from customers on receivables previously sold	$4,007	$3,324
Discounts related to gross receivables sold included in Selling, general and administrative expense	$2	$2

    Non-cash activity for the Program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold.

6.    INVENTORIES
Inventories by segment are presented below. Readily marketable inventories ("RMI") are agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat carried at fair value because of their commodity characteristics, widely available markets, and international pricing mechanisms. The Company engages in trading and distribution, or merchandising activities, and part of RMI can be attributable to such activities and is not held for processing. All other inventories are carried at lower of cost or net realizable value.

(US$ in millions)	March 31, 2022	December 31, 2021
Agribusiness (1)	$9,158	$6,800
Refined and Specialty Oils (2)	1,478	1,310
Milling (3)	348	319
Corporate and Other	4	2
Total	$10,988	$8,431
(1)    Includes RMI of $8,478 million and $6,490 million at March 31, 2022 and December 31, 2021, respectively.  Of these amounts, $6,651 million and $4,857 million can be attributable to merchandising activities at March 31, 2022 and December 31, 2021, respectively.
(2)    Includes RMI of $297 million and $257 million at March 31, 2022 and December 31, 2021, respectively.
(3)    Includes RMI of $100 million and $122 million at March 31, 2022 and December 31, 2021, respectively.

7.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	March 31, 2022	December 31, 2021
Unrealized gains on derivative contracts, at fair value	$3,152	$1,630
Prepaid commodity purchase contracts (1)	372	186
Secured advances to suppliers, net (2)	334	375
Recoverable taxes, net	384	347
Margin deposits	957	569
Deferred purchase price receivable(3)	521	496
Marketable securities and other short-term investments(4)	264	520
Income taxes receivable	28	47
Prepaid expenses	415	380
Restricted cash	20	3
Other	220	198
Total	$6,667	$4,751
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing activities. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $4 million at March 31, 2022 and $3 million at December 31, 2021.
    Interest earned on secured advances to suppliers of $6 million and $9 million for the three months ended March 31, 2022 and 2021, respectively, is included in Net sales in the condensed consolidated statements of income.
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

(US$ in millions)	March 31, 2022	December 31, 2021
Foreign government securities	$130	$261
Corporate debt securities	75	158
Equity securities	29	60
Other	30	41
Total	$264	$520
    As of March 31, 2022 and December 31, 2021, $234 million and $479 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate their fair values. For the three months ended March 31, 2022 and 2021, unrealized losses of $102 million and $6 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at March 31, 2022 and 2021.

8.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	March 31, 2022	December 31, 2021
Recoverable taxes, net (1)	$69	$66
Judicial deposits (1)	114	89
Other long-term receivables, net	14	11
Income taxes receivable	147	139
Long-term investments (2)	216	196
Affiliate loans receivable	14	16
Long-term receivables from farmers in Brazil, net (1)	47	33
Unrealized gains on derivative contracts, at fair value	32	49
Other	126	120
Total	$779	$719
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    As of March 31, 2022 and December 31, 2021, $12 million and $12 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $22 million and $18 million at March 31, 2022 and December 31, 2021, respectively.
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
The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2022 and the year ended December 31, 2021 was $79 million and $92 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2022		December 31, 2021
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$50	$40	$42	$35
Renegotiated amounts	4	2	3	1
For which no allowance has been provided:
Legal collection process (1)	22	—	20	—
Renegotiated amounts (2)	2	—	2	—
Other long-term receivables (3)	11	—	2	—
Total	$89	$42	$69	$36
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended March 31,
(US$ in millions)	2022	2021
Beginning balance	$36	$63
Bad debt provisions	—	2
Recoveries	(1)	—
Write-offs	—	—
Transfers	—	—
Foreign exchange translation	7	(6)
Ending balance	$42	$59

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
    Income tax expense for the three months ended March 31, 2022 and 2021 was $108 million and $192 million, respectively. The effective tax rate for the three months ended March 31, 2022 was lower than the U.S. statutory rate of 21% primarily due to favorable earnings mix, incentives in South America, and the release of valuation allowances in Europe and Asia. The effective tax rate for the three months ended March 31, 2021 was lower than the U.S. statutory rate of 21% primarily due to earnings mix.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	March 31, 2022	December 31, 2021
Unrealized losses on derivative contracts, at fair value	$3,504	$1,713
Accrued liabilities	570	689
Advances on sales (1)	413	437
Income tax payable	180	168
Other	427	418
Total	$5,094	$3,425
(1)    The Company records Advances on sales when cash payments are received in advance of the Company’s performance and recognizes revenue once the related performance obligation is completed. Advances on sales are impacted by the seasonality of our business, including the timing of harvests in the northern and southern hemispheres, and amounts at each balance sheet date will generally be recognized in earnings within twelve months or less.

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

Readily marketable inventories.

Over-the-counter ("OTC") commodity purchase and sale contracts.

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
    For a further definition of fair value and the associated fair value levels, refer to Note 15 - Fair Value Measurements, included in the Company's 2021 Annual Report on Form 10-K.

    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2022				December 31, 2021
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$7,744	$1,131	$8,875	$—	$6,664	$205	$6,869
Trade accounts receivable (1)	—	3	—	3	—	1	—	1
Unrealized gain on derivative contracts (2):
Interest rate	—	9	—	9	—	49	—	49
Foreign exchange	3	902	—	905	—	340	—	340
Commodities	144	1,602	126	1,872	63	1,055	34	1,152
Freight	105	7	—	112	79	5	—	84
Energy	266	19	—	285	44	4	—	48
Credit	—	4	—	4	—	6	—	6
Equity	—	—	—	—	1	—	—	1
Other (3)	92	87	70	249	91	406	—	497
Total assets	$610	$10,377	$1,327	$12,314	$278	$8,530	$239	$9,047
Liabilities:
Trade accounts payable (1)	$—	$544	$447	$991	$—	$545	$23	$568
Unrealized loss on derivative contracts (4):
Interest rate	—	157	—	157	—	47	—	47
Foreign exchange	—	604	—	604	—	309	—	309
Commodities	143	2,263	99	2,505	98	1,051	65	1,214
Freight	201	—	—	201	162	—	—	162
Energy	196	—	—	196	29	1	—	30
Credit	—	—	—	—	—	1	—	1
Total liabilities	$540	$3,568	$546	$4,654	$289	$1,954	$88	$2,331
(1)     These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)     Unrealized gains on derivative contracts are generally included in Other current assets. There were $32 million and $49 million included in Other non-current assets at March 31, 2022 and December 31, 2021, respectively. There were $1 million and $2 million included in Assets held for sale at March 31, 2022 and December 31, 2021, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $158 million and $49 million included in Other non-current liabilities at March 31, 2022 and December 31, 2021, respectively. There were zero and $1 million included in Liabilities held for sale at March 31, 2022 and December 31, 2021, respectively.
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

    Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. The Company's forward commodity purchase and sales contracts are classified as derivatives along with other OTC derivative instruments, primarily relating to freight, energy, foreign exchange and interest rates, and are classified within Level 2 or Level 3 as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
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

Marketable securities and investments comprise government treasury securities, corporate debt securities and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as Level 1. Marketable securities and investments with less-liquid prices are valued using third-party quotes or pricing models and classified as Level 2 or Level 3 as described below.
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
    Level 3 Readily marketable inventories and trade accounts payable—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sales contracts, and trade accounts payable, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the prices of these unobservable inputs alone would not have a material effect on the Company's financial statements as these contracts do not typically exceed one future crop cycle.
    Level 3 Derivatives—Level 3 derivative instruments utilize both market observable and unobservable inputs within the fair value measurements. These inputs include commodity prices, price volatility, interest rates, volumes, and locations.
Level 3 Others—primarily relates to marketable securities and investments valued using third-party quotes or pricing models with inputs based on similar securities adjusted to reflect management’s best estimate of the specific characteristics of the securities held by the Company. Such inputs represent a significant component of the fair value of the securities held by the Company, resulting in the securities being classified as Level 3.
    The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 and 2021. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended March 31, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2022	$205	$(31)	$(23)	$—	$151
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	135	36	15	—	186
Total gains and losses (realized/unrealized) included in Other income (expense) – net	—	—	—	(64)	(64)
Purchases	1,246	—	(366)	—	880
Sales	(1,377)	—	—	—	(1,377)
Issuances	—	—	—	—	—
Settlements	—	—	273	(84)	189
Transfers into Level 3	964	22	(345)	218	859
Transfers out of Level 3	(47)	1	—	—	(46)
Translation adjustment	5	(1)	(1)	—	3
Balance, March 31, 2022	$1,131	$27	$(447)	$70	$781
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $83 million, $52 million and $15 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2022.
(2) Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $32 million in gains/(losses) related to securities still held at March 31, 2022.

	Three Months Ended March 31, 2021
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2021	$208	$(8)	$(9)	$191
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	254	(112)	3	145
Purchases	540	3	(185)	358
Sales	(762)	—	—	(762)
Issuances	—	(2)	—	(2)
Settlements	—	34	—	34
Transfers into Level 3	446	(25)	(159)	262
Transfers out of Level 3	(57)	42	137	122
Translation adjustment	—	—	—	—
Balance, March 31, 2021	$629	$(68)	$(213)	$348
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $130 million, $(125) million and $3 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2021.

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
    Fair value hedges - These derivatives are used to hedge the effect of interest rate and currency exchange rate changes on certain long-term debt. Under fair value hedge accounting, the derivative is measured at fair value and the carrying value of hedged debt is adjusted for the change in value related to the exposure being hedged, with both adjustments offset to earnings. In other words, the earnings effect of a change in the fair value of the derivative will be substantially offset by the earnings effect of the change in the carrying value of the hedged debt. The net impact of fair value hedge accounting for interest rate swaps is recognized in Interest expense. For cross currency swaps the changes in currency risk on the derivative are recognized in Foreign exchange gains (losses), and the changes in interest rate risk are recognized in Interest expense. Changes in basis risk are held in Accumulated other comprehensive income (loss) until realized through the coupon.
    Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through March 2023. Of the amount currently in Accumulated other comprehensive income (loss), $2 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
    Net investment hedges - The Company hedges the currency risk of certain of its foreign subsidiaries with currency forwards for which the currency risk is remeasured through Accumulated other comprehensive income (loss). For currency forwards, the forward method is used. The change in the value of the forward is classified in Accumulated other comprehensive income (loss) until the transaction affects earnings by way of either sale or substantial liquidation of the foreign subsidiary.
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

(US$ in millions)	March 31, 2022	December 31, 2021	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap	$3,888	$4,006	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(146)	$—	$ Notional
Carrying value of hedged debt	$3,722	$3,990	$ Notional

Fair value hedges of currency risk
Cross currency swap	$252	$267	$ Notional
Carrying value of hedged debt	$252	$267	$ Notional

Cash flow hedges of currency risk
Foreign currency forward	$188	$148	$ Notional
Foreign currency option	$30	$60	$ Notional

Net investment hedges
Foreign currency forward	$1,121	$1,020	$ Notional
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
    The Company may also enter into other derivatives, including credit default swaps, carbon emission derivatives and equity derivatives to manage its exposure to credit risk and broader macroeconomic risks, respectively. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
    The table below summarizes the volume of economic derivatives as of March 31, 2022 and December 31, 2021. For those contracts traded bilaterally through the OTC markets (e.g., forwards, forward rate agreements ("FRA"), swaps, and variable interests rate obligations), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	March 31,		December 31,
	2022		2021		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$919	$(1,673)	$2,924	$(2,506)	$ Notional
Futures	$—	$(248)	$—	$—	$ Notional
Currency
Forwards	$10,896	$(10,459)	$12,961	$(14,065)	$ Notional
Swaps	$1,799	$(1,259)	$1,362	$(1,422)	$ Notional
Futures	$—	$(2)	$—	$(8)	$ Notional
Options	$107	$(91)	$88	$(106)	Delta
Agricultural commodities
Forwards	32,682,139	(31,661,439)	29,329,244	(34,810,969)	Metric Tons
Swaps	—	(408,233)	33,250	(502,652)	Metric Tons
Futures	—	(9,442,614)	—	(7,221,848)	Metric Tons
Options	575,922	(109,187)	218,106	(116,370)	Metric Tons
Ocean freight
FFA	11,082	(22,126)	12,010	(18,723)	Hire Days
FFA options	467	—	548	—	Hire Days
Natural gas
Swaps	—	—	1,764,455	—	MMBtus
Futures	6,667,500	—	5,147,500	—	MMBtus
Energy - other
Swaps	1,813,236	(199,711)	741,307	(426,476)	Metric Tons
Electricity
Swaps	536,325	(169,355)	670,973	(256,949)	Mwh
Energy - CO2
Futures	216,000	—	—	—	Metric Tons
Other
Swaps and futures	$11	$(55)	$20	$(585)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
    The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)		2022	2021
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$2	$—

Cost of goods sold
Economic hedges	Foreign currency	$493	$(285)
	Commodities	(1,255)	(597)
	Other (1)	80	128
Total Cost of goods sold		$(682)	$(754)

Interest expense
Hedge accounting	Interest rate	$(6)	$6
Economic hedges	Interest rate	—	1
Total Interest expense		$(6)	$7

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(12)	$(18)
Economic hedges	Foreign currency	59	87
Total Foreign exchange gains (losses)		$47	$69

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$—	$1
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$32	$(41)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(149)	$38

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(2)	$(1)
(1)    Other includes the results from freight, energy and other derivatives.

13.    DEBT
Bunge’s $600 million commercial paper program is supported by an identical amount of committed back-up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At March 31, 2022, there were $205 million of borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility, and at December 31, 2021, there were no borrowings outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is Bunge's only revolving credit facility that requires lenders to maintain minimum credit ratings. The Liquidity Facility is set to expire on July 16, 2026.
Bunge had $100 million of borrowings outstanding at March 31, 2022 and no borrowings outstanding at December 31, 2021 under the unsecured $1 billion 364-day Revolving Credit Agreement (the "$1 Billion Credit Agreement") with a group of lenders, maturing on July 15, 2022. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations under the $1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1 Billion Credit Agreement.
Bunge had no borrowings outstanding at March 31, 2022 and December 31, 2021 under the unsecured committed $1.35 billion 5-year Revolving Credit Agreement (the "$1.35 Billion Credit Agreement") with a group of lenders, maturing July 16, 2026. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by an aggregate amount up to $200 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1.35 Billion Credit Agreement.
Bunge had no borrowings outstanding at March 31, 2022 and December 31, 2021 under the unsecured $865 million Revolving Credit Agreement (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $865 Million 2026 Facility.
Bunge had $550 million borrowings outstanding at March 31, 2022 and no borrowings outstanding at December 31, 2021 under the unsecured $1.75 billion Revolving Credit Facility ("$1.75 Billion Revolving Credit Facility"), set to mature on December 16, 2024. The interest rate under the $1.75 Billion Revolving Credit Facility is tied to certain sustainability criteria, including, but not limited to, recently established science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision set forth in the $1.75 Billion Revolving Credit Facility. Borrowings under the $1.75 Billion Revolving Credit Facility will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Services Inc. and S&P Global Ratings. Bunge will also pay a fee that will vary from 0.10% to 0.40% based on its utilization of the Revolving Credit Facility.
At March 31, 2022, Bunge had $4,960 million unused and available committed borrowing capacity under committed revolving credit facilities and the commercial paper program, totaling $5,565 million, in addition to a committed unsecured $250 million delayed draw term loan, as discussed below. At December 31, 2021, Bunge had $5,815 million unused and available committed borrowing capacity comprising committed revolving credit facilities and the commercial paper program, totaling $5,565 million, in addition to a committed unsecured $250 million delayed draw term loan, as discussed below.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on financing requirements. At March 31, 2022 and December 31, 2021 there were $300 million in borrowings and no borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $782 million and $673 million in short-term borrowings outstanding under local bank lines of credit at March 31, 2022 and December 31, 2021, respectively, to support working capital requirements.
The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	March 31, 2022		December 31, 2021
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,543	$4,627	$5,291	$5,489
On February 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 4.35% unsecured senior notes (the "4.35% Senior Notes") due March 15, 2024. The redemption for the 4.35% Senior Notes occurred on March

10, 2022. In connection with the redemption, during the three months ended March 31, 2022, the Company recorded a $47 million charge within Interest expense, of which $31 million related to a "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, and $16 million related to the reclassification of unrealized mark-to-market losses on terminated and de-designated interest rate hedges.
On October 29, 2021, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million Delayed Draw Term Loan") with a group of lenders that is required to be drawn by October 29, 2022. The $250 Million Delayed Draw Term Loan will bear interest at LIBOR plus an applicable margin, as defined in the $250 Million Delayed Draw Term Loan. The $250 Million Delayed Draw Term Loan matures on October 29, 2028 and was not drawn as of March 31, 2022.

14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 7% or less of total Cost of goods sold for the three months ended March 31, 2022 and 2021. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three months ended March 31, 2022 and 2021.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three months ended March 31, 2022 and 2021, such services were not material to the Company's consolidated results.
At March 31, 2022 and December 31, 2021, receivables related to the above related party transactions comprised approximately 2% or less of total Trade accounts receivable. At March 31, 2022 and December 31, 2021, payables related to the above related party transactions comprised approximately 4% or less of total Trade accounts payable.
Bunge believes all transaction values to be similar to those that would be conducted with third parties.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2021. Included in Other non-current liabilities as of March 31, 2022 and December 31, 2021 are the following amounts related to these matters:

(US$ in millions)	March 31, 2022	December 31, 2021
Non-income tax claims	$17	$15
Labor claims	86	72
Civil and other claims	101	95
Total	$204	$182
Non-income tax claims
Brazil Indirect Taxes - Relate to ongoing claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS).
As of March 31, 2022, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	March 31, 2022	December 31, 2021
ICMS	1990 to Present	$262	$222
PIS/COFINS	2002 to Present	$384	$228
Labor claims
The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims
The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees
Bunge has issued or was a party to the following guarantees at March 31, 2022:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$249
Residual value guarantee (2)	298
Other guarantees	6
Total	$553
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such debt facilities at March 31, 2022, Bunge's potential liability was $239 million, and it has recorded a $6 million obligation related to these guarantees within Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2022 through 2029. At March 31, 2022, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

16.    OTHER NON-CURRENT LIABILITIES

(US$ in millions)	March 31, 2022	December 31, 2021
Labor, legal, and other provisions	$213	$187
Pension and post-retirement obligations (1)	223	227
Uncertain income tax positions (2)	76	73
Unrealized losses on derivative contracts, at fair value (3)	158	49
Other	130	122
Total	$800	$658

(1)On February 28, 2022, the Company, together with plan participants and related employee unions, agreed to the transition of one of the Company's international defined benefit pension plans to a multi-employer pension plan.

Following the transition, the Company will account for the multi-employer plan similar to a defined contribution plan, resulting in full settlement of the related defined benefit plan obligations.
In connection with the settlement, during the three months ended March 31, 2022, the Company recorded a $41 million pretax gain within Other income (expense) - net in its condensed consolidated statements of income, comprising a $4 million settlement of the related defined benefit plan obligations as well as the reclassification of $37 million in unamortized actuarial gains from Accumulated other comprehensive income (loss). Of this pretax gain, $12 million was attributable to redeemable non-controlling interests.
(2)See Note 9- Income Taxes.
(3)See Note 11- Fair Value Measurements.

17.    REDEEMABLE NONCONTROLLING INTEREST
In connection with the acquisition of a 70% ownership interest in Bunge Loders Croklaan Group B.V. ("Loders"), the Company has entered into a put/call arrangement with the Loders minority shareholder and may be required or elect to purchase the additional 30% ownership interest in Loders within a specified time frame.
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

18.    EQUITY
Cumulative Convertible Perpetual Preference Shares — On March 18, 2022, Bunge announced all issued and outstanding shares of its 4.875% Cumulative Convertible Perpetual Preference Shares ("convertible preference shares") would automatically convert into common shares of the Company, par value $0.01 per share, effective on March 23, 2022 (the "Conversion Date"). On March 18, 2022, the closing price of the common shares of the Company on the New York Stock Exchange ("NYSE") was $104.91, marking the 20th trading day in the previous 30 trading days that the closing price of the common shares of the Company exceeded 130% of the conversion price, triggering the Company's right under the certificate of designation for the convertible preference shares, at its option, to mandatorily convert the convertible preference shares. The conversion price adjusted from $78.1322, per Note 24 - Equity included in the Company's 2021 Annual Report on Form 10-K, to $77.8482 on February 16, 2022.
Each convertible preference share automatically converted into 1.2846 common shares of the Company on the Conversion Date and cash was paid in lieu of fractional common shares of the Company. There were 6,898,268 convertible preference shares issued and outstanding prior to the conversion, which resulted in the issuance of 8,861,515 new common shares of the Company. Additionally, in the first quarter of 2022 prior to the conversion, 1,415 convertible preference shares were voluntarily converted by preference shareholders into 1,816 common shares. As a result of the conversions, no convertible preference shares were issued or outstanding as of March 31, 2022, and all rights of the former holders of the convertible preference shares terminated, as of March 23, 2022.
Dividends on the convertible preference shares ceased to accrue on the Conversion Date. Accordingly, holders of the convertible preference shares were not entitled to receive the $1.21875 per share dividend declared by the Company in respect of the convertible preference shares on February 23, 2022 and payable to holders of record on May 15, 2022. Following the conversion on the Conversion Date, current holders of the convertible preference shares are entitled to receive the $0.525 per share dividend declared by the Company with respect to the common shares on February 23, 2022, but only to the extent such holder remains a holder of record of common shares of the Company on May 19, 2022.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(6,093)	$(254)	$(124)	$(6,471)
Other comprehensive income (loss) before reclassifications	396	(117)	—	279
Amount reclassified from accumulated other comprehensive income (loss)(1)	—	(2)	(19)	(21)
Balance, March 31, 2022	$(5,697)	$(373)	$(143)	$(6,213)
(1)On February 28, 2022, the Company, together with plan participants and related employee unions, agreed to the transition of one of the Company's international defined benefit pension plans to a multi-employer pension plan. Following the transition, the Company will account for the multi-employer plan similar to a defined contribution plan, giving rise to a full settlement of the related defined benefit plan obligations.
In connection with the settlement, during the three months ended March 31, 2022, the Company reclassified $27 million (net of $10 million tax expense) in unamortized actuarial gains from Accumulated other comprehensive income (loss), of which $19 million was attributable to Bunge (net of $7 million in tax expense), and $8 million was attributable to redeemable non-controlling interests (net of $3 million in tax expense).

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(5,857)	$(215)	$(174)	$(6,246)
Other comprehensive income (loss) before reclassifications	(235)	(2)	—	(237)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, March 31, 2021	$(6,092)	$(218)	$(174)	$(6,484)

19.    EARNINGS PER COMMON SHARE
    The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(US$ in millions, except for share data)	2022	2021
Net income (loss)	$696	$917
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(8)	(86)
Net income (loss) attributable to Bunge	688	831
Convertible preference share dividends (1)	—	(8)
Net income (loss) available to Bunge common shareholders - Basic	$688	$823
Add back convertible preference share dividends	—	8
Net income (loss) available to Bunge common shareholders - Diluted	$688	$831

Weighted-average number of common shares outstanding:
Basic	142,516,888	140,342,396
Effect of dilutive shares:
—stock options and awards (2)	3,127,275	1,546,457
—convertible preference shares (1)	7,976,765	8,723,269
Diluted	153,620,928	150,612,122

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$4.83	$5.86
Net income (loss) attributable to Bunge common shareholders—diluted	$4.48	$5.52
(1)    Effective March 23, 2022, in accordance with the terms of the certificate of designation governing the convertible preference shares, all of the Company's issued and outstanding convertible preference shares were automatically converted into 1.2846 common shares of the Company, par value $0.01 per share. As a result of this conversion, the convertible preference share dividends declared during the the three months ended March 31, 2022 were no longer payable, and no convertible preference shares were issued or outstanding as of March 31, 2022. Refer to Note 18- Equity for further information.
(2)    The weighted-average common shares outstanding-diluted exclude approximately zero and 2 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share, for the three months ended March 31, 2022 and 2021, respectively.

20.    SEGMENT INFORMATION
The Company's operations are organized, managed, and classified into four reportable segments - Agribusiness, Refined and Specialty Oils, Milling, and Sugar and Bioenergy, based upon their similar economic characteristics, products and services offered, production processes, types and classes of customer, and distribution methods. The Company’s remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other.
The Agribusiness reportable segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils reportable segment involves the processing, production and marketing of products derived from vegetable oils. The Milling reportable segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy reportable segment primarily comprises the net earnings in the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP").

Corporate and Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities, including Bunge Ventures, as well as the Company's captive insurance activities, securitization program, and certain income tax assets and liabilities.
Transfers between segments are generally valued at market. Segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended March 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$11,231	$3,976	$603	$64	$6	$—	$15,880
Inter–segment revenues	2,487	112	375	—	—	(2,974)	—
Cost of goods sold	(10,367)	(3,714)	(532)	(62)	(1)	—	(14,676)
Gross profit	864	262	71	2	5	—	1,204
Selling, general and administrative expenses	(121)	(89)	(24)	—	(74)	—	(308)
Foreign exchange gains (losses)	9	—	3	—	—	—	12
EBIT attributable to noncontrolling interests (1)	(4)	3	—	—	(12)	—	(13)
Other income (expense) - net	(63)	(3)	—	—	19	—	(47)
Income (loss) from affiliates	14	—	—	32	(1)	—	45
Total Segment EBIT (2)	699	173	50	34	(63)	—	893
Total assets	20,607	4,383	1,482	322	1,930	—	28,724

	Three Months Ended March 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$9,791	$2,726	$390	$54	$—	$—	$12,961
Inter–segment revenues	1,466	102	93	—	—	(1,661)	—
Cost of goods sold	(8,905)	(2,491)	(356)	(54)	(8)	—	(11,814)
Gross profit	886	235	34	—	(8)	—	1,147
Selling, general and administrative expenses	(80)	(86)	(23)	—	(82)	—	(271)
Foreign exchange gains (losses)	(8)	2	(3)	—	(1)	—	(10)
EBIT attributable to noncontrolling interests (1)	(8)	(79)	—	—	—	—	(87)
Other income (expense) - net	22	236	—	—	5	—	263
Income (loss) from affiliates	24	—	—	20	—	—	44
Total Segment EBIT (2)	836	308	8	20	(86)	—	1,086
Total assets	18,244	3,713	1,245	129	1,202	—	24,533

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
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2022	2021
Net income (loss) attributable to Bunge	$688	$831
Interest income	(9)	(9)
Interest expense	111	73
Income tax expense (benefit)	108	192
Noncontrolling interests' share of interest and tax	(5)	(1)
Total Segment EBIT from continuing operations	$893	$1,086
The Company’s Net sales comprise sales from commodity contracts accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). The following tables provide a disaggregation of Net sales to external customers between sales from contracts with customers and sales from other arrangements:

	Three Months Ended March 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$10,567	$251	$62	$63	$—	$10,943
Sales from contracts with customers	664	3,725	541	1	6	4,937
Net sales to external customers	$11,231	$3,976	$603	$64	$6	$15,880

	Three Months Ended March 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$9,359	$186	$(6)	$54	$—	$9,593
Sales from contracts with customers	432	2,540	396	—	—	3,368
Net sales to external customers	$9,791	$2,726	$390	$54	$—	$12,961

Cautionary Statement Regarding Forward Looking Statements
This report contains both historical and forward looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors described in our Form 10-K, Form 10-Q, and Form 8-K reports (including all amendments to those reports) and include: the impact on our operations and facilities from the war in Ukraine and the resulting economic and other sanctions imposed on Russia, including the impact on Bunge resulting from a continuation and/or escalation of the war and sanctions against Russia; the impacts of the COVID-19 pandemic and other pandemic outbreaks; the effect of weather conditions and the impact of crop and animal disease on our business; the impact of global and regional economic, agricultural, financial and commodities market, political, social and health conditions; changes in governmental policies and laws affecting our business, including agricultural and trade policies, financial markets regulation and environmental, tax and biofuels regulation; the impact of seasonality; the impact of government policies and regulations; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; the impact of industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; the effectiveness of our capital allocation plans, funding needs and financing sources; the effectiveness of our risk management strategies; operational risks, including industrial accidents, natural disasters and cybersecurity incidents; changes in foreign exchange policy or rates; the impact of our dependence on third parties; our ability to attract and retain executive management and key personnel; and other factors affecting our business generally.
The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.
You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2022 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021 and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 for a discussion of our internal controls over financial reporting.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended March 31, 2022, Net income attributable to Bunge was $688 million, a decrease of $143 million compared to $831 million for the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022 was due to lower Segment EBIT in our Core segments, as further discussed in the Segment Overview & Results of Operations section below.
Earnings Per Common Share - Diluted - For the three months ended March 31, 2022, Net income per common share, diluted, was $4.48 per share, a decrease of $1.04 per share, compared to income of $5.52 per share for the three months ended March 31, 2021.
EBIT - For the three months ended March 31, 2022, Total Segment EBIT was $893 million, a decrease of $193 million compared to Total Segment EBIT of $1,086 million for the three months ended March 31, 2021. The decrease in Total Segment EBIT for the three months ended March 31, 2022 was due to lower Segment EBIT in our Core segments, partially offset by higher segment EBIT in our Non-core segment, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $108 million for the three months ended March 31, 2022 compared to income tax expense of $192 million for the three months ended March 31, 2021. The decrease in income tax expense for the three months ended March 31, 2022 was primarily due to lower pretax income, the release of valuation allowances in Europe and Asia, and tax benefits associated with equity compensation payments during the three months ended March 31, 2022.

Liquidity and Capital Resources – At March 31, 2022, working capital, which equals Total current assets less Total current liabilities, was $7,030 million, an increase of $1,085 million, compared to working capital of $5,945 million at March 31, 2021, and a decrease of $106 million, compared to working capital of $7,136 million at December 31, 2021. The increase in working capital at March 31, 2022 compared to March 31, 2021 was primarily due to higher commodity prices on readily marketable inventory ("RMI") as well as a decrease in Short-term debt. The decrease in working capital at March 31, 2022 compared to December 31, 2021 was primarily due to an increase in Short-term debt and Trade accounts payable as well as a decrease in Cash and cash equivalents in order to fund higher inventories, primarily RMI, and the early redemption payment of our 4.35% unsecured senior notes due March 15, 2024 (the "4.35% Senior Notes").
Segment Overview & Results of Operations
Our operations are organized, managed and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core operations comprise our Sugar & Bioenergy segment, which itself primarily comprises the Company’s 50% interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP").
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reportable segments because the operating performance of each reportable segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities and securitization program, as well as certain income tax assets and liabilities.
Effective January 1, 2022, we changed our methodology for reporting volumetric data for our reportable segments to simplify and more closely align our volume reporting with our primary income-generating activities. The primary change comprises the elimination of grain and oilseed volumes originated from our suppliers. Volumes are now reported as follows:
•In our Agribusiness segment, reported Processing volumes comprise oilseed volumes crushed (processed) during a period, which approximate sales volumes to third parties during the same period, and Merchandising volumes represent sales volumes to third party customers.
•Refined and Specialty Oils segment volumes represent sales volumes to third party customers.
•Milling segment volumes represent feedstock ground (processed) during a period, again approximating sales volumes during the same period.
•No volumes will be reported for our Sugar and Bioenergy segment, which primarily comprises the Company's net earnings from its 50% interest in BP Bunge Bioenergia, or our Corporate and Other activities, which have no material revenue-generating activities.
Certain reclassifications of prior period volumes have been made to conform to current presentation.

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2022	2021
Net income (loss) attributable to Bunge	$688	$831
Interest income	(9)	(9)
Interest expense	111	73
Income tax expense (benefit)	108	192
Noncontrolling interests' share of interest and tax	(5)	(1)
Total Segment EBIT	$893	$1,086

Agribusiness Segment EBIT	699	836
Refined and Specialty Oils Segment EBIT	173	308
Milling Segment EBIT	50	8
Core Segment EBIT	922	1,152

Corporate and Other EBIT	(63)	(86)

Sugar and Bioenergy Segment EBIT	34	20
Non Core Segment EBIT	34	20

Total Segment EBIT	$893	$1,086

Core Segments

Agribusiness Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2022	2021
Volumes (in thousand metric tons)	20,070	21,644
Net sales	$11,231	$9,791
Cost of goods sold	(10,367)	(8,905)
Gross profit	864	886
Selling, general and administrative expense	(121)	(80)
Foreign exchange gains (losses)	9	(8)
EBIT attributable to noncontrolling interests	(4)	(8)
Other income (expense) – net	(63)	22
Income (loss) from affiliates	14	24
Total Agribusiness Segment EBIT	$699	$836

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Agribusiness segment Net sales increased $1,440 million, or 15%, to $11,231 million for the three months ended March 31, 2022, compared to $9,791 million for the three months ended March 31, 2021. The net increase was primarily due to the following:
•In Processing, Net sales increased $855 million, primarily due to higher average sales prices in our soybean processing businesses in all regions, and higher average sales prices in our European softseed processing businesses, both primarily resulting from higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment, as well as higher volumes in North America due to strong oil and meal demand. The above increases were partially offset by lower sales volumes, primarily in China, due to lower soybean meal demand in the current year.

•In Merchandising, Net sales increased $585 million, primarily due to higher average sales prices in our global wheat and oils businesses, as a result of higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment, and strong execution in our ocean freight business. The above increases were partially offset by lower sales volumes, primarily in our global corn business. due to decreased farmer selling in South America, as well as the completion of the sale of a portfolio of grain elevators in the interior of the United States during the third quarter of 2021.
Cost of goods sold increased $1,462 million, or 16%, to $10,367 million for the three months ended March 31, 2022 compared to $8,905 million for the three months ended March 31, 2021. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased $1,044 million, primarily due to higher average commodity prices, as noted in Net sales above, increased industrial input costs, in particular energy, less favorable mark-to-market results, as well as certain charges for losses sustained in relation to the Ukraine-Russia war, primarily relating to damaged property, plant, and equipment and misappropriated inventory.
•In Merchandising, Cost of goods sold increased $418 million, primarily due to the higher average commodity prices, as noted in Net sales above, as well as certain charges for losses sustained in relation to the Ukraine-Russia war, primarily relating to misappropriated inventory, partially offset by more favorable mark-to-market results, primarily in our ocean freight business, when compared to the prior year period.
Gross profit decreased $22 million, or 2%, to $864 million for the three months ended March 31, 2022, compared to $886 million for the three months ended March 31, 2021. The net decrease was primarily due to the following:
•In Processing, a decrease of $189 million was due to higher Cost of goods sold in excess of higher Net sales, primarily driven by higher industrial input costs, in particular energy, as well as less favorable mark-to-market results, as described above.
•In Merchandising, an increase of $167 million was due to higher Net sales in excess of higher Cost of goods sold, primarily driven by strong margins in our global oils business, and more favorable mark-to-market results, primarily in our ocean freight business, when compared to the prior year period.
Selling, general and administrative ("SG&A") expenses increased $41 million, or 51%, to $121 million for the three months ended March 31, 2022, compared to $80 million for the three months ended March 31, 2021. The increase was primarily driven by increased variable incentive costs.
Other income (expense) - net decreased $85 million, to expense of $63 million for the three months ended March 31, 2022, compared to income of $22 million for the three months ended March 31, 2021. The decrease was primarily due to a loss on marketable securities and other short-term investments related to Ukraine, following the onset of the Ukraine-Russia war.
Segment EBIT decreased $137 million, or 16%, to $699 million for the three months ended March 31, 2022, compared to $836 million for the three months ended March 31, 2021. The net decrease was primarily due to the following:
•In Processing, a decrease of $178 million was primarily due to lower Gross profit, higher SG&A and lower Other income (expense) - net, as described above.
•In Merchandising, an increase of $41 million was primarily due to higher Gross profit, partially offset by higher SG&A and lower Other income (expense) - net, as described above.

Refined and Specialty Oils Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2022	2021
Volumes (in thousand metric tons)	2,296	2,177
Net sales	$3,976	$2,726
Cost of goods sold	(3,714)	(2,491)
Gross profit	262	235
Selling, general and administrative expense	(89)	(86)
Foreign exchange gains (losses)	—	2
EBIT attributable to noncontrolling interests	3	(79)
Other income (expense) – net	(3)	236
Income (loss) from affiliates	—	—
Total Refined and Specialty Oils Segment EBIT	$173	$308

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Refined and Specialty Oils segment Net sales increased $1,250 million, or 46%, to $3,976 million for the three months ended March 31, 2022, compared to $2,726 million for the three months ended March 31, 2021, primarily due to higher average sales prices in all regions, driven by strong oil demand for use as renewable diesel feedstock in North America, as well as food services across all regions.
Cost of goods sold increased $1,223 million, or 49%, to $3,714 million for the three months ended March 31, 2022, compared to $2,491 million for the three months ended March 31, 2021. The increase in Cost of goods sold was primarily due to higher average commodity prices in all regions, as described for Net sales above, as well as unfavorable mark-to-market results, accelerated depreciation in relation to our Wormerveer facility that, during the fourth quarter of 2021 we announced would be closing in 2025, and increased industrial input costs, in particular energy, during the current year.
Gross profit for the three months ended March 31, 2022 increased $27 million, or 11%, to $262 million, compared to $235 million for the three months ended March 31, 2021. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, primarily driven by strong oil demand for use as renewable diesel feedstock, and in food services, as described above.
SG&A expenses increased $3 million, or 3%, to $89 million for the three months ended March 31, 2022, compared to $86 million the three months ended March 31, 2021. The increase is primarily driven by higher bad debt expense resulting from the Ukraine-Russia war, as well as inflation in a number of general cost categories over the prior year.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, increased $82 million, to income of $3 million for the three months ended March 31, 2022, compared to expense of $79 million for the three months ended March 31, 2021. The increase was primarily due to the large noncontrolling interest share of the gain on sale of our Rotterdam oils refinery in the prior year.
Other income (expense) - net was an expense of $3 million for the three months ended March 31, 2022, compared to income of $236 million for the three months ended March 31, 2021. The prior year income primarily related to a $219 million gain on the sale of our Rotterdam oils refinery, as well as a $19 million gain on the sale of a Mexican oils packaging facility.
Segment EBIT decreased $135 million, or 44%, to $173 million for the three months ended March 31, 2022, compared to $308 million for the three months ended March 31, 2021. The decrease was due to non-recurring prior year gains on sales of our oils facilities in the Netherlands and Mexico, as noted in Other income (expense) - net above, partially offset by higher Gross profit and lower EBIT attributable to noncontrolling interests, as described above.

Milling Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2022	2021
Volumes (in thousand metric tons)	1,161	1,041
Net sales	$603	$390
Cost of goods sold	(532)	(356)
Gross profit	71	34
Selling, general and administrative expense	(24)	(23)
Foreign exchange gains (losses)	3	(3)
EBIT attributable to noncontrolling interests	—	—
Other income (expense) – net	—	—
Income (loss) from affiliates	—	—
Total Milling Segment EBIT	$50	$8

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Milling segment Net sales increased $213 million, or 55%, to $603 million for the three months ended March 31, 2022, compared to $390 million for the three months ended March 31, 2021. The increase was primarily due to higher sales volumes and prices in our South American wheat milling business and higher average sales prices in our North American corn milling and wheat milling businesses, due to an increase in global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment.
Cost of goods sold increased $176 million, or 49%, to $532 million for the three months ended March 31, 2022, compared to $356 million for the three months ended March 31, 2021. The increase was primarily due to increased average commodity prices, as described for Net sales above, as well as increased industrial input costs, in particular energy, partially offset by more favorable mark-to-market results.
Gross profit increased $37 million, or 109%, to $71 million for the three months ended March 31, 2022, compared to $34 million for the three months ended March 31, 2021. The increase was primarily due to higher sales volumes and higher prices, in excess of related raw material cost increases, in our South American wheat milling business, as described above.
SG&A expenses increased $1 million, or 4%, to $24 million for the three months ended March 31, 2022, compared to $23 million for the three months ended March 31, 2021. The small increase was due to higher costs in South America as a result of appreciation in the Brazilian real versus the U.S. dollar during the three months ended March 31, 2022.
Segment EBIT increased $42 million, or 525%, to $50 million for the three months ended March 31, 2022, compared to $8 million for the three months ended March 31, 2021. The increase was primarily due to higher gross profit as described above.

Corporate and Other

	Three Months Ended March 31,
(US$ in millions, except volumes)	2022	2021
Net sales	$6	$—
Cost of goods sold	(1)	(8)
Gross profit	5	(8)
Selling, general and administrative expense	(74)	(82)
Foreign exchange gains (losses)	—	(1)
EBIT attributable to noncontrolling interests	(12)	—
Other income (expense) – net	19	5
Income (loss) from affiliates	(1)	—
Total Corporate and Other EBIT	$(63)	$(86)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Corporate and Other EBIT improved $23 million, or 27%, to a loss of $63 million for the three months ended March 31, 2022, compared to a loss of $86 million for the three months ended March 31, 2021. The improved result was primarily due to a $29 million gain, at Bunge's 70% share, related to the settlement of one of the Company's international defined benefit pension plans, as well as lower variable incentive costs during the current year. The improved results were partially offset by our venture capital unit activities, Bunge Ventures, which incurred net unrealized mark-to-market losses on certain of its investments during the current year.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2022	2021
Net sales	$64	$54
Cost of goods sold	(62)	(54)
Gross profit	2	—
Selling, general and administrative expense	—	—
Foreign exchange gains (losses)	—	—
EBIT attributable to noncontrolling interests	—	—
Other income (expense) – net	—	—
Income (loss) from affiliates	32	20
Total Sugar and Bioenergy Segment EBIT	$34	$20

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Segment EBIT increased $14 million, or 70%, to $34 million for the three months ended March 31, 2022, compared to $20 million for the three months ended March 31, 2021. The increase was due to more favorable results from our investment in BP Bunge Bioenergia, driven by higher average ethanol sales prices in the current period, as well as foreign exchange gains on U.S. dollar denominated debt of the joint venture due to an appreciation in the Brazilian real versus the U.S. dollar during the three months ended March 31, 2022.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended March 31,
(US$ in millions)	2022	2021
Interest income	$9	$9
Interest expense	(111)	(73)

Interest income was $9 million for the three months ended March 31, 2022, compared to $9 million for the three months ended March 31, 2021. Interest expense increased by $38 million, to $111 million for the three months ended March 31, 2022, compared to $73 million for the three months ended March 31, 2021. The increase in net interest expense was due to the early redemption of all issued and outstanding 4.35% Senior Notes. In connection with early redemption, we recorded a $47 million charge to Interest expense in our condensed consolidated statements of income, comprising a $31 million "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, and $16 million related to the recognition of unrealized mark-to market losses on terminated and de-designated interest rate hedges.

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
Working Capital

	As of
US$ in millions, except current ratio	March 31, 2022	March 31, 2021	December 31, 2021
Cash and cash equivalents	$386	$226	$902
Trade accounts receivable, net	2,564	2,253	2,112
Inventories	10,988	8,616	8,431
Other current assets(1)	6,952	6,190	5,015
Total current assets	$20,890	$17,285	$16,460
Short-term debt	$1,937	$2,706	$673
Current portion of long-term debt	503	9	504
Trade accounts payable	5,836	3,842	4,250
Current operating lease obligations	377	241	350
Other current liabilities(2)	5,207	4,542	3,547
Total current liabilities	$13,860	$11,340	$9,324
Working capital(3)	$7,030	$5,945	$7,136
Current ratio(4)	1.51	1.52	1.77
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities.
(4)    Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $7,030 million at March 31, 2022, a decrease of $106 million, or 1%, from working capital of $7,136 million at December 31, 2021, and an increase of $1,085 million, or 18% from working capital of $5,945 million at March 31, 2021.
Cash and Cash Equivalents - Cash and cash equivalents were $386 million at March 31, 2022, a decrease of $516 million from $902 million at December 31, 2021 and an increase of $160 million from $226 million at March 31, 2021.

Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in cash and cash equivalents during the three months ended March 31, 2022.
Trade accounts receivable, net - Trade accounts receivable, net were $2,564 million at March 31, 2022, an increase of $452 million from $2,112 million at December 31, 2021, and an increase of $311 million from $2,253 million at March 31, 2021. The increases from December 31, 2021 and March 31, 2021 were primarily due to increased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above.
Inventories - Inventories were $10,988 million at March 31, 2022, an increase of $2,557 million from $8,431 million at December 31, 2021, and an increase of $2,372 million from $8,616 million at March 31, 2021. The increases from December 31, 2021 and March 31, 2021 were primarily related to higher average commodity prices at the end of the current period.
RMI comprises agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $8,875 million, $6,869 million, and $7,195 at March 31, 2022, December 31, 2021 and March 31, 2021, respectively (see Note 6- Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $6,952 million at March 31, 2022, an increase of $1,937 million from $5,015 million at December 31, 2021, and an increase of $762 million from $6,190 million at March 31, 2021. The increase from December 31, 2021 was primarily due to significantly higher unrealized gains on derivative contracts, as well as higher margin deposits. The increase from March 31, 2021 was primarily due to higher margin deposits, an increase in the deferred purchase price receivable due to increased transfers of trade accounts receivables under our securitization program, and higher prepaid commodity purchase contracts, partially offset by lower marketable securities and other short-term investments due to a decrease in investments with exposures to Ukraine following the start of the Ukraine-Russia war, as well as lower Assets held for sale following the sale of our United States interior grain elevators in the second half of 2021.
Short-term debt - Short-term debt, including the current portion of long-term debt, was $2,440 million at March 31, 2022, an increase of $1,263 million from $1,177 million at December 31, 2021, and a decrease of $275 million from $2,715 million at March 31, 2021. The higher short-term debt levels at March 31, 2022 compared to December 31, 2021 are due to higher working capital funding requirements, primarily purchases of RMI as described above. Lower short-term debt levels compared to March 31, 2021 are due to a $1 billion long-term bond issuance in the second quarter of 2021, from which a portion of the proceeds were used to pay down short-term debt.
Trade accounts payable - Trade accounts payable were $5,836 million at March 31, 2022, an increase of $1,586 million from $4,250 million at December 31, 2021, and an increase of $1,994 million from $3,842 million at March 31, 2021. The increases from December 31, 2021 and March 31, 2021 were primarily due to higher average inventory prices during the current period.
Other current liabilities - Other current liabilities were $5,207 million at March 31, 2022, an increase of $1,660 million from $3,547 million at December 31, 2021, and an increase of $665 million from $4,542 million at March 31, 2021. The increases from December 31, 2021 and March 31, 2021 were primarily due to significantly higher unrealized losses on derivative contracts during the current period.
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

    Revolving Credit Facilities - At March 31, 2022, we had $4,960 million unused and available committed borrowing capacity under committed revolving credit facilities and the commercial paper program, totaling $5,565 million, in addition to a committed unsecured $250 million delayed draw term loan, as discussed below.
The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities(1)	Maturities	March 31, 2022	March 31, 2022	December 31, 2021
Commercial paper	2026	$600	$205	$—
Revolving credit facilities
$1 Billion 364-day Revolving Credit Agreement	2022	1,000	100	—
$1.75 Billion 2024 Revolving Credit Facility	2024	1,750	550	—
$1.35 Billion 5-year Revolving Credit Agreement	2026	1,350	—	—
$865 Million 2026 Revolving Credit Facility	2026	865	—	—
Total revolving credit facilities		$4,965	$650	$—
Total(2)		$5,565	$855	$—

(1)See Note 13- Debt for further information on these programs.
(2)Total committed capacity for our commercial paper program and revolving credit facilities excludes the committed capacity of our $250 million delayed draw term loan entered into on October 29, 2021 and required to be drawn by October 29, 2022. The $250 million delayed draw term loan will bear interest at LIBOR plus an applicable margin, as defined in the $250 million delayed draw term loan agreement (see Note 13- Debt).
Short and long-term debt - Our short and long-term debt increased by $516 million, or 9%, to $6,480 million at March 31, 2022, from $5,964 million at December 31, 2021, primarily due to increased working capital funding requirements, mostly comprising RMI. For the three months ended March 31, 2022, our average short and long-term debt outstanding was approximately $6,042 million, compared to approximately $7,538 million for the three months ended March 31, 2021. Our long-term debt balance, including the current portion of long-term debt, was $4,543 million at March 31, 2022, a decrease of $748 million, or 14%, compared to $5,291 million at December 31, 2021. The decrease was primarily due to the early redemption during the current period of all of our issued and outstanding 4.35% Senior Notes due March 15, 2024.
The following table summarizes our short-term debt at March 31, 2022.

(US$ in millions)	Outstanding Balance at March 31, 2022	Weighted Average Interest Rate at March 31, 2022	Highest Balance Outstanding During Quarter Ended March 31, 2022	Average Balance During Quarter Ended March 31, 2022	Weighted Average Interest Rate During Quarter Ended March 31, 2022
Bank borrowings (1)	$1,732	8.60%	$1,732	$916	13.32%
Commercial paper	205	0.69%	205	51	0.69%
Total	$1,937		$1,937	$967

(1)    Includes $588 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a weighted average interest rate of 23.38% as of March 31, 2022.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At March 31, 2022, there were $300 million borrowings outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $782 million and $673 million in short-term borrowings outstanding from local bank lines of credit at March 31, 2022 and December 31, 2021, respectively, to support working capital requirements.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	March 31, 2022	December 31, 2021
Short-term debt: (1)
Short-term debt	$1,937	$673
Current portion of long-term debt	503	504
Total short-term debt	2,440	1,177

Long-term debt:
Term loan due 2024 - three-month TONAR plus 0.75% (Tranche A)(2)	252	267
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.00% Senior Notes due 2022	400	399
1.85% Senior Notes due 2023 - Euro	888	906
4.35% Senior Notes due 2024(3)	—	598
1.63% Senior Notes due 2025	597	596
3.25% Senior Notes due 2026	697	697
3.75% Senior Notes due 2027	596	596
2.75% Senior Notes due 2031	989	989
Other	35	154
Subtotal	4,543	5,291
Less: Current portion of long-term debt	(503)	(504)
Total long-term debt(4)	4,040	4,787
Total debt	$6,480	$5,964

(1)    Includes secured debt of $32 million and $43 million at March 31, 2022 and December 31, 2021, respectively.
(2)    Effective January 1, 2022, the three-month Yen LIBOR rate was discontinued and replaced by the Tokyo Overnight Average Rate ("TONAR" or "TONA").
(3)    On February 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 4.35% Senior Notes due March 15, 2024. The redemption of the 4.35% Senior Notes occurred on March 10, 2022. In connection with the redemption, during the three months ended March 31, 2022, the Company recorded a $47 million charge within Interest expense, of which $31 million related to a "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, and $16 million related to the recognition of unrealized mark-to-market losses on terminated and de-designated interest rate hedges.
(4)    Includes secured debt of $49 million and $50 million at March 31, 2022 and December 31, 2021, respectively.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2022 were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s (2)	A-1	BBB	Stable
Moody’s	P-1	Baa2	Stable
Fitch		BBB	Stable

(1)    Short-term debt rating applies only to Bunge Asset Funding Corp., the issuer under our commercial paper program.
(2)    On April 11, 2022, Standard & Poor's upgraded Bunge's Outlook from Stable to Positive.

Our debt agreements do not have any credit rating downgrade triggers that would accelerate maturity of our debt. However, credit rating downgrades would increase borrowing costs under our syndicated credit facilities and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on competitive terms. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2022.

Equity
Total equity is set forth in the following table:

(US$ in millions)	March 31, 2022	December 31, 2021
Equity:
Convertible perpetual preference shares	$—	$690
Common shares	1	1
Additional paid-in capital	6,332	5,590
Retained earnings	9,581	8,979
Accumulated other comprehensive income (loss)	(6,213)	(6,471)
Treasury shares, at cost - 2022 - 16,726,697 shares, and 2021 - 16,726,697 shares	(1,120)	(1,120)
Total Bunge shareholders’ equity	8,581	7,669
Noncontrolling interest	160	156
Total equity	$8,741	$7,825
Total Bunge shareholders’ equity was $8,581 million at March 31, 2022, compared to $7,669 million at December 31, 2021, an increase of $912 million. The increase during the three months ended March 31, 2022 was primarily due to $688 million of Net income attributable to Bunge, $258 million of Other comprehensive income, primarily due to translation gains, and $36 million from the issuance of common shares under our share based compensation programs, partially offset by $81 million of declared dividends to common shareholders.
Cumulative Convertible Perpetual Preference Shares — On March 18, 2022, we announced all issued and outstanding shares of our 4.875% Cumulative Convertible Perpetual Preference Shares ("convertible preference shares") would automatically convert into common shares of the Company, par value $0.01 per share, effective March 23, 2022 (the "Conversion Date"). On March 18, 2022, the closing price of the common shares of the Company on the NYSE was $104.91, marking the 20th trading day in the previous 30 trading days that the closing price of the common shares of the Company exceeded 130% of the conversion price, triggering our right under the certificate of designation for the convertible preference shares, at our option, to mandatorily convert the convertible preference shares. The conversion price adjusted from $78.1322, per Note 24 - Equity included in the Company's 2021 Annual Report on Form 10-K, to $77.8482 on February 16, 2022.
Each convertible preference share automatically converted into 1.2846 common shares of the Company on the Conversion Date and cash was paid in lieu of fractional common shares of the Company. There were 6,898,268 convertible preference shares issued and outstanding prior to the conversion, which resulted in the issuance of 8,861,515 new common shares of the Company. Additionally, in the first quarter of 2022, prior to the conversion, 1,415 convertible preference shares were voluntarily converted by preference shareholders into 1,816 common shares. As a result of the conversions, no convertible preference shares are issued or outstanding, and all rights of the former holders of the convertible preference shares terminated as of March 23, 2022.
Share repurchase program - During October 2021, our Board of Directors approved a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. There were no shares repurchased under this program during the three months ended March 31, 2022.

Cash Flows

	Three months ended
US$ in millions	March 31, 2022	March 31, 2021
Cash provided by (used for) operating activities	$(2,656)	$(987)
Cash provided by (used for) investing activities	1,448	1,115
Cash provided by (used for) financing activities	708	(290)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1	33
Net increase (decrease) in cash and cash equivalents and restricted cash	$(499)	$(129)
Our cash flows from operations vary depending on, among other items, the market prices and timing of purchases and sales of our inventories. Generally, during periods when commodity prices are rising, our Agribusiness operations require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to purchases and sales of our inventories.
For the three months ended March 31, 2022, our cash and cash equivalents and restricted cash decreased by $499 million, compared to a decrease of $129 million for the three months ended March 31, 2021.
Operating: Cash used for operating activities was $2,656 million for the three months ended March 31, 2022, an increase of $1,669 million, compared to $987 million for the three months ended March 31, 2021. The increase in Cash used for operating activities was primarily due to lower Net income, as well as higher working capital funding requirements and increased beneficial interest in securitized trade receivables, driven by higher commodity prices during the three months ended March 31, 2022.

	Three months ended
US$ in millions	March 31, 2022	March 31, 2021
Cash provided by (used for) operating activities	$(2,656)	$(987)
Proceeds from beneficial interest in securitized trade receivables	1,613	969
Cash provided by (used for) operating activities, adjusted	$(1,043)	$(18)

Cash provided by (used for) operating activities, adjusted for proceeds from beneficial interests in securitized trade receivables, was cash used of $1,043 million for the three months ended March 31, 2022, compared to cash used of $18 million for the three months ended March 31, 2021. The change was primarily due to lower Net income and higher working capital funding requirements, partially offset by higher Proceeds from beneficial interests in securitized trade receivables during the three months ended March 31, 2022.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains. For the three months ended March 31, 2022, we recorded a foreign currency gain on our debt of $116 million, and for the three months ended March 31, 2021, we recorded a foreign currency gain on our debt of $25 million, which were included as adjustments to reconcile Net income to cash used for operating activities in the line item "Foreign exchange (gains) loss on net debt" in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $1,448 million for the three months ended March 31, 2022, an increase of $333 million, compared to cash provided by investing activities of $1,115 million for the three months ended March 31, 2021. The increase was primarily due to higher Proceeds from beneficial interests in securitized trade receivables, partially offset by lower Proceeds from disposals of businesses and property, plant and equipment following the sales of our oils facilities in Rotterdam and Mexico during the three months ended March 31, 2021.

Financing: Cash provided by financing activities was $708 million for the three months ended March 31, 2022, a $998 million change, compared to cash used for financing activities of $290 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we received net cash proceeds from short and long-term debt of $730 million. Short-term debt is primarily used to fund seasonal working capital requirements, mostly comprising RMI, which increased during the three months ended March 31, 2022. Additionally, we received $32 million of proceeds from the exercise of options for common shares, partially offset by $82 million of dividend payments to our common and preferred shareholders. In the three months ended March 31, 2021, we made $89 million of net cash repayments of short and long-term debt, facilitated by lower seasonal working capital requirements, received $44 million of proceeds from the exercise of options for common shares, paid $147 million to acquire the noncontrolling equity interests of our Polish subsidiary, Z.T. Kruszwica S.A., and paid $79 million in dividends to our common and preferred shareholders.

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

Dividends
    We paid a regular quarterly cash dividend of $0.525 per share on March 2, 2022 to common shareholders of record on February 16, 2022. In addition, we paid a quarterly dividend of $1.21875 per share on our convertible preference shares on March 1, 2022 to shareholders of record on February 15, 2022. On February 23, 2022, we announced that our Board of Directors had declared a regular quarterly cash dividend of $0.525 per common share. The dividend will be payable on June 2, 2022 to common shareholders of record on May 19, 2022.

On February 23, 2022 we also announced that our Board of Directors had declared a quarterly cash dividend of $1.21875 per share on our convertible preference shares payable on June 1, 2022 to shareholders of record on May 15, 2022. However, as a result of the conversion of the convertible preference shares into common shares on March 23, 2022, dividends on the convertible preference shares ceased to accrue on March 23, 2022. Accordingly, holders of the former convertible preference shares were not entitled to receive the $1.21875 per share dividend declared on February 23, 2022. Following the conversion on March 23, 2022, current holders of the common shares issued on conversion of the convertible preference shares are entitled to receive the $0.525 per share dividend declared by us with respect to the common shares on February 23, 2022, but only to the extent such holder remains a holder of record of common shares of the Company on May 19, 2022.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 24, 2022. For recent accounting pronouncements refer to Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. For accounting considerations in connection with the Ukraine-Russia war, refer to Note 2 - Ukraine-Russia War to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments, primarily with commodity exchanges in the case of commodity futures and options, major financial institutions, or approved exchange clearing shipping companies in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 12- Derivative Instruments And Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
Credit and Counterparty Risk
Through our normal business activities, we are subject to significant credit and counterparty risks that arise through commercial sales and purchases, including forward commitments to buy or sell, and through various other over-the-counter ("OTC") derivative instruments that we use to manage risks inherent in our business activities. We define credit and counterparty risk as a potential financial loss due to the failure of a counterparty to honor its obligations. The exposure is measured based upon several factors, including unpaid accounts receivable from counterparties, as well as unrealized gains from forward purchase or sales contracts and OTC derivative instruments. Credit and counterparty risk also includes sovereign credit risk. We actively monitor credit and counterparty risk through regular reviews of exposures and credit analysis by regional credit teams, as well as a review by global and corporate committees that monitor counterparty performance. We record provisions for counterparty losses from time to time as a result of our credit and counterparty analysis.
During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened. This increased risk is monitored through, among other things, exposure reporting, increased communication with key counterparties, management reviews, and a specific focus on counterparties or groups of counterparties that we may determine as high risk. We have reduced exposures and associated position limits in certain cases, and also decreased our use of non-exchange cleared derivative instruments.
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil (from crude to various degrees of refined products), softseeds (including sunflower seed, rapeseed and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn. Agricultural commodities are subject to price fluctuations due to a number of unpredictable factors, including inflationary pressures, that may create price risk. As described above, we are also subject to the risk of counterparty non-performance under forward purchase and sales contracts. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were entered into and the contractual forward delivery period.
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
Our daily net agricultural commodity position consists of inventory, forward purchase and sales contracts, and OTC and exchange-traded derivative instruments, including those used to hedge portions of our production requirements. The fair value of that position is a summation of the fair values of each agricultural commodity, calculated by valuing all of our commodity positions for the period at quoted market prices, where available, or by utilizing a close proxy. VaR is calculated on the net position and monitored at the 95% confidence interval. In addition, scenario analysis and stress testing are performed. For example, one measure of market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices. The results of this analysis, which may differ from actual results, are as follows:

	Three Months Ended March 31, 2022		Year Ended December 31, 2021
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$1,809	$(181)	$1,706	$(171)
Lowest daily aggregated position value	$494	$(49)	$(3)	$—
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2022 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $55 million for the three months ended March 31, 2022 and foreign exchange losses of $74 million for the year ended December 31, 2021 related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at March 31, 2022, was $6,565 million with a carrying value of $6,480 million. There was no significant change in our interest rate risk as of March 31, 2022.
A hypothetical 100 basis point increase in the interest yields on our senior note debt at March 31, 2022 would result in a decrease of approximately $3 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at March 31, 2022 would cause an increase of approximately $1 million in the fair value of our debt.

A hypothetical 100 basis point change in LIBOR would result in a change of approximately $63 million in our interest expense on our variable rate debt at March 31, 2022. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as ESTR and TONAR, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for a discussion of certain risks related to LIBOR.
Inflation Risk
Inflationary factors generally affect us by increasing our labor and overhead costs, as well as costs related to those items associated with certain risks identified above, which may adversely affect our results of operations and financial position. We have historically been able to recover the impacts of inflation through sales price increases, however we cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases in the future. Our inability to do so could harm our results of operations and financial position. For details relating to the impact of inflationary pressures in Turkey, see Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
Commodity Derivatives—We primarily use derivative instruments to manage our exposure to movements associated with agricultural commodity prices. We generally use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities held as inventories or subject to forward purchase and sales contracts, but may also enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange-traded futures contracts, representing the unrealized gains and/or losses on these instruments, are settled daily, generally through our 100% owned futures clearing subsidiary. Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange-traded futures and forward purchase and sales contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related RMI are included in Cost of goods sold in the consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.
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

For more information, see Note 12- Derivative Instruments And Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes to shared business service models from across our operations in order to consolidate back-office functions while standardizing our processes and financial systems globally. In connection with these initiatives, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting but are expected over time to result in changes to such internal controls over financial reporting.

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
For a discussion of certain legal and tax matters, see Note 15- Commitments and Contingencies, to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $86 million and $101 million, for labor and civil claims, respectively, as of March 31, 2022. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Following is a material update to the risk factors previously disclosed in our 2021 Annual Report on Form 10-K:
The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations.
On February 24, 2022, Russia initiated a military offensive in Ukraine. Ukraine is a key international grain originating region and is also the world’s largest supplier of sun seed and sun oil, commodities which cannot be completely replaced from other origins. The scope, intensity, duration and outcome of the ongoing war is uncertain and its continuation or escalation may have a material adverse effect on Bunge. We maintain operations in Russia and Ukraine. At March 31, 2022, we had total assets and total liabilities of $518 million and $249 million, respectively, in Ukraine, and we had total assets and total liabilities of $129 million and $17 million, respectively, in Russia.

As a result of the ongoing war, Bunge temporarily idled its Ukrainian operations, comprising two oilseed crushing facilities in Mykolaiv and Dnipropetrovsk, a grain export terminal in the Mykolaiv commercial seaport, numerous grain elevators and an office in Kiev. The Company also operates a corn milling facility via a joint venture. Assets and operations located in regions affected by the war could be at an increased risk of property damage, inventory loss, business disruption, and expropriation. On March 22, 2022, Bunge’s Mykolaiv port facility sustained physical damage as a result of the war. Based on initial visual inspections, this damage does not appear to be material.
We have over 1,000 employees in Ukraine. While as of the date of this report, to our knowledge, there were no reported casualties or injuries to Bunge employees, some of our Ukrainian employees have been forced to relocate to other countries or elsewhere within Ukraine. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks, and other critical infrastructure necessary to conduct business in Ukraine. As the scope and intensity of the war changes rapidly, we are continuing to receive reports on our employees, operations and facilities and monitoring the evolving situation.
Additionally, in response to the war, the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens, and enterprises. Any continuation or escalation of the war may trigger a series of additional economic and other sanctions. While we have scaled back our Russian grain trading activities in recent years, including the sale of our Rostov grain export terminal in 2021, we continue to operate our oilseeds crush plant in Voronezh, in southwest Russia, doing so in compliance with legal requirements imposed following the start of the war. From a humanitarian standpoint, this plant is important to the local food supply as it provides essential food-related products to the Russian population. Therefore, any such sanctions may also result in an adverse effect on our remaining Russian operations.
The risk of cybersecurity incidents has increased in connection with the ongoing war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies' continued operations in Russia. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations and could increase the frequency and severity of cyber-based attacks against our information technology systems. The proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations.
In accordance with industry standards, we insure ourselves against many types of risks. While this insurance may mitigate certain of the risks associated with the ongoing Ukraine-Russia war, our level of insurance may not cover all losses we could incur. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.
To the extent the current war adversely affects our business, it may also have the effect of heightening many other risks disclosed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations, however, due to the continually evolving nature of the war, the potential impact that the war could have on such risk factors, and others that cannot yet be identified, remains uncertain.
Even if the war moderates or a resolution between Ukraine and Russia is reached, we expect that we will continue to experience ongoing financial and operational impacts resulting from the war for the foreseeable future as Ukraine rebuilds its economy and infrastructure. Additionally, certain of the economic and other sanctions imposed, or that may be imposed, against Russia may continue for a period of time after any resolution has been reached.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

10.1	* +++
Twenty-First Amendment to and Restatement of Receivables Transfer Agreement, dated March 31, 2022, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Limited, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers, Purchaser Agents, New Dutch Originator and New U.S. Originator party thereto

10.2	* +++
Sixth Amended and Restated Receivables Transfer Agreement, dated March 31, 2022, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, Bunge Limited, as Performance Undertaking Provider,
and the persons from time to time party thereto as Conduit Purchasers, Committed Purchasers and Purchaser Agents

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

BUNGE LIMITED

Date: April 27, 2022	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer