Form 10-Q
period 2022-06-30
BUNGELTD
filed 2022-07-27
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of July 22, 2022, the number of common shares outstanding of the registrant was:
Common shares, par value $.01 per share:151,898,168

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2022 and 2021	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2022 and 2021	4

	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Six Months Ended June 30, 2022 and 2021	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward-Looking Statements	43

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	64

PART II — INFORMATION

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	66

Item 4.	Mine Safety Disclosures	66

Item 5.	Other Information	66

Item 6.	Exhibits	66

Exhibit Index		67

Signatures		67

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$17,933	$15,391	$33,813	$28,352
Cost of goods sold	(17,161)	(14,726)	(31,837)	(26,540)
Gross profit	772	665	1,976	1,812
Selling, general and administrative expenses	(334)	(297)	(642)	(568)
Interest income	11	6	20	15
Interest expense	(92)	(54)	(203)	(127)
Foreign exchange (losses) gains	(110)	35	(98)	25
Other income (expense) – net	(6)	35	(53)	298
Income (loss) from affiliates	20	29	65	73
Income (loss) before income tax	261	419	1,065	1,528
Income tax (expense) benefit	(36)	(50)	(144)	(242)
Net income (loss)	225	369	921	1,286
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(19)	(7)	(27)	(92)
Net income (loss) attributable to Bunge	206	362	894	1,194
Convertible preference share dividends	—	(9)	—	(17)
Net income (loss) available to Bunge common shareholders	$206	$353	$894	$1,177

Earnings per common share—basic (Note 20)
Net income (loss) attributable to Bunge common shareholders - basic	$1.36	$2.50	$6.08	$8.35

Earnings per common share—diluted (Note 20)
Net income (loss) attributable to Bunge common shareholders - diluted	$1.34	$2.37	$5.81	$7.85
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$225	$369	$921	$1,286
Other comprehensive income (loss):
Foreign exchange translation adjustment	(289)	328	100	71
Unrealized gains (losses) on designated hedges, net of tax benefit (expense) of zero and $(2) in 2022 and $(3) and $(3) in 2021	47	(92)	(70)	(94)
Pension adjustment, net of tax (expense) benefit of zero and zero in 2022 and $(2) and $(2) in 2021	—	(2)	—	(2)
Reclassification of net (gains) losses to net income, net of tax (benefit) expense of $2 and $12 in 2022 and zero and zero in 2021	(5)	(1)	(34)	(2)
Total other comprehensive income (loss)	(247)	233	(4)	(27)
Total comprehensive income (loss)	(22)	602	917	1,259
Less: comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	5	(14)	12	(80)
Total comprehensive income (loss) attributable to Bunge	$(17)	$588	$929	$1,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$818	$902
Trade accounts receivable (less allowances of $82 and $85) (Note 5)	2,427	2,112
Inventories (Note 6)	10,481	8,431
Assets held for sale (Note 3)	317	264
Other current assets (Note 7)	5,689	4,751
Total current assets	19,732	16,460
Property, plant and equipment, net	3,463	3,499
Operating lease assets	1,038	912
Goodwill	468	484
Other intangible assets, net	383	431
Investments in affiliates	986	764
Deferred income taxes	622	550
Other non-current assets (Note 8)	727	719
Total assets	$27,419	$23,819
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 14)	$2,154	$673
Current portion of long-term debt (Note 14)	1,303	504
Trade accounts payable (includes $1,117 and $568 carried at fair value)	5,347	4,250
Current operating lease obligations	396	350
Liabilities held for sale (Note 3)	61	122
Other current liabilities (Note 11)	3,840	3,425
Total current liabilities	13,101	9,324
Long-term debt (Note 14)	3,062	4,787
Deferred income taxes	315	338
Non-current operating lease obligations	585	506
Other non-current liabilities (Note 17)	816	658
Redeemable noncontrolling interest (Note 18)	351	381
Equity (Note 19):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2022 - zero shares, 2021 - 6,899,683 shares (liquidation preference $100 per share)	—	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2022 –151,885,454 shares, 2021 – 141,057,414 shares	1	1
Additional paid-in capital	6,595	5,590
Retained earnings	9,692	8,979
Accumulated other comprehensive income (loss) (Note 19)	(6,436)	(6,471)
Treasury shares, at cost - 2022 - 16,726,697 shares, 2021 - 16,726,697 shares	(1,120)	(1,120)
Total Bunge shareholders’ equity	8,732	7,669
Noncontrolling interests	457	156
Total equity	9,189	7,825
Total liabilities, redeemable noncontrolling interest and equity	$27,419	$23,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$921	$1,286
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(6)	(133)
Bad debt expense	9	3
Depreciation, depletion and amortization	204	212
Share-based compensation expense	32	29
Deferred income tax expense (benefit)	(59)	(83)
(Gain) loss on sale of investments and property, plant and equipment	—	(240)
Other, net	27	(56)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(341)	(784)
Inventories	(2,341)	(1,003)
Secured advances to suppliers	46	25
Trade accounts payable and accrued liabilities	943	737
Advances on sales	(54)	(150)
Net unrealized (gains) losses on derivative contracts	(159)	639
Margin deposits	(86)	391
Marketable securities	285	(5)
Beneficial interest in securitized trade receivables	(3,443)	(2,121)
Other, net	(435)	(183)
Cash provided by (used for) operating activities	(4,457)	(1,436)
INVESTING ACTIVITIES
Payments made for capital expenditures	(212)	(133)
Proceeds from investments	87	26
Payments for investments	(117)	(153)
Settlements of net investment hedges	(143)	(25)
Proceeds from beneficial interest in securitized trade receivables	3,311	2,049
Payments for beneficial interest in securitized trade receivables	—	(177)
Proceeds from disposals of businesses and property, plant and equipment	1	345
Payments for investments in affiliates	(54)	(42)
Other, net	(6)	(1)
Cash provided by (used for) investing activities	2,867	1,889
FINANCING ACTIVITIES
Proceeds from short-term debt	19,842	19,986
Repayments of short-term debt	(18,266)	(20,954)
Proceeds from long-term debt	50	998
Repayments of long-term debt	(628)	—
Proceeds from the exercise of options for common shares	44	72
Dividends paid to common and preference shareholders	(162)	(158)
Sale of noncontrolling interest	521	—
Acquisition of noncontrolling interest	—	(147)
Other, net	44	(27)
Cash provided by (used for) financing activities	1,445	(230)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	63	(100)
Net increase (decrease) in cash and cash equivalents and restricted cash	(82)	123
Cash and cash equivalents and restricted cash - beginning of period	905	381
Cash and cash equivalents and restricted cash - end of period	$823	$504
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2022	$370	—	$—	151,653,069	$1	$6,332	$9,581	$(6,213)	$(1,120)	$160	$8,741
Net income (loss)	2	—	—	—	—	—	206	—	—	17	223
Other comprehensive income (loss)	(21)	—	—	—	—	—	—	(223)	—	(3)	(226)
Dividends on common shares, $0.625 per share	—	—	—	—	—	—	(95)	—	—	—	(95)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Sale of noncontrolling interest	—	—	—	—	—	234	—	—	—	287	521
Share-based compensation expense	—	—	—	—	—	16	—	—	—	—	16
Issuance of common shares, including stock dividends	—	—	—	232,385	—	13	—	—	—	—	13
Balance, June 30, 2022	$351	—	$—	151,885,454	$1	$6,595	$9,692	$(6,436)	$(1,120)	$457	$9,189

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2021	$473	6,899,683	$690	141,260,402	$1	$5,468	$7,982	$(6,484)	$(1,020)	$144	$6,781
Net income (loss)	2	—	—	—	—	—	363	—	—	4	367
Other comprehensive income (loss)	7	—	—	—	—	—	—	226	—	1	227
Dividends on common shares, $0.525 per share	—	—	—	—	—	—	(76)	—	—	—	(76)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(9)	—	—	—	(9)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2)	(2)
Disposition of noncontrolling interest in a subsidiary	1	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	16	—	—	—	—	16
Issuance of common shares, including stock dividends	—	—	—	454,445	—	28	(1)	—	—	—	27
Balance, June 30, 2021	$483	6,899,683	$690	141,714,847	$1	$5,512	$8,259	$(6,258)	$(1,020)	$147	$7,331

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2022	$381	6,899,683	$690	141,057,414	$1	$5,590	$8,979	$(6,471)	$(1,120)	$156	$7,825
Net income (loss)	6	—	—	—	—	—	894	—	—	21	915
Other comprehensive income (loss)	(36)	—	—	—	—	—	—	35	—	(3)	32
Dividends on common shares, $1.15 per share	—	—	—	—	—	—	(176)	—	—	—	(176)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Sale of noncontrolling interest	—	—	—	—	—	234	—	—	—	287	521
Share-based compensation expense	—	—	—	—	—	32	—	—	—	—	32
Conversion of preference shares to common shares	—	(6,899,683)	(690)	8,863,331	—	690	—	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	1,964,709	—	49	(5)	—	—	—	44
Balance, June 30, 2022	$351	—	$—	151,885,454	$1	$6,595	$9,692	$(6,436)	$(1,120)	$457	$9,189

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2021	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205
Net income (loss)	79	—	—	—	—	—	1,194	—	—	13	1,207
Other comprehensive income (loss)	(12)	—	—	—	—	—	—	(12)	—	—	(12)
Dividends on common shares, $1.025 per share	—	—	—	—	—	—	(147)	—	—	—	(147)
Dividends on preference shares, $2.4375 per share	—	—	—	—	—	—	(17)	—	—	—	(17)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2)	(2)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(3)	—	—	—	(3)
Disposition of noncontrolling interest in a subsidiary	1	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	29	—	—	—	—	29
Issuance of common shares, including stock dividends	—	—	—	1,924,609	—	75	(4)	—	—	—	71
Balance, June 30, 2021	$483	6,899,683	$690	141,714,847	$1	$5,512	$8,259	$(6,258)	$(1,020)	$147	$7,331
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2021 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, forming part of Bunge’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
On May 1, 2022, Bunge completed a transaction with Chevron Corporation ("Chevron") to create a joint venture, Bunge Chevron Ag Renewables LLC (the "Joint Venture"), leveraging Bunge’s expertise in oilseed processing and farmer relationships, and Chevron’s expertise in fuels manufacturing and marketing, to help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks. Bunge has a 50% ownership interest in the Joint Venture. Bunge contributed certain property, plant, and equipment related to two of its soybean processing facilities to the Joint Venture, with a fair value totaling approximately $521 million, and Chevron contributed an approximately equal value of cash and working capital. Bunge has also committed to undertake certain capital improvements on the soybean processing facilities contributed to the Joint Venture, up to an estimated $80 million, at which point Chevron will contribute an additional equivalent amount in cash. Under the terms of the Joint Venture's agreements, Bunge will operate the Joint Venture’s facilities, and Chevron will have purchase rights for oil produced by the Joint Venture for use as a renewable feedstock to manufacture low lifecycle carbon intensity transportation fuels. See Note 9 - Variable Interest Entities for further accounting considerations related to this transaction.
Bunge has operations in Turkey, which until March 31, 2022 used the official exchange rate published by the Turkish government to translate the Company's commercial transactions and for financial statement re-measurement purposes. Over the last several years, Turkey has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, depreciation of the Turkish lira, and increasing borrowing rates, which have required the Turkish government to take mitigating actions. During the first quarter of 2022, Turkey became a highly inflationary economy as defined under U.S. GAAP. In accordance with ASC 830, Foreign Currency Matters, the financial statements of foreign entities in highly inflationary economies are required to be remeasured as if the functional currency were the reporting currency, commencing in the period subsequent to such economies becoming highly inflationary. As a result, effective April 1, 2022, the financial statements of Bunge's Turkish subsidiary have been remeasured using the reporting currency, the U.S. dollar, rather than the Turkish lira. This change has not had a material impact on Bunge's condensed consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash
    Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows. The following table provides a reconciliation of cash and cash equivalents, and restricted cash, reported within the condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

(US$ in millions)	June 30, 2022	June 30, 2021
Cash and cash equivalents	$818	$464
Restricted cash included in other current assets	5	40
Total	$823	$504

Cash paid for taxes, which primarily comprises income taxes and value added taxes, net of refunds, was $260 million and $121 million for the six months ended June 30, 2022 and 2021, respectively. Cash paid for interest expense was $221 million and $79 million for the six months ended June 30, 2022 and 2021, respectively.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, with subsequent updates through ASU 2021-01, which collectively provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting, to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance, and per the guidance, the Company is applying it prospectively to all eligible contract modifications through December 31, 2022. In March 2021, the United Kingdom's Financial Conduct Authority ("FCA"), responsible for regulating LIBOR, announced that most LIBOR settings were to be discontinued after December 31, 2021, except for certain USD LIBOR settings, which will continue through June 30, 2023. In September 2021, the FCA further announced that it will require the LIBOR benchmark administrator to publish sterling and Japanese yen LIBOR settings under a synthetic methodology based on term risk-free rates for the duration of 2022. These synthetic LIBOR settings will be available only for use in legacy contracts and are not for use in new business.
Bunge has utilized the relief provided by Topic 848 to ensure financial reporting results reflect the intended continuation of such contracts and arrangements during the period of the market-wide transition to alternative reference rates. The expedients allow an eligible modified contract to be accounted for and presented as a continuation of the existing contract.
The Company has identified its LIBOR-based contracts that have been, or will be, impacted by the cessation of LIBOR. The Company continues to actively work with counterparties to incorporate fallback language in negotiated contracts, in addition to incorporating non-LIBOR reference rate and fallback language, when applicable, in new contracts. The modification of contracts is ongoing; however, as of June 30, 2022, the adoption of this guidance has not had a material impact on Bunge's condensed consolidated financial statements.

2.    UKRAINE-RUSSIA WAR
    On February 24, 2022, Russia initiated a military invasion of Ukraine. Ukraine is a key international grain originating region and is also the world’s largest supplier of sun seed and sun oil; commodities which cannot be completely replaced from other origins. As a result of the invasion, Bunge temporarily idled its Ukrainian operations, comprising two oilseed crushing facilities in Mykolaiv and Dnipropetrovsk, a grain export terminal in the Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture.
As a result of the Ukraine-Russia war (the "war"), Bunge’s Mykolaiv port facility sustained damage on three separate occasions: March 22, June 22, and July 1, 2022. In each of these instances, based on initial visual inspections, there did not appear to be material physical damage to the Mykolaiv port facility, the adjacent Oilseed crush plant, or any other facilities. However, thorough onsite, physical inspections of the damage to the Mykolaiv facility, or potential damage to other Bunge facilities, resulting from the two most recent incidents have not been possible due to safety concerns.
Beginning late March, Bunge restarted certain commercial and operational activities in Ukraine, as well as certain rail, truck and barge exports from Ukraine. Such activities have increased during recent months but remain limited, and the activities are performed only where and when the ability to do so safely exists. Furthermore, the ability to continue these activities is unknown.
The Company’s Ukrainian operations employ over 1,000 employees. While as of the date of this report, to the Company's knowledge, there have been no reported casualties or injuries to Bunge employees, some of the Company’s Ukrainian employees have been forced to relocate to other countries or elsewhere within Ukraine. The safety of Bunge's employees is Bunge’s top priority; the Company is actively providing support and resources to employees and their families who have been impacted by these events, and Bunge employees in neighboring countries have mobilized to provide accommodation, food, clothing, toys and other supplies for displaced colleagues and their families. Bunge is also committed to supporting humanitarian efforts in Ukraine and has provided over $2 million in food products and monetary assistance to multiple relief organizations helping the people of Ukraine.
In response to Russia's invasion of Ukraine, the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. Any continuation or escalation of the war may trigger additional economic and other sanctions. The scope or extent of potential additional sanctions, and the related impact on Bunge is unknown, as of the date of this report.
The Company has scaled back its Russian grain trading activities in recent years, including via the sale of its Rostov grain export terminal in 2021. The Company continues to operate its oilseed crush plant in Voronezh, in southwest Russia, doing so in compliance with legal requirements imposed following the start of the war. From a humanitarian standpoint, this plant is important to the local food supply as it provides essential food-related products to the Russian population. Certain companies have experienced negative reactions from their investors, employees, customers, or other stakeholders as a result of their action or inaction related to the war between Russia and Ukraine. The Company therefore continues to monitor the reactions of its investors, employees, customers, and other stakeholders and, as of the date of this report, has neither experienced any material financial impacts nor suffered from the loss of key customers or employees as a result of its continued operations in Russia.
The scope, intensity, duration and outcome of the ongoing war is uncertain, and any continuation or escalation of the war may have a material adverse effect on Bunge, including its Ukrainian and Russian operations.
In accordance with industry standards, Bunge insures against many types of risks. While insurance may mitigate certain of the risks associated with the ongoing war, the Company's level of insurance may not cover all losses the Company could incur.
Further details about the current status and corresponding accounting considerations in Ukraine and Russia are provided below.
Ukraine
The scope and intensity of the war continues to evolve. Bunge is closely monitoring the evolving situation and currently maintains control over all material operations and facilities in Ukraine. The condensed consolidated balance sheet and related discussion below provides information on the Company’s major classes of assets and liabilities in Ukraine as of June 30, 2022. As of June 30, 2022, the total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries comprise approximately 1% of Bunge’s consolidated total assets and total liabilities, respectively.
Due to the nature of the war and its rapidly shifting areas of active combat, it is currently not possible to obtain all information necessary to determine all financial statement impacts. As such, the various financial statement impacts and related disclosures presented in these interim financial statements represent management’s best estimates considering the available facts and circumstances as of the date of this report.

The functional currency of Bunge’s Ukrainian subsidiaries is the U.S. dollar and the foreign exchange rates used to convert assets and liabilities denominated in Ukrainian hryvnia represent the official exchange rates published by the National Bank of Ukraine. Following the onset of the war, the Ukrainian government imposed restrictions on companies’ abilities to repatriate or otherwise remit cash from their Ukrainian-based operations to locations outside Ukraine. However, these restrictions are not expected to persist indefinitely as the Ukrainian government has eased certain restrictions surrounding the payment of international purchase invoices subsequent to June 30, 2022. The restrictions have not adversely impacted the Company's Ukrainian operations. Bunge is able to readily purchase U.S. dollars and other non-Ukrainian currencies onshore in Ukraine to pay for imports of goods and allowed services, where needed. Bunge is also able to sell foreign currency onshore in Ukraine. Bunge continues to exercise control of and consolidates its Ukrainian subsidiaries.
The condensed consolidated balance sheet related to the Company’s Ukrainian operations as of June 30, 2022 consists of the following:

(US$ in millions)	June 30, 2022
Current assets:
Cash and cash equivalents	$1
Trade accounts receivable (less allowances of zero)	5
Inventories	70
Other current assets	84
Total current assets	160
Property, plant and equipment, net	140
Other non-current assets	50
Total assets	$350

Current liabilities:
Trade accounts payable and accrued liabilities	$15
Short-term debt	218
Other current liabilities	3
Total current liabilities	236
Non-current liabilities	4
Total liabilities	$240

Cash and cash equivalents—Comprises cash on deposit with various financial institutions in Ukraine. As of June 30, 2022 and through the date of this report, there are no restrictions on the Company’s access to such cash and cash equivalents.
Trade accounts receivable—As a result of the war, the risk characteristics of trade accounts receivable connected to Ukraine differ from those of the Company’s other trade accounts receivable, such that Ukrainian trade receivables may be at a higher risk of default. Additionally, as the scope, intensity, duration, escalation, and outcome of the ongoing war is uncertain, the Company has segregated its Ukrainian trade accounts receivables into a separate risk pool and incorporated an assessment of current and expected future adverse effects related to the war, including customer-specific factors such as their geographical location in relation to combat zones and operating conditions, when determining an allowance for credit losses in relation to such receivables. The assessment resulted in no significant change in recorded allowances for lifetime expected credit losses during the three and six month periods ended June 30, 2022, in relation to the Company's $5 million gross Ukrainian receivables balance at June 30, 2022.
Inventories—Bunge’s Ukrainian inventories generally comprise agricultural commodity inventories, primarily sunflower seeds, sunflower meal, sunflower oil, corn, and wheat. Due to their commodity characteristics, widely available markets, and international pricing mechanisms, such inventories are generally carried at fair value. However, as a result of the war, Bunge is neither able to immediately market its inventories located in Ukraine at internationally-quoted prices, nor make such inventories available for immediate delivery at such prices. Therefore, following the onset of the war, the Company has ceased recording its Ukrainian inventories at fair value and instead records all such inventories at the lower of cost or net realizable value, by product category.
A thorough onsite physical inspection of all of Bunge’s inventories is currently not able to be conducted due to safety concerns, particularly in areas of active combat. As such, significant judgments have been made in estimating the net realizable value of the Company’s Ukrainian inventories.

During the three and six months ended June 30, 2022, the Company recorded reserves of $24 million and $24 million, respectively, for inventories with net realizable values determined to be lower than their costs, which were recorded in Cost of goods sold within the Company’s Agribusiness segment.

As of June 30, 2022, the Company evaluated the recoverability of its inventories inside Ukraine considering the latest information available to management regarding: the current status of the war; expectations regarding the likelihood and timing of a potential peaceful resolution to the war; the physical location and condition of Bunge's inventories, including expectations regarding the timing of spoilage and the rate at which inventories can be transported from their current location to markets in other parts of Ukraine or exported to adjacent markets. As a result of this analysis, during the three and six months ended June 30, 2022 the Company wrote off $62 million and $71 million, respectively, of inventories physically located in occupied territories in Ukraine, or in difficult to access locations with high costs of recovery.

In connection with its write-off of the above inventories, the Company also wrote off $6 million and $7 million in corresponding recoverable tax assets generated on purchase of inventories subsequently written off during the three and six months ended June 30, 2022, respectively.

Other current assets—Comprises $51 million of marketable securities and other short-term investments, $26 million of recoverable taxes, net, and $7 million of various other items, as follows:
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
In addition to the marketable securities and other short-term investments belonging to Bunge’s Ukrainian subsidiaries, shown in the above balance sheet, certain of the Company’s non-Ukrainian subsidiaries hold certain U.S. dollar denominated, non-Ukrainian (“off-shore”) corporate debt securities of issuers with significant exposure to Ukraine. The values of these off-shore securities are directly impacted by the ongoing war. Such items, again reported within Other current assets as marketable securities and other short-term investments, totaled $15 million as of June 30, 2022.
As a result of the war, trading in the Ukrainian and Ukrainian-exposed debt securities has largely ceased. As such, at June 30, 2022, the prices of such securities were determined using pricing models with inputs based on similar securities adjusted to reflect management’s best estimate of the specific characteristics of the securities held by the Company. Such inputs represent a significant component of the fair value of the securities held by the Company, resulting in the securities being classified as Level 3 in the Company’s table of assets and liabilities accounted for at fair value on a recurring basis in Note 12 - Fair Value Measurements.
During the three and six months ended June 30, 2022, the Company recorded a combined $5 million and $69 million loss, respectively, on its “on-shore” and “off-shore” portfolios, within Other income (expense) – net, in the condensed consolidated statement of income, of which $37 million relates to securities still held at June 30, 2022.
• Recoverable taxes, net—Comprise $26 million in net value-added taxes paid upon the acquisition of property, plant and equipment, raw materials, taxable services, and other transactional taxes, recoverable in cash from the Ukrainian government. Bunge has continued to receive refunds of recoverable taxes from the Ukrainian government since the start of the war, including as recently as early June. Therefore, as of June 30, 2022, and during the three and six months then ended, Bunge has not recorded any change in allowances for recoverable taxes in Ukraine except for those associated with the Company's write-off of inventories, described above.
•Other—Primarily comprise prepaid expenses and advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
Property, plant, and equipment, net—As described above, following the onset of the war, Bunge temporarily idled its Ukrainian operations. However, beginning late March, Bunge restarted certain limited activities. On each of March 22, June 22, and July 1, 2022, Bunge’s Mykolaiv port facility sustained damage as a result of the war. In each of these instances, based on initial visual inspections, there did not appear to be material physical damage to the Mykolaiv port facility, the adjacent Oilseed crush plant, or any other facilities. However, thorough onsite physical inspections of the damage to the Mykolaiv facility, or potential damage to other Bunge facilities, resulting from the two most recent incidents have not been possible due to safety concerns. As such, significant judgments have been made in estimating the extent of any damage to the Company’s facilities in Ukraine. Accordingly, the Company has recorded impairment provisions of $1 million and $2 million in relation to such damage, within Cost of goods sold, during the three and six months ended June 30, 2022, respectively. The expense was recorded in the Company’s Agribusiness segment.

In light of the war, Bunge evaluated the recoverability of its Ukrainian property, plant and equipment using an income method based on forecasts of expected future cash flows attributable to the respective assets under a range of possible outcomes, including those with reduced or no future cash flows, and concluded that the Company's Ukrainian property, plant and equipment was recoverable. The recoverability tests depend on a number of significant estimates and assumptions, including the likelihood and timing of a potential peaceful resolution to the war, the availability and cost of raw material commodities and other inputs, as well as demand levels for products. During the second quarter, the Company revised these estimates and assumptions to reflect the latest available information pertaining to the likelihood and timing of resuming operations at its Ukrainian facilities, expectations around the size of future harvests in Ukraine, and related changes in the availability and costs of raw materials commodities and inputs. The Company believes these estimates and assumptions are reasonable, and the reported amounts are not highly sensitive to any individual assumption underlying the recoverability tests. However, future changes in the judgments, assumptions and estimates used in these recoverability tests could result in different conclusions regarding the recoverability of the Company's Ukrainian property, plant and equipment and may result in the need for the Company to record non-cash impairment charges of its Ukrainian property, plant and equipment at such time.
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
Russia
The scope of current economic and other sanctions on Russia, certain Russian citizens and enterprises, as well as the nature and extent of potential additional sanctions, is uncertain. Bunge currently maintains control over all material operations and facilities in Russia. Bunge continues to monitor developments regarding the legal and operational environment in Russia together with their related impacts on the Company’s operations. During the three and six months ended June 30, 2022, the Company's Russian subsidiaries have not experienced any material financial statement impacts as a direct result of the war.
The condensed consolidated balance sheet below provides information on the Company’s major classes of assets and liabilities in Russia as of June 30, 2022. As of June 30, 2022, the total assets and total liabilities associated with Bunge’s Russian subsidiaries comprise less than 1% of Bunge’s consolidated total assets and total liabilities, respectively.
The functional currency of Bunge’s Russian subsidiaries is the Russian ruble (RUB) and the foreign exchange rates used to convert assets and liabilities denominated in Russian ruble represent the official exchange rates published by the Central Bank of the Russian Federation. Since the onset of the war, the Russian government has imposed restrictions on companies’ abilities to repatriate or otherwise remit cash from their Russian-based operations to various locations outside of Russia, including limiting capital repayments to non-Russian entities to RUB 10 million ($0.2 million) per month. However, Bunge remains able to readily purchase U.S. dollars and other non-Russian currencies onshore in Russia in order to make international payments for commercial contracts and is also readily able to exchange Russian rubles in international currency exchange markets. Bunge continues to exercise control of and consolidates its Russian subsidiaries.
The condensed consolidated balance sheet related to the Company’s Russian operations as of June 30, 2022 consists of the following:

(US$ in millions)	June 30, 2022
Current assets:
Cash and cash equivalents	$12
Trade accounts receivable (less allowances of zero)	23
Inventories	51
Other current assets	20
Total current assets	106
Property, plant and equipment, net	32
Other non-current assets	19
Total assets	$157

Current liabilities:
Trade accounts payable and accrued liabilities	$11
Other current liabilities	9
Total current liabilities	20
Total liabilities	$20

3.    ACQUISITIONS AND DISPOSITIONS
Assets held for sale and Liabilities held for sale
Mexico Wheat Milling Disposition
On October 12, 2021, Bunge entered into an agreement to sell substantially all of its wheat milling business in Mexico in exchange for cash proceeds approximately equal to the book value of Property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital to be transferred upon closing. Additionally, cumulative translation adjustments, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $170 million, recognized in Cost of goods sold for the year ended December 31, 2021. The agreement is expected to close in the last half of 2022 and is subject to regulatory approval and customary closing conditions.
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet at June 30, 2022, reported under the Milling segment:

(US$ in millions)	June 30, 2022
Trade accounts receivable	$77
Inventories	141
Other current assets	14
Property, plant and equipment, net	162
Operating lease assets	2
Goodwill & Other intangible assets, net	86
Impairment reserve	(170)
Assets held for sale (1) (2)	$312

Trade accounts payable	$41
Current operating lease obligations	2
Other current liabilities	18
Liabilities held for sale (2)	$61
(1)     Assets held for sale excludes approximately $152 million of cumulative translation adjustments on non-current assets included in the Mexico wheat milling disposal group.
(2)    In addition to the disposition discussed above, as of June 30, 2022 the Company's reported Assets held for sale include $5 million in relation to certain other insignificant dispositions. There are no Liabilities held for sale related to these transactions as of June 30, 2022.

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
            As of June 30, 2022 and December 31, 2021, time deposits and LCs of $6,170 million and $6,543 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At June 30, 2022 and December 31, 2021, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.10% and 1.08%, respectively. During the six months ended June 30, 2022 and 2021, total net proceeds from issuances of LCs were $3,689 million and $3,995 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in Secured Overnight Financing Rate ("SOFR"), or LIBOR for trades prior to January 1, 2022, for a period of up to 365 days. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR, or LIBOR for trades prior to January 1, 2022, is not significant as of June 30, 2022 or December 31, 2021. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 are included in Note 13 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and six months ended June 30, 2022 and 2021.

5.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for lifetime expected credit losses related to trade accounts receivable were as follows:

	Six Months Ended June 30, 2022
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2022	$85	$47	$132
Current period provisions	27	1	28
Recoveries	(19)	—	(19)
Write-offs charged against the allowance	(10)	(3)	(13)
Foreign exchange translation differences	(1)	2	1
Allowance as of June 30, 2022	$82	$47	$129

(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

	Six Months Ended June 30, 2021
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2021	$93	$51	$144
Current period provisions	17	—	17
Recoveries	(13)	(1)	(14)
Write-offs charged against the allowance	(2)	—	(2)
Foreign exchange translation differences	(1)	1	—
Allowance as of June 30, 2021	$94	$51	$145
(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers. On March 31, 2022, Bunge and certain of its subsidiaries renewed and amended the Program. As a result, the aggregate size of the facility that provides funding against receivables sold into the Program increased by $175 million from $925 million to $1.1 billion. Bunge may also, from time to time with the consent of the administrative agent, request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision. The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate on May 17, 2025, unless extended for an additional period in accordance with the terms of the receivables transfer agreement. The Program was further amended to add sustainability provisions, pursuant to which the applicable margin will be increased or decreased based on Bunge's performance in comparison with certain sustainability targets, including, but not limited to, recently established science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025.

(US$ in millions)	June 30, 2022	December 31, 2021
Receivables sold that were derecognized from Bunge's condensed consolidated balance sheet	$1,732	$1,426
Deferred purchase price included in Other current assets (1)	$628	$496
(1)    Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price ("DPP"), included in Other current assets in the condensed consolidated balance sheets (see Note 7 - Other Current Assets). The DPP will be repaid in cash as receivables are collected, generally within 30 days of collection. Provisions for delinquencies and credit losses on trade receivables sold under the Program were $4 million and $5 million at June 30, 2022 and December 31, 2021, respectively.

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Six Months Ended June 30,
(US$ in millions)	2022	2021
Gross receivables sold	$8,585	$6,915
Proceeds received in cash related to transfer of receivables	$7,876	$6,423
Cash collections from customers on receivables previously sold	$8,372	$6,545
Discounts related to gross receivables sold included in Selling, general and administrative expense	$6	$4

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

(US$ in millions)	June 30, 2022	December 31, 2021
Agribusiness (1)	$8,609	$6,800
Refined and Specialty Oils (2)	1,585	1,310
Milling (3)	283	319
Corporate and Other	4	2
Total	$10,481	$8,431
(1)    Includes RMI of $8,015 million and $6,490 million at June 30, 2022 and December 31, 2021, respectively.  Of these amounts, $6,616 million and $4,857 million can be attributable to merchandising activities at June 30, 2022 and December 31, 2021, respectively.
(2)    Includes RMI of $320 million and $257 million at June 30, 2022 and December 31, 2021, respectively.
(3)    Includes RMI of $43 million and $122 million at June 30, 2022 and December 31, 2021, respectively.

7.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	June 30, 2022	December 31, 2021
Unrealized gains on derivative contracts, at fair value	$2,479	$1,630
Prepaid commodity purchase contracts (1)	365	186
Secured advances to suppliers, net (2)	192	375
Recoverable taxes, net	375	347
Margin deposits	639	569
Deferred purchase price receivable(3)	628	496
Marketable securities and other short-term investments(4)	172	520
Income taxes receivable	114	47
Prepaid expenses	434	380
Restricted cash	5	3
Other	286	198
Total	$5,689	$4,751
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing activities. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $3 million at June 30, 2022 and $3 million at December 31, 2021.
    Interest earned on secured advances to suppliers of $6 million and $4 million for the three months ended June 30, 2022 and 2021, respectively, and $12 million and $13 million for the six months ended June 30, 2022 and 2021, is included in Net sales in the condensed consolidated statements of income.

(3)    Deferred purchase price receivable represents additional credit support for the investment conduits in the Company’s trade receivables securitization program (see Note 5 - Trade Accounts Receivable and Trade Receivable Securitization Program).
(4)    Marketable securities and other short-term investments - The Company invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	June 30, 2022	December 31, 2021
Foreign government securities	$83	$261
Corporate debt securities	27	158
Equity securities	25	60
Other	37	41
Total	$172	$520
    As of June 30, 2022 and December 31, 2021, $135 million and $479 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximated their fair values. For the three months ended June 30, 2022 and 2021, unrealized losses of $18 million and unrealized gains of $16 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, unrealized losses of $119 million and unrealized gains of $22 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2022 and 2021.

8.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	June 30, 2022	December 31, 2021
Recoverable taxes, net (1)	$61	$66
Judicial deposits (1)	105	89
Other long-term receivables, net	5	11
Income taxes receivable	140	139
Long-term investments (2)	244	196
Affiliate loans receivable	14	16
Long-term receivables from farmers in Brazil, net (1)	30	33
Unrealized gains on derivative contracts, at fair value	8	49
Other	120	120
Total	$727	$719
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    As of June 30, 2022 and December 31, 2021, $10 million and $12 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $17 million and $18 million at June 30, 2022 and December 31, 2021, respectively.
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
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop, and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity contracts or secured advances to suppliers (see Note 7 - Other Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2022 and the year ended December 31, 2021 was $114 million and $92 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2022		December 31, 2021
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$41	$34	$42	$35
Renegotiated amounts	1	3	3	1
For which no allowance has been provided:
Legal collection process (1)	20	—	20	—
Renegotiated amounts (2)	5	—	2	—
Other long-term receivables (3)	—	—	2	—
Total	$67	$37	$69	$36
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Six Months Ended June 30,
(US$ in millions)	2022	2021
Beginning balance	$36	$63
Bad debt provisions	1	3
Recoveries	(3)	(3)
Write-offs	—	(4)
Transfers	—	—
Foreign exchange translation	3	2
Ending balance	$37	$61

9.    VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
As indicated in Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies, on May 1, 2022, Bunge completed a transaction with Chevron Corporation ("Chevron") to create a joint venture, Bunge Chevron Ag Renewables LLC (the "Joint Venture"), leveraging Bunge’s expertise in oilseed processing and farmer relationships, and Chevron’s expertise in fuels manufacturing and marketing, to help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks.
The Joint Venture is a variable interest entity ("VIE") in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of the Joint Venture as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by the Joint Venture, among other factors.
The Joint Venture's assets can only be used to settle the Joint Venture’s own obligations and the Joint Venture’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with the Joint Venture at any given time. The following table presents the values of the assets and liabilities associated with the Joint Venture, which are included in Bunge’s condensed consolidated balance sheet as of June 30, 2022. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such these VIEs have been excluded from the below table:

(US$ in millions)	June 30, 2022
Current assets:
Cash and cash equivalents	$369
Trade accounts receivable	42
Inventories	56
Other current assets	53
Total current assets	520
Property, plant and equipment, net	56
Total assets	$576

Current liabilities:
Trade accounts payable and accrued liabilities	$45
Other current liabilities	53
Total current liabilities	98
Total liabilities	$98
Non-Consolidated Variable Interest Entities
On June 10, 2022, Bunge completed its acquisition of a 33% interest in Sinagro Produtos Agropecuários S.A. ("Sinagro"), a Brazilian distributor of agricultural inputs and originator of grains, in exchange for Brazilian real (R$) 273 million (approximately $52 million). As of June 30, 2022, the Company's maximum exposure to loss related to this unconsolidated VIE is limited to the investment balance of approximately $52 million. However, as part of the acquisition cost, Bunge has committed to provide certain future guarantees of Sinagro’s approximately R$730 million (approximately $139 million) third-party indebtedness in proportion to Bunge’s 33% equity holding, representing a maximum expected future guarantee of approximately R$243 million ($46 million).

For additional information on VIEs for which Bunge has determined it is not the primary beneficiary, along with the Company's related maximum exposure to losses associated with such investments, please refer to Note 11 - Investments in Affiliates, included in the Company's 2021 Annual Report on Form 10-K.

10.    INCOME TAXES
    Income tax expense is provided on an interim basis based on management’s estimate of the annual effective income tax rate and includes the tax effects of certain discrete items, such as changes in tax laws or tax rates or other unusual or non-recurring tax adjustments in the interim period in which they occur. In addition, results from jurisdictions projecting a loss for the year where no tax benefit can be recognized are treated discretely in the interim period in which they occur. The effective tax rate is highly dependent on the geographic distribution of the Company’s worldwide earnings or losses and tax regulations in each jurisdiction. Management regularly monitors the assumptions used in estimating its annual effective tax rate, including the realizability of deferred tax assets, and adjusts estimates accordingly. Volatility in earnings within a taxing jurisdiction could result in a determination that additional valuation allowance adjustments may be warranted.
    Income tax expense for the three and six months ended June 30, 2022 was $36 million and $144 million, respectively. Income tax expense for the three and six months ended June 30, 2021 was $50 million and $242 million, respectively. The effective tax rate for the three months ended June 30, 2022 was lower than the U.S. statutory rate of 21% primarily due to favorable earnings mix, and the effective tax rate for the six months ended June 30, 2022 was lower than the U.S. statutory rate of 21%, primarily due to favorable earnings mix, incentives in South America, and the release of valuation allowances in Europe and Asia. The effective tax rate for the three and six months ended June 30, 2021 was lower than the U.S. statutory rate of 21% primarily due to favorable earnings mix and incentives in South and North America.
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

11.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	June 30, 2022	December 31, 2021
Unrealized losses on derivative contracts, at fair value	$2,307	$1,713
Accrued liabilities	618	689
Advances on sales (1)	378	437
Income tax payable	83	168
Other	454	418
Total	$3,840	$3,425
(1)    The Company records Advances on sales when cash payments are received in advance of the Company’s performance and recognizes revenue once the related performance obligation is completed. Advances on sales are impacted by the seasonality of Bunge's business, including the timing of harvests in the northern and southern hemispheres, and amounts at each balance sheet date will generally be recognized in earnings within twelve months or less.

12.    FAIR VALUE MEASUREMENTS
    Bunge's various financial instruments include certain components of working capital such as trade accounts receivable and trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, trade accounts payable, and short-term debt are stated at their carrying value, which is a reasonable estimate of fair value. See Note 4 - Trade Structured Finance Program for trade structured finance program, Note 8- Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, and Note 14- Debt for long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
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

Readily marketable inventories.

Over-the-counter ("OTC") commodity purchase and sales contracts.

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

    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2022				December 31, 2021
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$7,437	$941	$8,378	$—	$6,664	$205	$6,869
Trade accounts receivable (1)	—	1	—	1	—	1	—	1
Unrealized gain on derivative contracts (2):
Interest rate	—	5	—	5	—	49	—	49
Foreign exchange	—	597	—	597	—	340	—	340
Commodities	133	1,311	73	1,517	63	1,055	34	1,152
Freight	71	3	—	74	79	5	—	84
Energy	277	13	—	290	44	4	—	48
Credit	—	5	—	5	—	6	—	6
Equity	—	—	—	—	1	—	—	1
Other (3)	40	44	66	150	91	406	—	497
Total assets	$521	$9,416	$1,080	$11,017	$278	$8,530	$239	$9,047
Liabilities:
Trade accounts payable (1)	$—	$846	$271	$1,117	$—	$545	$23	$568
Unrealized loss on derivative contracts (4):
Interest rate	—	241	—	241	—	47	—	47
Foreign exchange	—	531	—	531	—	309	—	309
Commodities	161	1,203	63	1,427	98	1,051	65	1,214
Freight	120	—	—	120	162	—	—	162
Energy	229	—	—	229	29	1	—	30
Credit	—	—	—	—	—	1	—	1
Total liabilities	$510	$2,821	$334	$3,665	$289	$1,954	$88	$2,331
(1)     These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)     Unrealized gains on derivative contracts are generally included in Other current assets. There were $8 million and $49 million included in Other non-current assets at June 30, 2022 and December 31, 2021, respectively. There were $1 million and $2 million included in Assets held for sale at June 30, 2022 and December 31, 2021, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $230 million and $49 million included in Other non-current liabilities at June 30, 2022 and December 31, 2021, respectively. There were no unrealized losses on derivative contracts included in Liabilities held for sale at June 30, 2022 and $1 million was included in Liabilities held for sale at December 31, 2021.
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
    OTC derivative contracts include swaps, options, and structured transactions that are generally fair valued using quantitative models that require the use of multiple market inputs including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets which are not highly active, other observable inputs relevant to the asset or liability, and market inputs corroborated by correlation or other means. These valuation models include inputs such as interest rates, prices, and indices, to generate continuous yield or pricing curves and volatility factors. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. Certain OTC derivatives trade in less active markets with less availability of pricing information and certain structured transactions can require internally developed model inputs that might not be observable in or corroborated by the market.

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
    Level 3 Readily marketable inventories and trade accounts payable—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sales contracts, and trade accounts payable, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sales contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the prices of these unobservable inputs alone would not have a material effect on the Company's financial statements as these contracts do not typically exceed one future crop cycle.
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
    The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022 and 2021. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended June 30, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, April 1, 2022	$1,131	$27	$(447)	$70	$781
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	35	(9)	18	—	44
Total gains and losses (realized/unrealized) included in Other income (expense) – net	—	—	—	(5)	(5)
Purchases	856	—	(80)	—	776
Sales	(1,310)	—	—	—	(1,310)
Issuances	—	—	—	—	—
Settlements	—	—	52	—	52
Transfers into Level 3	451	7	(2)	—	456
Transfers out of Level 3	(131)	(15)	146	—	—
Translation adjustment	(91)	—	42	1	(48)
Balance, June 30, 2022	$941	$10	$(271)	$66	$746
(1) Readily marketable inventories, derivatives, net and trade accounts payable, include gains/(losses) of $84 million, $(25) million and $17 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2022.
(2) Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $5 million in losses related to securities still held at June 30, 2022.

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
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $139 million, $91 million and $5 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2021.

	Six Months Ended June 30, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2022	$205	$(31)	$(23)	$—	$151
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	170	28	33	—	231
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(69)	(69)
Purchases	2,102	—	(446)	—	1,656
Sales	(2,687)	—	—	—	(2,687)
Issuances	—	—	—	—	—
Settlements	—	—	325	(84)	241
Transfers into Level 3	1,415	28	(347)	218	1,314
Transfers out of Level 3	(178)	(14)	146	—	(46)
Translation adjustment	(86)	(1)	41	1	(45)
Balance, June 30, 2022	$941	$10	$(271)	$66	$746
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $167 million, $26 million and $27 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2022.
(2) Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $37 million in losses related to securities still held at June 30, 2022.

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
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $263 million, $(29) million and $8 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2021.

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
    Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through April 2023. Of the amount currently in Accumulated other comprehensive income (loss), $4 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	June 30, 2022	December 31, 2021	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap	$3,831	$4,006	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(232)	$—	$ Notional
Carrying value of hedged debt	$3,579	$3,990	$ Notional

Fair value hedges of currency risk
Cross currency swap	$225	$267	$ Notional
Carrying value of hedged debt	$225	$267	$ Notional

Cash flow hedges of currency risk
Foreign currency forward	$306	$148	$ Notional
Foreign currency option	$30	$60	$ Notional

Net investment hedges
Foreign currency forward	$945	$1,020	$ Notional
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
    The Company uses derivative instruments referred to as forward freight agreements ("FFAs") and FFA options to hedge portions of its current and anticipated ocean freight costs. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
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
    The table below summarizes the volume of economic derivatives as of June 30, 2022 and December 31, 2021. For those contracts traded bilaterally through the OTC markets (e.g., forwards, forward rate agreements ("FRAs"), swaps, and variable interests rate obligations), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	June 30,		December 31,
	2022		2021		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$373	$(1,726)	$2,924	$(2,506)	$ Notional
Futures	$—	$(141)	$—	$—	$ Notional
Currency
Forwards	$11,476	$(13,095)	$12,961	$(14,065)	$ Notional
Swaps	$2,281	$(1,799)	$1,362	$(1,422)	$ Notional
Futures	$—	$(10)	$—	$(8)	$ Notional
Options	$105	$(95)	$88	$(106)	Delta
Agricultural commodities
Forwards	27,140,385	(31,127,699)	29,329,244	(34,810,969)	Metric Tons
Swaps	—	(2,272,498)	33,250	(502,652)	Metric Tons
Futures	—	(3,478,696)	—	(7,221,848)	Metric Tons
Options	300,204	—	218,106	(116,370)	Metric Tons
Ocean freight
FFA	—	(14,919)	—	(6,713)	Hire Days
FFA options	372	—	548	—	Hire Days
Natural gas
Swaps	1,046,445	—	1,764,455	—	MMBtus
Futures	6,759,096	—	5,147,500	—	MMBtus
Energy - other
Swaps	491,977	(258,525)	741,307	(426,476)	Metric Tons
Electricity
Swaps	536,325	(169,356)	670,973	(256,949)	Mwh
Energy - CO2
Futures	258,000	—	—	—	Metric Tons
Other
Swaps and futures	$10	$(40)	$20	$(585)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
    The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(US$ in millions)		2022	2021
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$5	$1

Cost of goods sold
Economic hedges	Foreign currency	$(70)	$470
	Commodities	638	(1,139)
	Other (1)	9	131
Total Cost of goods sold		$577	$(538)

Interest expense
Hedge accounting	Interest rate	$3	$7
Total Interest expense		$3	$7

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(25)	$1
Economic hedges	Foreign currency	57	(154)
Total Foreign exchange gains (losses)		$32	$(153)

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$2	$(4)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$4	$7
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$41	$(96)

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(5)	$(2)
(1)    Other includes results from freight, energy and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Six months ended June 30,
(US$ in millions)		2022	2021
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$7	$1

Cost of goods sold
Economic hedges	Foreign currency	$423	$185
	Commodities	(618)	(1,736)
	Other (1)	90	259
Total Cost of goods sold		$(105)	$(1,292)

Interest expense
Hedge accounting	Interest rate	$(4)	$13
Economic hedges	Interest rate	1	1
Total Interest expense		$(3)	$14

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(37)	$(17)
Economic hedges	Foreign currency	116	(67)
Total Foreign exchange gains (losses)		$79	$(84)

Other income (expense)
Economic hedges	Interest rate	$1	$1
Total Other income/(expense)		$1	$1

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$2	$(2)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$36	$3
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(108)	$(58)

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(7)	$(3)
(1)    Other includes results from freight, energy and other derivatives.

14.    DEBT
Bunge’s $600 million commercial paper program is supported by an identical amount of committed back-up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility, respectively. The Liquidity Facility is Bunge's only revolving credit facility that requires lenders to maintain minimum credit ratings. The Liquidity Facility is set to expire on July 16, 2026.
Bunge had no borrowings outstanding at June 30, 2022 and December 31, 2021 under the unsecured $1 billion 364-day Revolving Credit Agreement (the "$1 Billion Credit Agreement") with a group of lenders, that matured on July 15, 2022. On July 15, 2022, Bunge entered into an unsecured $1.1 billion 364-day Revolving Credit Agreement (the "$1.1 Billion Credit Agreement"), with a group of lenders, maturing on July 14, 2023. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at the daily simple or term SOFR plus an applicable margin, as defined in the $1.1 Billion Credit Agreement. The $1.1 Billion Credit Agreement replaces the existing $1 Billion Credit Agreement.
Bunge had no borrowings outstanding at June 30, 2022 and December 31, 2021 under the unsecured committed $1.35 billion 5-year Revolving Credit Agreement (the "$1.35 Billion Credit Agreement") with a group of lenders, maturing July 16, 2026. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by an aggregate amount up to $200 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1.35 Billion Credit Agreement.
Bunge had no borrowings outstanding at June 30, 2022 and December 31, 2021 under the unsecured $865 million Revolving Credit Agreement (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $865 Million 2026 Facility.
Bunge had no borrowings outstanding at June 30, 2022 and December 31, 2021 under the unsecured $1.75 billion Revolving Credit Facility ("$1.75 Billion Revolving Credit Facility"), set to mature on December 16, 2024. The interest rate under the $1.75 Billion Revolving Credit Facility is tied to certain sustainability criteria, including, but not limited to, recently established science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision set forth in the $1.75 Billion Revolving Credit Facility. Borrowings under the $1.75 Billion Revolving Credit Facility will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Services Inc. and S&P Global Ratings. Bunge will also pay a fee that will vary from 0.10% to 0.40% based on its utilization of the Revolving Credit Facility.
At June 30, 2022 and December 31, 2021, Bunge had $5,815 million unused and available committed borrowing capacity under committed revolving credit facilities and the commercial paper program, totaling $5,565 million, in addition to a committed unsecured $250 million delayed draw term loan, as discussed below.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on financing requirements. At June 30, 2022 and December 31, 2021 there were $1,150 million in borrowings and no borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $1,004 million and $673 million in short-term borrowings outstanding under local bank lines of credit at June 30, 2022 and December 31, 2021, respectively, to support working capital requirements.
The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	June 30, 2022		December 31, 2021
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,365	$4,365	$5,291	$5,489
On February 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 4.35% unsecured senior notes (the "4.35% Senior Notes") due March 15, 2024. The redemption for the 4.35% Senior Notes occurred on March 10, 2022. In connection with the redemption, during the six months ended June 30, 2022, the Company recorded a $47 million charge within Interest expense, of which $31 million related to a "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, and $16 million related to the reclassification of unrealized mark-to-market losses on terminated and de-designated interest rate hedges.
On October 29, 2021, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million Delayed Draw Term Loan") with a group of lenders that is required to be drawn by October 27, 2022. The $250 Million Delayed Draw Term Loan will bear interest at LIBOR plus an applicable margin, as defined in the $250 Million Delayed Draw Term Loan agreement. The $250 Million Delayed Draw Term Loan matures on October 29, 2028 and was not drawn as of June 30, 2022.
On July 26, 2022, Bunge entered into an unsecured $750 million delayed draw term loan (the "$750 Million Delayed Draw Term Loan") with a group of lenders giving Bunge the option to draw the loan prior to October 26, 2022. The $750 Million Delayed Draw Term Loan will bear interest at daily simple SOFR plus a credit spread adjustment and applicable margin, as defined in the $750 Million Delayed Draw Term Loan agreement. The $750 Million Delayed Draw Term Loan matures on the third anniversary of the drawdown date.

15.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 7% or less of total Cost of goods sold for the three and six months ended June 30, 2022 and 2021. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three and six months ended June 30, 2022 and 2021.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three and six months ended June 30, 2022 and 2021, such services were not material to the Company's consolidated results.
At June 30, 2022 and December 31, 2021, receivables related to the above related party transactions comprised approximately 2% or less of total Trade accounts receivable. At June 30, 2022 and December 31, 2021, payables related to the above related party transactions comprised approximately 5% or less of total Trade accounts payable.
Bunge believes all transaction values to be similar to those that would be conducted with third parties.

16.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2021. Included in Other non-current liabilities as of June 30, 2022 and December 31, 2021 are the following amounts related to these matters:

(US$ in millions)	June 30, 2022	December 31, 2021
Non-income tax claims	$17	$15
Labor claims	69	72
Civil and other claims	92	95
Total	$178	$182

Non-income tax claims
Brazil Indirect Taxes - These tax claims relate to ongoing claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS).
As of June 30, 2022, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	June 30, 2022	December 31, 2021
ICMS	1990 to Present	$235	$222
PIS/COFINS	2002 to Present	$347	$228
Labor claims
The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims
The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees
Bunge has issued or was a party to the following guarantees at June 30, 2022:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$240
Residual value guarantee (2)	298
Other guarantees	5
Total	$543
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such debt facilities at June 30, 2022, Bunge's potential liability was $230 million, and it has recorded a $5 million obligation related to these guarantees within Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2022 through 2029. At June 30, 2022, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

17.    OTHER NON-CURRENT LIABILITIES

(US$ in millions)	June 30, 2022	December 31, 2021
Labor, legal, and other provisions	$183	$187
Pension and post-retirement obligations (1)	217	227
Uncertain income tax positions (2)	78	73
Unrealized losses on derivative contracts, at fair value (3)	230	49
Other	108	122
Total	$816	$658

(1)On February 28, 2022, the Company, together with plan participants and related employee unions, agreed to the transition of one of the Company's international defined benefit pension plans to a multi-employer pension plan. Following the transition, the Company accounts for the multi-employer plan similar to a defined contribution plan, resulting in full settlement of the related defined benefit plan obligations.
In connection with the settlement, during the six months ended June 30, 2022, the Company recorded a $41 million pretax gain within Other income (expense) - net in its condensed consolidated statements of income, comprising a $4 million settlement of the related defined benefit plan obligations as well as the reclassification of $37 million in unamortized actuarial gains from Accumulated other comprehensive income (loss). Of this pretax gain, $12 million was attributable to Redeemable non-controlling interests.
(2)See Note 10- Income Taxes.
(3)See Note 12 - Fair Value Measurements.

18.    REDEEMABLE NONCONTROLLING INTEREST
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

19.    EQUITY
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

Each convertible preference share automatically converted into 1.2846 common shares of the Company on the Conversion Date and cash was paid in lieu of fractional common shares of the Company. There were 6,898,268 convertible preference shares issued and outstanding prior to the conversion, which resulted in the issuance of 8,861,515 new common shares of the Company. Additionally, in the first quarter of 2022 prior to the conversion, 1,415 convertible preference shares were voluntarily converted by preference shareholders into 1,816 common shares. As a result of the conversions, no convertible preference shares were issued or outstanding as of June 30, 2022, and all rights of the former holders of the convertible preference shares terminated, as of March 23, 2022.
Dividends on the convertible preference shares ceased to accrue on the Conversion Date. Accordingly, holders of the convertible preference shares were not entitled to receive the $1.21875 per share dividend declared by the Company in respect of the convertible preference shares on February 23, 2022 and payable to holders of record on May 15, 2022. Following the conversion, holders of the convertible preference shares as of the Conversion Date were entitled to receive the $0.525 per share dividend declared by the Company with respect to the common shares on February 23, 2022, but only to the extent such holder remained a holder of record of common shares of the Company on May 19, 2022.
Dividends on common shares — On May 12, 2022, Bunge announced that the Company's Board of Directors had declared a dividend of $0.625 per common share, payable on September 2, 2022 to shareholders of record on August 19, 2022. The $0.625 per common share dividend represents a $0.10, or 19%, increase from the Company's previous quarterly cash dividend of $0.525. During the six months ended June 30, 2022, the Company's Board of Directors declared total dividends on common shares of $1.15 per common share.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2022	$(5,697)	$(373)	$(143)	$(6,213)
Other comprehensive income (loss) before reclassifications	(265)	47	—	(218)
Amount reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Balance, June 30, 2022	$(5,962)	$(331)	$(143)	$(6,436)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2021	$(6,092)	$(218)	$(174)	$(6,484)
Other comprehensive income (loss) before reclassifications	321	(92)	(2)	227
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, June 30, 2021	$(5,771)	$(311)	$(176)	$(6,258)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(6,093)	$(254)	$(124)	$(6,471)
Other comprehensive income (loss) before reclassifications	131	(70)	—	61
Amount reclassified from accumulated other comprehensive income (loss)(1)	—	(7)	(19)	(26)
Balance, June 30, 2022	$(5,962)	$(331)	$(143)	$(6,436)
(1)On February 28, 2022, the Company, together with plan participants and related employee unions, agreed to the transition of one of the Company's international defined benefit pension plans to a multi-employer pension plan. Following the transition, the Company accounts for the multi-employer plan similar to a defined contribution plan, resulting in full settlement of the related defined benefit plan obligations.

In connection with the settlement, during the six months ended June 30, 2022, the Company reclassified $27 million (net of $10 million tax expense) in unamortized actuarial gains from Accumulated other comprehensive income (loss), of which $19 million was attributable to Bunge (net of $7 million in tax expense), and $8 million was attributable to redeemable non-controlling interests (net of $3 million in tax expense).

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(5,857)	$(215)	$(174)	$(6,246)
Other comprehensive income (loss) before reclassifications	86	(94)	(2)	(10)
Amount reclassified from accumulated other comprehensive income (loss)	—	(2)	—	(2)
Balance, June 30, 2021	$(5,771)	$(311)	$(176)	$(6,258)

20.    EARNINGS PER COMMON SHARE
    The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2022	2021	2022	2021
Net income (loss)	$225	$369	$921	$1,286
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(19)	(7)	(27)	(92)
Net income (loss) attributable to Bunge	$206	$362	$894	$1,194
Convertible preference share dividends (1)	—	(9)	—	(17)
Net income (loss) available to Bunge common shareholders - Basic	$206	$353	$894	$1,177
Add back convertible preference share dividends	—	9	—	17
Net income (loss) available to Bunge common shareholders - Diluted	$206	$362	$894	$1,194

Weighted-average number of common shares outstanding:
Basic	151,799,677	141,536,775	147,183,925	140,942,885
Effect of dilutive shares:
—stock options and awards (2)	2,273,037	2,386,791	2,687,006	2,397,053
—convertible preference shares (1)	—	8,756,388	3,966,347	8,756,388
Diluted	154,072,714	152,679,954	153,837,278	152,096,326

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$1.36	$2.50	$6.08	$8.35
Net income (loss) attributable to Bunge common shareholders—diluted	$1.34	$2.37	$5.81	$7.85
(1)    Effective March 23, 2022 (the "Conversion Date"), in accordance with the terms of the certificate of designation governing the convertible preference shares, all of the Company's issued and outstanding convertible preference shares were automatically converted into 1.2846 common shares of the Company, par value $0.01 per share. As a result of this conversion, dividends on the convertible preference shares ceased to accrue on the Conversion Date. Accordingly, holders of the convertible preference shares were not entitled to receive the $1.21875 per share dividend declared by the Company in respect of the convertible preference shares on February 23, 2022 and payable to holders of record on May 15, 2022, and no convertible preference shares were issued or outstanding as of June 30, 2022. Refer to Note 19 - Equity for further information.

(2)    There were no anti-dilutive outstanding stock options and contingently issuable restricted stock units excluded from the weighted-average number of common shares outstanding for the three month periods ended June 30, 2022 or 2021.
The weighted-average common shares outstanding-diluted exclude approximately zero and 2 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share, for the six months ended June 30, 2022 and 2021, respectively.

21.    SEGMENT INFORMATION
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
The Agribusiness reportable segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils reportable segment involves the processing, production, and marketing of products derived from vegetable oils. The Milling reportable segment involves the processing, production, and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy reportable segment primarily comprises the net earnings in the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP").
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

	Three Months Ended June 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$12,747	$4,445	$677	$57	$7	$—	$17,933
Inter–segment revenues	2,892	86	92	—	—	(3,070)	—
Cost of goods sold	(12,431)	(4,120)	(551)	(55)	(4)	—	(17,161)
Gross profit	316	325	126	2	3	—	772
Selling, general and administrative expenses	(119)	(87)	(28)	—	(100)	—	(334)
Foreign exchange gains (losses)	(93)	(8)	—	—	(9)	—	(110)
EBIT attributable to noncontrolling interests (1)	(13)	(7)	(1)	—	1	—	(20)
Other income (expense) - net	(14)	(5)	—	—	13	—	(6)
Income (loss) from affiliates	16	—	—	4	—	—	20
Total Segment EBIT (2)	93	218	97	6	(92)	—	322
Total assets	18,889	4,616	1,488	376	2,050	—	27,419

	Three Months Ended June 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$11,654	$3,198	$471	$68	$—	$—	$15,391
Inter–segment revenues	2,045	125	15	—	—	(2,185)	—
Cost of goods sold	(11,244)	(3,003)	(414)	(67)	2	—	(14,726)
Gross profit	410	195	57	1	2	—	665
Selling, general and administrative expenses	(114)	(90)	(25)	—	(68)	—	(297)
Foreign exchange gains (losses)	36	1	2	—	(4)	—	35
EBIT attributable to noncontrolling interests (1)	(3)	(5)	—	—	—	—	(8)
Other income (expense) - net	24	1	—	—	10	—	35
Income (loss) from affiliates	11	—	—	18	—	—	29
Total Segment EBIT (2)	364	102	34	19	(60)	—	459
Total assets	18,046	4,061	1,362	171	1,445	—	25,085

	Six Months Ended June 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$23,978	$8,421	$1,280	$121	$13	$—	$33,813
Inter–segment revenues	5,379	198	467	—	—	(6,044)	—
Cost of goods sold	(22,798)	(7,834)	(1,083)	(117)	(5)	—	(31,837)
Gross profit	1,180	587	197	4	8	—	1,976
Selling, general and administrative expenses	(240)	(176)	(52)	—	(174)	—	(642)
Foreign exchange gains (losses)	(84)	(8)	3	—	(9)	—	(98)
EBIT attributable to noncontrolling interests (1)	(17)	(4)	(1)	—	(11)	—	(33)
Other income (expense) - net	(77)	(8)	—	—	32	—	(53)
Income (loss) from affiliates	30	—	—	36	(1)	—	65
Total Segment EBIT (2)	792	391	147	40	(155)	—	1,215
Total assets	18,889	4,616	1,488	376	2,050	—	27,419

	Six Months Ended June 30, 2021
(US$ in millions)	Agribusiness	Edible Oil Products	Milling Products	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$21,444	$5,924	$862	$122	$—	$—	$28,352
Inter–segment revenues	3,511	227	108	—	—	(3,846)	—
Cost of goods sold	(20,149)	(5,494)	(771)	(120)	(6)	—	(26,540)
Gross profit	1,295	430	91	2	(6)	—	1,812
Selling, general and administrative expenses	(194)	(176)	(48)	—	(150)	—	(568)
Foreign exchange gains (losses)	29	2	—	—	(6)	—	25
EBIT attributable to noncontrolling interests (1)	(11)	(83)	(1)	—	—	—	(95)
Other income (expense) - net	46	237	—	—	15	—	298
Income (loss) from affiliates	35	—	—	37	1	—	73
Total Segment EBIT (2)	1,200	410	42	39	(146)	—	1,545
Total assets	18,046	4,061	1,362	171	1,445	—	25,085

(1)     Include noncontrolling interests' share of interest and tax with EBIT attributable to noncontrolling interests in order to reconcile to consolidated Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests.
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
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2022	2021	2022	2021
Net income (loss) attributable to Bunge	$206	$362	$894	$1,194
Interest income	(11)	(6)	(20)	(15)
Interest expense	92	54	203	127
Income tax expense (benefit)	36	50	144	242
Noncontrolling interests' share of interest and tax	(1)	(1)	(6)	(3)
Total Segment EBIT from continuing operations	$322	$459	$1,215	$1,545
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

	Three Months Ended June 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$11,929	$379	$47	$56	$—	$12,411
Sales from contracts with customers	818	4,066	630	1	7	5,522
Net sales to external customers	$12,747	$4,445	$677	$57	$7	$17,933

	Three Months Ended June 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$11,128	$243	$6	$67	$—	$11,444
Sales from contracts with customers	526	2,955	465	1	—	3,947
Net sales to external customers	$11,654	$3,198	$471	$68	$—	$15,391

	Six Months Ended June 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$22,496	$630	$109	$119	$—	$23,354
Sales from contracts with customers	1,482	7,791	1,171	2	13	10,459
Net sales to external customers	$23,978	$8,421	$1,280	$121	$13	$33,813

	Six Months Ended June 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$20,486	$429	$—	$120	$—	$21,035
Sales from contracts with customers	958	5,495	862	2	—	7,317
Net sales to external customers	$21,444	$5,924	$862	$122	$—	$28,352

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2022 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021 and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 for a discussion of our internal controls over financial reporting.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended June 30, 2022, Net income attributable to Bunge was $206 million, a decrease of $156 million compared to $362 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, Net income attributable to Bunge was $894 million, a decrease of $300 million, compared to $1,194 million for the six months ended June 30, 2021. The decreases for the three and six months ended June 30, 2022 were due to lower Segment EBIT in our Core segments and Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below.
Earnings Per Common Share - Diluted - For the three months ended June 30, 2022, Net income attributable to Bunge common shareholders, diluted, was $1.34 per share, a decrease of $1.03 per share, compared to income of $2.37 per share for the three months ended June 30, 2021. For the six months ended June 30, 2022, Net income attributable to Bunge common shareholders, diluted, was $5.81 per share, a decrease of $2.04 per share, compared to income of $7.85 per share for the six months ended June 30, 2021.
EBIT - For the three months ended June 30, 2022, Total Segment EBIT was $322 million, a decrease of $137 million compared to Total Segment EBIT of $459 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, Total Segment EBIT was $1,215 million, a decrease of $330 million compared to Total Segment EBIT of $1,545 million for the six months ended June 30, 2021. The decreases in Total Segment EBIT for the three and six months ended June 30, 2022 were due to lower Segment EBIT in our Core segments and Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $36 million for the three months ended June 30, 2022 compared to income tax expense of $50 million for the three months ended June 30, 2021. Income tax expense was $144 million for the six months ended June 30, 2022 compared to $242 million for the six months ended June 30, 2021. The decreases in income tax expense for the three and six months ended June 30, 2022 were primarily due to lower pretax income.
Liquidity and Capital Resources – At June 30, 2022, working capital, which equals Total current assets less Total current liabilities, was $6,631 million, a decrease of $603 million, compared to working capital of $7,234 million at June 30, 2021, and a decrease of $505 million, compared to working capital of $7,136 million at December 31, 2021. The decreases in working capital at June 30, 2022 compared to June 30, 2021 and compared to December 31, 2021, were primarily due to an increase in the current portion of long-term debt due to the reclassification from long-term debt of the current portion of our 1.85% Senior Notes, due 2023.
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
Certain reclassifications of prior period volumes have been made to conform to current presentation.

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2022	2021	2022	2021
Net income (loss) attributable to Bunge	$206	$362	$894	$1,194
Interest income	(11)	(6)	(20)	(15)
Interest expense	92	54	203	127
Income tax expense (benefit)	36	50	144	242
Noncontrolling interests' share of interest and tax	(1)	(1)	(6)	(3)
Total Segment EBIT	$322	$459	$1,215	$1,545

Agribusiness Segment EBIT	93	364	792	1,200
Refined and Specialty Oils Segment EBIT	218	102	391	410
Milling Segment EBIT	97	34	147	42
Core Segment EBIT	408	500	1,330	1,652

Corporate and Other EBIT	(92)	(60)	(155)	(146)

Sugar and Bioenergy Segment EBIT	6	19	40	39
Non Core Segment EBIT	6	19	40	39

Total Segment EBIT	$322	$459	$1,215	$1,545

Core Segments

Agribusiness Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Volumes (in thousand metric tons)	19,490	21,649	39,560	43,293
Net sales	$12,747	$11,654	$23,978	$21,444
Cost of goods sold	(12,431)	(11,244)	(22,798)	(20,149)
Gross profit	316	410	1,180	1,295
Selling, general and administrative expense	(119)	(114)	(240)	(194)
Foreign exchange gains (losses)	(93)	36	(84)	29
EBIT attributable to noncontrolling interests	(13)	(3)	(17)	(11)
Other income (expense) – net	(14)	24	(77)	46
Income (loss) from affiliates	16	11	30	35
Total Agribusiness Segment EBIT	$93	$364	$792	$1,200

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Agribusiness segment Net sales increased $1,093 million, or 9%, to $12,747 million for the three months ended June 30, 2022, compared to $11,654 million for the three months ended June 30, 2021. The net increase was primarily due to the following:
•In Processing, Net sales increased $812 million, primarily due to higher average sales prices in our soybean processing businesses in all regions and in our European softseed processing businesses, both primarily resulting from higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. The above increases were partially offset by lower overall sales volumes, as lower volumes in our European softseed processing businesses, due to the Ukraine-Russia war, more than offset higher volumes in our soybean processing businesses in all regions.

•In Merchandising, Net sales increased $281 million, primarily due to higher average sales prices in our global corn, wheat and oils businesses, as a result of higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment, and strong execution and higher prices in our ocean freight business. The above increases were partially offset by lower overall sales volumes, due to both the Ukraine-Russia war and the completion of the sale of a portfolio of grain elevators in the interior of the United States during the third quarter of 2021.
Cost of goods sold increased $1,187 million, or 11%, to $12,431 million for the three months ended June 30, 2022 compared to $11,244 million for the three months ended June 30, 2021. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased $957 million, primarily due to higher average commodity prices, as noted in Net sales above, increased industrial input costs, in particular energy, unfavorable mark-to-market results, as well as $44 million in charges for losses sustained in relation to the Ukraine-Russia war, primarily related to inventories physically located in occupied territories in Ukraine, or in difficult to access locations with high costs of recovery.
•In Merchandising, Cost of goods sold increased $230 million, primarily due to the higher average commodity prices, as noted in Net sales above, as well as $25 million in charges for losses sustained in relation to the Ukraine-Russia war, primarily related to inventories physically located in occupied territories in Ukraine, or in difficult to access locations with high costs of recovery, partially offset by more favorable mark-to-market results, primarily in our ocean freight business, when compared to the prior year period.
Gross profit decreased $94 million, or 23%, to $316 million for the three months ended June 30, 2022, compared to $410 million for the three months ended June 30, 2021. The net decrease was primarily due to the following:
•In Processing, a decrease of $145 million was due to higher Cost of goods sold in excess of higher Net sales, primarily driven by higher industrial input costs, in particular energy, as well as unfavorable mark-to-market results, as described above.
•In Merchandising, an increase of $51 million was due to higher Net sales in excess of higher Cost of goods sold, primarily driven by strong execution and higher prices in our ocean freight business and more favorable mark-to-market results, again primarily in our ocean freight business, compared to the prior year period.
Selling, general and administrative ("SG&A") expenses increased $5 million, or 4%, to $119 million for the three months ended June 30, 2022, compared to $114 million for the three months ended June 30, 2021. The increase was primarily driven by increased variable incentive costs.
Foreign exchange results decreased $129 million, or 358%, to a loss of $93 million for the three months ended June 30, 2022, compared to a gain of $36 million for the three months ended June 30, 2021. Foreign exchange results were primarily driven by losses on U.S. dollar denominated loans payable in non-U.S. functional currency operations, due to a strengthening U.S. dollar.
Other income (expense) - net decreased $38 million, to expense of $14 million for the three months ended June 30, 2022, compared to income of $24 million for the three months ended June 30, 2021. The decrease was primarily due to a $5 million loss on marketable securities and other short-term investments with exposures to Ukraine, following the onset of the Ukraine-Russia war, as well as lower results from our financial services activities.
Segment EBIT decreased $271 million, or 74%, to $93 million for the three months ended June 30, 2022, compared to $364 million for the three months ended June 30, 2021. The net decrease was primarily due to the following:
•In Processing, a decrease of $327 million was primarily due to lower Gross profit, higher SG&A, lower Foreign exchange results and lower Other income (expense) - net, as described above.
•In Merchandising, an increase of $56 million was primarily due to higher Gross profit, partially offset by higher SG&A and lower Other income (expense) - net, as described above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Agribusiness segment Net sales increased by $2,534 million, or 12%, to $23,978 million for the six months ended June 30, 2022, compared to $21,444 million for the six months ended June 30, 2021. The net increase was primarily due to the following:
•In Processing, Net sales increased $1,668 million, primarily due to higher average sales prices in our soybean processing businesses in all regions and in our European softseed processing businesses, both primarily resulting from higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment, as well as higher volumes in North America due to strong oil and meal demand. The above increases were partially offset by lower sales volumes, primarily in our European softseeds businesses, due to limited operations in Ukraine as a result of the Ukraine-Russia war, as well as in China, due to lower soybean meal demand earlier in the current year.
•In Merchandising, Net sales increased $866 million, primarily due to higher average sales prices in our global wheat, corn, and oil businesses, as a result of higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment, and strong execution and higher prices in our ocean freight business. The above increases were partially offset by lower sales volumes in our global corn, wheat, and oil businesses, as a result of both the Ukraine-Russia war, as well as the completion of the sale of a portfolio of grain elevators in the interior of the United States during the third quarter of 2021.
Cost of goods sold increased by $2,649 million, or 13%, to $22,798 million for the six months ended June 30, 2022, compared to $20,149 million for the six months ended June 30, 2021. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased $2,001 million, primarily due to higher average commodity prices, as noted in Net sales above, increased industrial input costs, in particular energy, unfavorable mark-to-market results, as well as $52 million in charges for losses sustained in relation to the Ukraine-Russia war, primarily related to inventories physically located in occupied territories in Ukraine, or in difficult to access locations with high costs of recovery.
•In Merchandising, Cost of goods sold increased $648 million, primarily due to the higher average commodity prices, as noted in Net sales above, as well as $28 million in charges for losses sustained in relation to the Ukraine-Russia war, primarily related to inventories physically located in occupied territories in Ukraine, or in difficult to access locations with high costs of recovery, partially offset by more favorable mark-to-market results, primarily in our ocean freight business, when compared to the prior year period.
Gross profit decreased by $115 million, or 9%, to $1,180 million for the six months ended June 30, 2022, compared to $1,295 million for the six months ended June 30, 2021. The net decrease was primarily due to the following:
•In Processing, a decrease of $333 million was due to higher Cost of goods sold in excess of higher Net sales, primarily driven by higher industrial input costs, in particular energy, as well as unfavorable mark-to-market results, as described above.
•In Merchandising, an increase of $218 million was due to higher Net sales in excess of higher Cost of goods sold, primarily driven by strong execution and higher prices in our ocean freight business and more favorable mark-to-market results, again primarily in our ocean freight business, when compared to the prior year period.
SG&A increased by $46 million, or 24%, to $240 million for the six months ended June 30, 2022, compared to $194 million for the six months ended June 30, 2021. The increase was primarily driven by increased variable incentive costs.
Foreign exchange results decreased $113 million, or 390%, to a loss of $84 million for the six months ended June 30, 2022, compared to a gain of $29 million for the six months ended June 30, 2021. Foreign exchange results were primarily driven by losses on U.S. dollar denominated loans payable in non-U.S. functional currency operations during the second quarter, due to a strengthening U.S. dollar.
Other income (expense) - net decreased by $123 million, or 267%, to expense of $77 million for the six months ended June 30, 2022, compared to income of $46 million for the six months ended June 30, 2021. The decrease was primarily due to a $69 million loss on marketable securities and other short-term investments with exposures to Ukraine, following the onset of the Ukraine-Russia war.
Segment EBIT decreased by $408 million, or 34%, to $792 million for the six months ended June 30, 2022, compared to $1,200 million for the six months ended June 30, 2021. The net decrease was primarily due to the following:
•In Processing, a decrease of $505 million was primarily due to lower Gross profit, higher SG&A, lower Foreign exchange results and lower Other income (expense) - net, as described above.
•In Merchandising, an increase of $97 million was primarily due to higher Gross profit, partially offset by higher SG&A, lower Foreign exchange results and lower Other income (expense) - net, as described above.

Refined and Specialty Oils Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Volumes (in thousand metric tons)	2,328	2,242	4,624	4,419
Net sales	$4,445	$3,198	$8,421	$5,924
Cost of goods sold	(4,120)	(3,003)	(7,834)	(5,494)
Gross profit	325	195	587	430
Selling, general and administrative expense	(87)	(90)	(176)	(176)
Foreign exchange gains (losses)	(8)	1	(8)	2
EBIT attributable to noncontrolling interests	(7)	(5)	(4)	(83)
Other income (expense) – net	(5)	1	(8)	237
Income (loss) from affiliates	—	—	—	—
Total Refined and Specialty Oils Segment EBIT	$218	$102	$391	$410

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Refined and Specialty Oils segment Net sales increased $1,247 million, or 39%, to $4,445 million for the three months ended June 30, 2022, compared to $3,198 million for the three months ended June 30, 2021, primarily due to higher average sales prices in all regions, driven by strong oil demand for use as renewable diesel feedstock as well as strong food services demand across all regions.
Cost of goods sold increased $1,117 million, or 37%, to $4,120 million for the three months ended June 30, 2022, compared to $3,003 million for the three months ended June 30, 2021. The increase in Cost of goods sold was primarily due to higher average commodity prices in all regions, as described for Net sales above, accelerated depreciation in relation to our Wormerveer facility located in the Netherlands, which during the fourth quarter of 2021 we announced would be closing in 2025, and increased industrial input costs, in particular energy, during the current year, partially offset by more favorable mark-to-market results.
Gross profit for the three months ended June 30, 2022 increased $130 million, or 67%, to $325 million, compared to $195 million for the three months ended June 30, 2021. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, primarily driven by strong oil demand for use as renewable diesel feedstock and in food services, as described above.
SG&A expenses decreased $3 million, or 3%, to $87 million for the three months ended June 30, 2022, compared to $90 million the three months ended June 30, 2021. The decrease is primarily driven by lower bad debt expense resulting from collections that had been reserved previously due to the onset and uncertainty of the Ukraine-Russia war.
Segment EBIT increased $116 million, or 114%, to $218 million for the three months ended June 30, 2022, compared to $102 million for the three months ended June 30, 2021. The increase was primarily due to higher Gross profit as described above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Refined and Specialty Oils segment Net sales increased $2,497 million, or 42%, to $8,421 million for the six months ended June 30, 2022, compared to $5,924 million for the six months ended June 30, 2021, primarily due to higher average sales prices in all regions, driven by strong oil demand for use as renewable diesel feedstock as well as strong food services demand across all regions.
Cost of goods sold increased by $2,340 million, or 43%, to $7,834 million for the six months ended June 30, 2022, compared to $5,494 million for the six months ended June 30, 2021. The increase in Cost of goods sold was primarily due to higher average commodity prices in all regions, as described for Net sales above, as well as unfavorable mark-to-market results, accelerated depreciation in relation to our Wormerveer facility, located in the Netherlands, which during the fourth quarter of 2021 we announced would be closing in 2025, and increased industrial input costs, in particular energy, during the current year.
Gross profit for the six months ended June 30, 2022 increased by $157 million, or 37%, to $587 million, compared to $430 million for the six months ended June 30, 2021. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, primarily driven by strong oil demand for use as renewable diesel feedstock, and in food services, as described above.
SG&A expenses were flat at $176 million for the six months ended June 30, 2022 and 2021.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased by $79 million, to expense of $4 million in the six months ended June 30, 2022, compared to expense of $83 million in the six months ended June 30, 2021. The decrease was primarily due to the large noncontrolling interest share of the gain on the sale of our Rotterdam oils refinery in the prior year.
Other income (expense), net decreased $245 million to expense of $8 million for the six months ended June 30, 2022 compared to income of $237 million for the six months ended June 30, 2021. The prior year income primarily related to a $219 million gain on the sale of our Rotterdam oils refinery, as well as a $19 million gain on the sale of a Mexican oils packaging facility.
Segment EBIT decreased by $19 million, or 5%, to $391 million for the six months ended June 30, 2022, compared to $410 million for the six months ended June 30, 2021. The decrease was due to non-recurring prior year gains on sales of our oils facilities in the Netherlands and Mexico, as noted in Other income (expense) - net above, partially offset by higher Gross profit and lower EBIT attributable to noncontrolling interests, as described above.

Milling Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Volumes (in thousand metric tons)	1,143	1,120	2,304	2,161
Net sales	$677	$471	$1,280	$862
Cost of goods sold	(551)	(414)	(1,083)	(771)
Gross profit	126	57	197	91
Selling, general and administrative expense	(28)	(25)	(52)	(48)
Foreign exchange gains (losses)	—	2	3	—
EBIT attributable to noncontrolling interests	(1)	—	(1)	(1)
Other income (expense) – net	—	—	—	—
Income (loss) from affiliates	—	—	—	—
Total Milling Segment EBIT	$97	$34	$147	$42

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Milling segment Net sales increased $206 million, or 44%, to $677 million for the three months ended June 30, 2022, compared to $471 million for the three months ended June 30, 2021. The increase was primarily due to higher sales volumes and prices in our South American wheat milling business and higher average sales prices in our North American corn milling and wheat milling businesses, due to an increase in global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment.
Cost of goods sold increased $137 million, or 33%, to $551 million for the three months ended June 30, 2022, compared to $414 million for the three months ended June 30, 2021. The increase was primarily due to increased average commodity prices, as described for Net sales above, as well as increased industrial input costs, in particular energy, and unfavorable mark-to-market results.
Gross profit increased $69 million, or 121%, to $126 million for the three months ended June 30, 2022, compared to $57 million for the three months ended June 30, 2021. The increase was primarily due to higher sales volumes and higher prices, in excess of related raw material cost increases, especially in our South American wheat milling business, as described above.
SG&A expenses increased $3 million, or 12%, to $28 million for the three months ended June 30, 2022, compared to $25 million for the three months ended June 30, 2021. The increase was primarily due to higher variable incentive costs during the three months ended June 30, 2022.
Segment EBIT increased $63 million, or 185%, to $97 million for the three months ended June 30, 2022, compared to $34 million for the three months ended June 30, 2021. The increase was primarily due to higher gross profit as described above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Milling Products segment Net sales increased by $418 million, or 48%, to $1,280 million for the six months ended June 30, 2022, compared to $862 million for the six months ended June 30, 2021. As for the three months ended June 30, 2022, the increase was primarily due to higher sales volumes and prices in our South American wheat milling business and higher average sales prices in our North American corn milling and wheat milling businesses, due to an increase in global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment.
Cost of goods sold increased by $312 million, or 40%, to $1,083 million for the six months ended June 30, 2022, compared to $771 million for the six months ended June 30, 2021. The increase was primarily due to increased average commodity prices, as described for Net sales above, as well as increased industrial input costs, in particular energy, and unfavorable mark-to-market results.
Gross profit increased by $106 million, or 116%, to $197 million for the six months ended June 30, 2022, compared to $91 million for the six months ended June 30, 2021. The increase was primarily due to higher sales volumes and higher prices, in excess of related raw material cost increases, especially in our South American wheat milling business, as described above.
SG&A expenses increased by $4 million, or 8%, to $52 million for the six months ended June 30, 2022, compared to $48 million for the six months ended June 30, 2021. The increase was due to higher variable incentive costs as well as higher costs in South America as a result of appreciation in the Brazilian real versus the U.S. dollar during the first quarter.
Segment EBIT increased by $105 million, or 250%, to $147 million for the six months ended June 30, 2022, compared to $42 million for the six months ended June 30, 2021. The increase was primarily due to higher gross profit as described above.

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Net sales	$7	$—	$13	$—
Cost of goods sold	(4)	2	(5)	(6)
Gross profit	3	2	8	(6)
Selling, general and administrative expense	(100)	(68)	(174)	(150)
Foreign exchange gains (losses)	(9)	(4)	(9)	(6)
EBIT attributable to noncontrolling interests	1	—	(11)	—
Other income (expense) – net	13	10	32	15
Income (loss) from affiliates	—	—	(1)	1
Total Corporate and Other EBIT	$(92)	$(60)	$(155)	$(146)

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Corporate and Other EBIT decreased by $32 million, or 53%, to a loss of $92 million for the three months ended June 30, 2022, compared to a loss of $60 million for the three months ended June 30, 2021. The decrease was primarily driven by increased expenditures on growth initiatives and higher variable incentive costs in the current period.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Segment EBIT decreased by $9 million, or 6%, to a loss of $155 million for the six months ended June 30, 2022, compared to a loss of $146 million for the six months ended June 30, 2021. The decrease was primarily driven by increased expenditures on growth initiatives and higher variable incentive costs in the current period, as well as by our venture capital unit activities, Bunge Ventures, which incurred net unrealized mark-to-market losses on certain of its investments during the current year. The decrease was partially offset by a $29 million gain, at Bunge's 70% share, related to the settlement of one of the Company's international defined benefit pension plans in the first quarter of 2022.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Net sales	$57	$68	$121	$122
Cost of goods sold	(55)	(67)	(117)	(120)
Gross profit	2	1	4	2
Selling, general and administrative expense	—	—	—	—
Foreign exchange gains (losses)	—	—	—	—
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	—	—	—	—
Income (loss) from affiliates	4	18	36	37
Total Sugar and Bioenergy Segment EBIT	$6	$19	$40	$39

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Segment EBIT decreased $13 million, or 68%, to $6 million for the three months ended June 30, 2022, compared to $19 million for the three months ended June 30, 2021. The decrease was due to less favorable results from our investment in BP Bunge Bioenergia as higher average ethanol and sugar sales prices were outpaced by inflationary increases in cost in the current period as well as by lower sales volumes.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Segment EBIT increased by $1 million, or 3%, to $40 million for the six months ended June 30, 2022, compared to $39 million for the six months ended June 30, 2021. The relatively flat result was because higher overall ethanol prices and foreign exchange gains on U.S. dollar denominated debt of the joint venture, during the first quarter, due to an appreciation in the Brazilian real versus the U.S. dollar, were offset by lower results in the second quarter driven by the factors discussed above.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2022	2021	2022	2021
Interest income	$11	$6	$20	$15
Interest expense	(92)	(54)	(203)	(127)

Interest income was $11 million for the three months ended June 30, 2022, compared to $6 million for the three months ended June 30, 2021. Interest expense increased by $38 million, to $92 million for the three months ended June 30, 2022, compared to $54 million for the three months ended June 30, 2021. The increase in net interest expense was due to higher variable interest rates in the current period.
Interest income was $20 million for the six months ended June 30, 2022, compared to $15 million for the six months ended June 30, 2021. Interest expense increased by $76 million, to $203 million for the six months ended June 30, 2022, compared to $127 million for the six months ended June 30, 2021. The increase in net interest expense was due to higher variable interest rates in the current period, as well as a $47 million charge in connection with the early redemption of all our issued and outstanding 4.35% Senior Notes during the current period. The $47 million charge comprised a $31 million "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, as well as $16 million related to the recognition of unrealized mark-to market losses on terminated and de-designated interest rate hedges.

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
Working Capital

	As of
US$ in millions, except current ratio	June 30, 2022	June 30, 2021	December 31, 2021
Cash and cash equivalents	$818	$464	$902
Trade accounts receivable, net	2,427	2,526	2,112
Inventories	10,481	8,460	8,431
Other current assets(1)	6,006	6,105	5,015
Total current assets	$19,732	$17,555	$16,460
Short-term debt	$2,154	$1,826	$673
Current portion of long-term debt	1,303	33	504
Trade accounts payable	5,347	3,634	4,250
Current operating lease obligations	396	265	350
Other current liabilities(2)	3,901	4,563	3,547
Total current liabilities	$13,101	$10,321	$9,324
Working capital(3)	$6,631	$7,234	$7,136
Current ratio(4)	1.51	1.70	1.77
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities.
(4)    Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $6,631 million at June 30, 2022, a decrease of $505 million from working capital of $7,136 million at December 31, 2021, and a decrease of $603 million from working capital of $7,234 million at June 30, 2021.
Cash and Cash Equivalents - Cash and cash equivalents were $818 million at June 30, 2022, a decrease of $84 million from $902 million at December 31, 2021 and an increase of $354 million from $464 million at June 30, 2021. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the six months ended June 30, 2022.
Trade accounts receivable, net - Trade accounts receivable, net were $2,427 million at June 30, 2022, an increase of $315 million from $2,112 million at December 31, 2021, and a decrease of $99 million from $2,526 million at June 30, 2021. The increase from December 31, 2021 was primarily due to increased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above, partially offset by the increase of the aggregate size of the Trade Receivables Securitization Program as noted in Note 5 - Trade Accounts Receivable and Trade Receivable Securitization Program that occurred in the first quarter of 2022. The decrease from June 30, 2021 was primarily due to the increase of the aggregate size of the Trade Receivables Securitization Program described above.
Inventories - Inventories were $10,481 million at June 30, 2022, an increase of $2,050 million from $8,431 million at December 31, 2021, and an increase of $2,021 million from $8,460 million at June 30, 2021. The increases from December 31, 2021 and June 30, 2021 were primarily related to higher average commodity prices and volumes at the end of the current period.
RMI comprises agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $8,378 million, $6,869 million, and $6,930 at June 30, 2022, December 31, 2021 and June 30, 2021, respectively (see Note 6 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $6,006 million at June 30, 2022, an increase of $991 million from $5,015 million at December 31, 2021, and a decrease of $99 million from $6,105 million at June 30, 2021. The increase from December 31, 2021 was primarily due to significantly higher unrealized gains on derivative contracts, higher margin deposits, and an increase in the deferred purchase price receivable due to increased trade accounts receivable transfers under our securitization program, partially offset by a decrease in marketable securities and other short-term investments due to a decrease in investments with Ukrainian exposures following the onset of the Ukraine-Russia war. The decrease from June 30, 2021 was primarily due to lower unrealized gains on derivative contracts, lower marketable securities and other short-term investments due to a decrease in investments with Ukrainian exposures following the onset of the Ukraine-Russia war, and lower assets held for sale following the sale of our United States interior grain elevators during the second half of 2021, partially offset by higher margin deposits and an increase in deferred purchase price receivable, due to increased trade accounts receivable transfers under our securitization program.
Short-term debt - Short-term debt, including the current portion of long-term debt, was $3,457 million at June 30, 2022, an increase of $2,280 million from $1,177 million at December 31, 2021, and an increase of $1,598 million from $1,859 million at June 30, 2021. The higher short-term debt levels at June 30, 2022 compared to December 31, 2021 and June 30, 2021 are due to higher working capital funding requirements, primarily purchases of RMI as described above, as well as an increase in the Current portion of long-term debt due to the current period reclassification from long-term debt of the current portion of our 1.85% Senior Notes, due 2023.
Trade accounts payable - Trade accounts payable were $5,347 million at June 30, 2022, an increase of $1,097 million from $4,250 million at December 31, 2021, and an increase of $1,713 million from $3,634 million at June 30, 2021. The increases from December 31, 2021 and June 30, 2021 were primarily due to higher average inventory prices during the current period.
Other current liabilities - Other current liabilities were $3,901 million at June 30, 2022, an increase of $354 million from $3,547 million at December 31, 2021, and a decrease of $662 million from $4,563 million at June 30, 2021. The increase from December 31, 2021 was primarily due to higher unrealized losses on derivative contracts during the current period. The decrease from June 30, 2021 was primarily due to lower unrealized losses on derivative contracts compared to the prior year.
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
    Revolving Credit Facilities - At June 30, 2022, we had $5,815 million unused and available committed borrowing capacity, comprising committed revolving credit facilities and a commercial paper program, totaling $5,565 million, as well as a committed unsecured $250 million delayed draw term loan. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities(1)	Maturities	June 30, 2022	June 30, 2022	December 31, 2021
Commercial paper	2026	$600	$—	$—
Revolving credit facilities
$1 Billion 364-day Revolving Credit Agreement(2)	2022	1,000	—	—
$1.75 Billion 2024 Revolving Credit Facility	2024	1,750	—	—
$1.35 Billion 5-year Revolving Credit Agreement	2026	1,350	—	—
$865 Million 2026 Revolving Credit Facility	2026	865	—	—
Total revolving credit facilities		$4,965	$—	$—
Total(3)		$5,565	$—	$—

(1)See Note 14- Debt for further information on these programs.
(2)On July 15, 2022, we entered into an unsecured $1.1 billion 364-day Revolving Credit Agreement (the "$1.1 Billion Credit Agreement"), with a group of lenders maturing on July 14, 2023 (see Note 14- Debt). The $1.1 Billion Credit Agreement replaces the existing $1 Billion 364-day Revolving Credit Agreement.
(3)Total committed capacity for our commercial paper program and revolving credit facilities excludes the committed capacity of our $250 million delayed draw term loan entered into on October 29, 2021 and required to be drawn by October 27, 2022. The $250 million delayed draw term loan will bear interest at LIBOR plus an applicable margin, as defined in the $250 million delayed draw term loan agreement (see Note 14- Debt).
Short and long-term debt - Our short and long-term debt increased by $555 million to $6,519 million at June 30, 2022, from $5,964 million at December 31, 2021, primarily due to increased working capital funding requirements, mostly comprising RMI. For the six months ended June 30, 2022, our average short and long-term debt outstanding was approximately $6,559 million, compared to approximately $7,770 million for the six months ended June 30, 2021. Our long-term debt balance, including the current portion of long-term debt, was $4,365 million at June 30, 2022, a decrease of $926 million, compared to $5,291 million at December 31, 2021. The decrease was primarily due to the early redemption during the current period of all of our issued and outstanding 4.35% Senior Notes due 2024.
The following table summarizes our short-term debt at June 30, 2022.

(US$ in millions)	Outstanding Balance at June 30, 2022	Weighted Average Interest Rate at June 30, 2022	Highest Balance Outstanding During Quarter Ended June 30, 2022	Average Balance During Quarter Ended June 30, 2022	Weighted Average Interest Rate During Quarter Ended June 30, 2022
Bank borrowings (1)	$2,154	11.65%	$2,732	$2,272	9.14%
Commercial paper	—	—%	600	351	0.81%
Total	$2,154		$3,332	$2,623

(1)    Includes $861 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a weighted average interest rate of 26.98% as of June 30, 2022.
On July 26, 2022, we entered into an unsecured $750 million delayed draw term loan (the "$750 Million Delayed Draw Term Loan") with a group of lenders giving Bunge the option to draw the loan prior to October 26, 2022. The $750 Million Delayed Draw Term Loan will bear interest at Daily Simple SOFR plus a credit spread adjustment and applicable margin, as defined in the $750 Million Delayed Draw Term Loan agreement. The $750 Million Delayed Draw Term Loan matures on the third anniversary of the drawdown date.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At June 30, 2022, there were $1,150 million borrowings outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $1,004 million and $673 million in short-term borrowings outstanding from local bank lines of credit at June 30, 2022 and December 31, 2021, respectively, to support working capital requirements.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	June 30, 2022	December 31, 2021
Short-term debt: (1)
Short-term debt	$2,154	$673
Current portion of long-term debt	1,303	504
Total short-term debt	3,457	1,177

Long-term debt:
Term loan due 2024 - three-month TONAR plus 0.75% (Tranche A)(2)	225	267
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	89	89
3.00% Senior Notes due 2022	400	399
1.85% Senior Notes due 2023 - Euro	831	906
4.35% Senior Notes due 2024(3)	—	598
1.63% Senior Notes due 2025	597	596
3.25% Senior Notes due 2026	697	697
3.75% Senior Notes due 2027	596	596
2.75% Senior Notes due 2031	990	989
Other	(60)	154
Subtotal	4,365	5,291
Less: Current portion of long-term debt	(1,303)	(504)
Total long-term debt(4)	3,062	4,787
Total debt	$6,519	$5,964

(1)    Includes secured debt of $32 million and $43 million at June 30, 2022 and December 31, 2021, respectively.
(2)    Effective January 1, 2022, the three-month Yen LIBOR rate was discontinued and replaced by the Tokyo Overnight Average Rate ("TONAR" or "TONA").
(3)    On February 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 4.35% Senior Notes due March 15, 2024. The redemption of the 4.35% Senior Notes occurred on March 10, 2022. In connection with the redemption, during the six months ended June 30, 2022, the Company recorded a $47 million charge within Interest expense, of which $31 million related to a "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, and $16 million related to the recognition of unrealized mark-to-market losses on terminated and de-designated interest rate hedges.
(4)    Includes secured debt of $51 million and $50 million at June 30, 2022 and December 31, 2021, respectively.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2022 were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Positive
Moody’s	P-1	Baa2	Stable
Fitch		BBB	Stable

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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2022.

Equity
Total equity is set forth in the following table:

(US$ in millions)	June 30, 2022	December 31, 2021
Equity:
Convertible perpetual preference shares	$—	$690
Common shares	1	1
Additional paid-in capital	6,595	5,590
Retained earnings	9,692	8,979
Accumulated other comprehensive income (loss)	(6,436)	(6,471)
Treasury shares, at cost - 2022 - 16,726,697 shares, and 2021 - 16,726,697 shares	(1,120)	(1,120)
Total Bunge shareholders’ equity	8,732	7,669
Noncontrolling interest	457	156
Total equity	$9,189	$7,825
Total Bunge shareholders’ equity was $8,732 million at June 30, 2022, compared to $7,669 million at December 31, 2021, an increase of $1,063 million. The increase was primarily due to $894 million of Net income attributable to Bunge, $234 million in Additional paid-in capital on formation of a joint venture, Bunge Chevron Ag Renewables LLC, $35 million of Other comprehensive income as described in Note 19 - Equity, $32 million of stock-based compensation expense, and $44 million from the issuance of common shares under our share based compensation programs, partially offset by $176 million of declared dividends to common shareholders.
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
Share repurchase program - During October 2021, our Board of Directors approved a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. There were no shares repurchased under this program during the three or six months ended June 30, 2022.

Cash Flows

	Six months ended
US$ in millions	June 30, 2022	June 30, 2021
Cash provided by (used for) operating activities	$(4,457)	$(1,436)
Cash provided by (used for) investing activities	2,867	1,889
Cash provided by (used for) financing activities	1,445	(230)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	63	(100)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(82)	$123
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
During the six months ended June 30, 2022, our cash and cash equivalents and restricted cash decreased by $82 million, compared to an increase of $123 million during the six months ended June 30, 2021.
Operating: Cash used for operating activities was $4,457 million for the six months ended June 30, 2022, an increase of $3,021 million, compared to $1,436 million for the six months ended June 30, 2021. The increase in Cash used for operating activities was primarily due to lower Net income, as well as higher working capital funding requirements and increased beneficial interest in securitized trade receivables, driven by higher commodity prices during the six months ended June 30, 2022.

	Six months ended
US$ in millions	June 30, 2022	June 30, 2021
Cash provided by (used for) operating activities	$(4,457)	$(1,436)
Net proceeds from beneficial interest in securitized trade receivables	3,311	1,872
Cash provided by (used for) operating activities, adjusted	$(1,146)	$436

Cash provided by (used for) operating activities, adjusted for net proceeds from beneficial interests in securitized trade receivables, was cash used of $1,146 million for the six months ended June 30, 2022, compared to cash provided of $436 million for the six months ended June 30, 2021. The change was primarily due to lower Net income and higher working capital funding requirements, partially offset by higher net proceeds from beneficial interests in securitized trade receivables during the six months ended June 30, 2022.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains. For the six months ended June 30, 2022, we recorded a foreign currency gain on our debt of $6 million, and for the six months ended June 30, 2021, we recorded a foreign currency gain on our debt of $133 million, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "foreign exchange (gain) loss on net debt" in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $2,867 million for the six months ended June 30, 2022, an increase of $978 million, compared to cash provided by investing activities of $1,889 million for the six months ended June 30, 2021. The increase was primarily due to higher net proceeds from beneficial interests in securitized trade receivables, partially offset by lower proceeds from disposals of businesses and property, plant and equipment following the sales of our oils facilities in Rotterdam and Mexico during the six months ended June 30, 2021.

Financing: Cash provided by financing activities was $1,445 million for the six months ended June 30, 2022, a $1,675 million change, compared to cash used for financing activities of $230 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, we received net cash proceeds from short and long-term debt of $998 million. Short-term debt is primarily used to fund seasonal working capital requirements, mostly comprising RMI, which increased during the six months ended June 30, 2022. Additionally, we received $521 million from the sale of a noncontrolling interest in relation to the formation of a joint venture, Bunge Chevron Ag Renewables LLC, as described in Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies, and received $44 million of proceeds from the exercise of options for common shares, partially offset by $162 million of dividend payments to our common and preferred shareholders. During the six months ended June 30, 2021, we received $30 million of net cash proceeds from short and long-term debt, received $72 million of proceeds from the exercise of options for common shares, paid $147 million to acquire the noncontrolling equity interests of our Polish subsidiary, Z.T. Kruszwica S.A., and paid $158 million in dividends to our common and preferred shareholders.

Off-Balance Sheet Arrangements

Please refer to Note 16 - Commitments and Contingencies to our condensed consolidated financial statements for details concerning our off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends
    We paid a regular quarterly cash dividend of $0.525 per share on June 2, 2022 to common shareholders of record on May 19, 2022. On May 12, 2022, Bunge announced that the Company's Board of Directors had declared a dividend of $0.625 per common share, payable on September 2, 2022 to shareholders of record on August 19, 2022. The $0.625 per common share dividend represents a $0.10, or 19%, increase from the Company's previous quarterly cash dividend of $0.525.

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

	Six Months Ended June 30, 2022		Year Ended December 31, 2021
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$1,809	$(181)	$1,706	$(171)
Lowest daily aggregated position value	$494	$(49)	$(3)	$—
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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, Euro, and Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2022 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $19 million for the six months ended June 30, 2022 and foreign exchange losses of $74 million for the year ended December 31, 2021 related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at June 30, 2022, was $6,519 million with a carrying value of $6,519 million. There was no significant change in our interest rate risk as of June 30, 2022.
A hypothetical 100 basis point increase in the interest yields on our debt at June 30, 2022 would result in a decrease of approximately $21 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at June 30, 2022 would cause an increase of approximately $12 million in the fair value of our debt.

A hypothetical 100 basis point change in LIBOR would result in a change of approximately $65 million in our interest expense on our variable rate debt at June 30, 2022. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as ESTR and TONAR, and certain benchmark rates in local markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for a discussion of certain risks related to LIBOR.
Inflation Risk
Inflationary factors generally affect us by increasing our labor and overhead costs, as well as costs associated with certain risks identified above, which may adversely affect our results of operations and financial position. We have historically been able to recover the impacts of inflation through sales price increases, however we cannot reasonably estimate our ability to successfully recover any impact of inflation through price increases in the future. Our inability to do so could harm our results of operations and financial position. For details relating to the impact of inflationary pressures in Turkey, see Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
Derivative Instruments
Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap, future and option contracts in certain of our operations to mitigate the risk of exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow hedges or fair value hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.
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

For more information, see Note 13 - Derivative Instruments And Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the second quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Specifically, during the six months ended June 30, 2022, we began migrating certain of our financial reporting systems in Argentina to our South American Enterprise Resource Planning (ERP) system, a process that is expected to take several months, and which will result in changes to our internal controls over financial reporting relating to our Argentinian operations.
Additionally, management performed an evaluation of the impacts of the Ukraine-Russia War (discussed further in Note 2 – Ukraine-Russia War to our financial statements included as part of this Form 10-Q) on our internal controls over financial reporting. In doing so management noted that, as a result of the war, we are currently unable to perform certain of our Ukrainian internal controls over financial reporting, primarily relating to on-site physical inspections of our operating facilities, due to safety concerns, particularly in areas of active conflict. Additionally, some of our Ukrainian employees have been forced to relocate to other countries or safer locations elsewhere within Ukraine. In response, management has implemented compensating controls, including using third party contractors to carry out visual inspections of the physical condition of our assets held at Ukrainian facilities, as well as certain additional internal controls over financial reporting capable of being performed on a remote basis. To date, our Russian offices and facilities have remained open and operating with no changes to related internal controls over financial reporting.

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
For a discussion of certain legal and tax matters, see Note 16 - Commitments and Contingencies, to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $69 million and $92 million, for labor and civil claims, respectively, as of June 30, 2022. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

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
On February 24, 2022, Russia initiated a military offensive in Ukraine. Ukraine is a key international grain originating region and is also the world’s largest supplier of sun seed and sun oil; commodities which cannot be completely replaced from other origins. The scope, intensity, duration and outcome of the ongoing war is uncertain and its continuation or escalation may have a material adverse effect on Bunge. We maintain operations in Russia and Ukraine. At June 30, 2022, we had total assets and total liabilities of $350 million and $240 million, respectively, in Ukraine, and we had total assets and total liabilities of $157 million and $20 million, respectively, in Russia. Risks associated with the Ukraine-Russia war (the "war") are overseen at the Board of Directors level by the Enterprise Risk Management Committee ("ERMC"), which has responsibility for supervising the quality and integrity of our risk management practices, and at the executive level as part of our enterprise risk management ("ERM") framework, overseen by our Chief Risk Officer, who reports to our CEO, with input from relevant teams and functions.
As a result of the ongoing war, Bunge temporarily idled its Ukrainian operations, comprising two oilseed crushing facilities in Mykolaiv and Dnipropetrovsk, a grain export terminal in the Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility via a joint venture. Assets and operations located in regions affected by the war could be at an increased risk of property damage, inventory loss, business disruption, and expropriation. On each of March 22, June 22, and July 1, 2022, Bunge’s Mykolaiv port facility sustained physical damage as a result of the war. Based on initial visual inspections, the damage does not appear to be material, but thorough onsite, physical inspections of the damage to the Mykolaiv facility resulting from the two most recent incidents have not been possible due to safety concerns.
Our Ukrainian operations employ over 1,000 employees. While as of the date of this report, to our knowledge, there have been no reported casualties or injuries to Bunge employees, some of our Ukrainian employees have been forced to relocate to other countries or elsewhere within Ukraine. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks, and other critical infrastructure necessary to conduct business in Ukraine. As the scope and intensity of the war changes rapidly, we are continuing to receive reports on our employees, operations, and facilities and are monitoring the evolving situation.
Additionally, in response to the war, the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens, and enterprises. Any continuation or escalation of the war may trigger a series of additional economic and other sanctions. While we have scaled back our Russian grain trading activities in recent years, including the sale of our Rostov grain export terminal in 2021, we continue to operate our oilseed crushing plant in Voronezh, in southwest Russia, doing so in compliance with all legal requirements imposed following the start of the war. From a humanitarian standpoint, this plant is important to the local food supply as it provides essential food-related products to the Russian population. Therefore, any such sanctions may also result in an adverse effect on our remaining Russian operations.
Certain companies have experienced negative reactions from their investors, employees, customers, or other stakeholders as a result of their action or inaction related to the war between Russia and Ukraine. We continue to monitor the reactions of our investors, employees, customers, and other stakeholders and, as of the date of this report, have neither experienced any material adverse financial impacts nor suffered from the loss of key customers or employees as a result of our continued operations in Russia.
The risk of cybersecurity incidents has increased in connection with the ongoing war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies' continued operations in Russia. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations and could increase the frequency and severity of cyber-based attacks against our information technology systems. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations.
In accordance with industry standards, we insure ourselves against many types of risks. While this insurance may mitigate certain of the risks associated with the ongoing war, our level of insurance may not cover all losses we could incur. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.
To the extent the current war adversely affects our business, it may also have the effect of heightening many other risks disclosed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. However, due to the continually evolving nature of the war, the potential impact that the war could have on such risk factors, and others that cannot yet be identified, remains uncertain.
Even if the war moderates, or a resolution between Ukraine and Russia is reached, we expect that we will continue to experience ongoing financial and operational impacts resulting from the war for the foreseeable future as Ukraine rebuilds its economy and infrastructure. Additionally, certain of the economic and other sanctions imposed, or that may be imposed, against Russia may continue for a period of time after any resolution has been reached.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

3.1		Bye-laws, amended and restated as of May 12, 2022 (incorporated by reference from the Registrant's Form 8-K filed May 16, 2022)

10.1	*+	Bunge Limited Executive Severance Plan

22.1	*	Subsidiary Issuers of Guaranteed Securities

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+    Denotes a management contract or compensatory plan or arrangement.
*    Filed herewith.
**    Furnished herewith.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: July 27, 2022	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer