Form 10-Q
period 2022-09-30
BUNGELTD
filed 2022-10-26
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of October 21, 2022, the number of common shares outstanding of the registrant was:
Common shares, par value $.01 per share:149,800,163

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2022 and 2021	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	4

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Nine Months Ended September 30, 2022 and 2021	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward-Looking Statements	45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64

Item 4.	Controls and Procedures	67

PART II — INFORMATION

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 3.	Defaults Upon Senior Securities	70

Item 4.	Mine Safety Disclosures	70

Item 5.	Other Information	70

Item 6.	Exhibits	70

Exhibit Index		71

Signatures		72

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$16,759	$14,117	$50,572	$42,469
Cost of goods sold	(15,871)	(13,255)	(47,708)	(39,795)
Gross profit	888	862	2,864	2,674
Selling, general and administrative expenses	(337)	(327)	(979)	(896)
Interest income	30	19	50	34
Interest expense	(103)	(57)	(306)	(184)
Foreign exchange (losses) gains	(52)	(36)	(150)	(11)
Other income (expense) – net	40	220	(13)	519
Income (loss) from affiliates	30	60	95	133
Income (loss) before income tax	496	741	1,561	2,269
Income tax (expense) benefit	(113)	(92)	(257)	(334)
Net income (loss)	383	649	1,304	1,935
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3)	4	(30)	(88)
Net income (loss) attributable to Bunge	380	653	1,274	1,847
Convertible preference share dividends	—	(8)	—	(25)
Net income (loss) available to Bunge common shareholders	$380	$645	$1,274	$1,822

Earnings per common share—basic (Note 20)
Net income (loss) attributable to Bunge common shareholders - basic	$2.52	$4.56	$8.59	$12.91

Earnings per common share—diluted (Note 20)
Net income (loss) attributable to Bunge common shareholders - diluted	$2.49	$4.28	$8.30	$12.12
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$383	$649	$1,304	$1,935
Other comprehensive income (loss):
Foreign exchange translation adjustment	(344)	(230)	(244)	(159)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of zero and $(2) in 2022 and $1 and $(2) in 2021	32	43	(38)	(51)
Pension adjustment, net of tax (expense) benefit of zero and zero in 2022 and $2 and zero in 2021	—	2	—	—
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of zero and $12 in 2022 and zero and zero in 2021	141	(1)	107	(3)
Total other comprehensive income (loss)	(171)	(186)	(175)	(213)
Total comprehensive income (loss)	212	463	1,129	1,722
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	8	15	20	(65)
Comprehensive income (loss) from acquisition of redeemable noncontrolling interest	(15)	—	(15)	—
Total comprehensive income (loss) attributable to Bunge	$205	$478	$1,134	$1,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$956	$902
Trade accounts receivable (less allowances of $94 and $85) (Note 5)	2,336	2,112
Inventories (Note 6)	8,112	8,431
Assets held for sale (Note 3)	58	264
Other current assets (Note 7)	5,733	4,751
Total current assets	17,195	16,460
Property, plant and equipment, net	3,408	3,499
Operating lease assets	1,091	912
Goodwill	445	484
Other intangible assets, net	350	431
Investments in affiliates	981	764
Deferred income taxes	638	550
Other non-current assets (Note 8)	684	719
Total assets	$24,792	$23,819
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 14)	$1,327	$673
Current portion of long-term debt (Note 14)	773	504
Trade accounts payable (includes $906 and $568 carried at fair value)	4,455	4,250
Current operating lease obligations	436	350
Liabilities held for sale (Note 3)	13	122
Other current liabilities (Note 11)	3,563	3,425
Total current liabilities	10,567	9,324
Long-term debt (Note 14)	2,997	4,787
Deferred income taxes	335	338
Non-current operating lease obligations	602	506
Other non-current liabilities (Note 17)	918	658
Redeemable noncontrolling interest (Note 18)	2	381
Equity (Note 19):
Convertible perpetual preference shares, par value $.01; authorized – 21,000,000 shares, issued and outstanding: 2022 - zero shares, 2021 - 6,899,683 shares (liquidation preference $100 per share)	—	690
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2022 –149,796,910 shares, 2021 – 141,057,414 shares	1	1
Additional paid-in capital	6,655	5,590
Retained earnings	9,980	8,979
Accumulated other comprehensive income (loss) (Note 19)	(6,611)	(6,471)
Treasury shares, at cost; 2022 - 18,835,812 shares, 2021 - 16,726,697 shares	(1,320)	(1,120)
Total Bunge shareholders’ equity	8,705	7,669
Noncontrolling interests	666	156
Total equity	9,371	7,825
Total liabilities, redeemable noncontrolling interest and equity	$24,792	$23,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$1,304	$1,935
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	86	—
Foreign exchange (gain) loss on net debt	(96)	7
Bad debt expense	23	4
Depreciation, depletion and amortization	305	317
Share-based compensation expense	47	46
Deferred income tax expense (benefit)	(92)	(263)
(Gain) loss on sale of investments and property, plant and equipment	(7)	(416)
Other, net	(8)	(105)
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	(359)	(785)
Inventories	(229)	(771)
Trade accounts payable and accrued liabilities	259	1,268
Advances on sales	(81)	(129)
Net unrealized (gains) losses on derivative contracts	(456)	559
Margin deposits	(55)	280
Recoverable and income taxes, net	(201)	254
Marketable securities	341	(95)
Beneficial interest in securitized trade receivables	(5,288)	(3,621)
Other, net	(524)	(127)
Cash provided by (used for) operating activities	(5,031)	(1,642)
INVESTING ACTIVITIES
Payments made for capital expenditures	(353)	(239)
Proceeds from investments	217	171
Payments for investments	(225)	(217)
Settlements of net investment hedges	(153)	(29)
Proceeds from beneficial interest in securitized trade receivables	5,176	3,432
Payments for beneficial interest in securitized trade receivables	—	(177)
Proceeds from disposals of businesses and property, plant and equipment	496	646
Proceeds from sale of investments in affiliates	—	11
Payments for investments in affiliates	(55)	(46)
Other, net	10	10
Cash provided by (used for) investing activities	5,113	3,562
FINANCING ACTIVITIES
Proceeds from short-term debt	28,232	24,157
Repayments of short-term debt	(27,398)	(25,798)
Proceeds from long-term debt	48	998
Repayments of long-term debt	(1,029)	—
Proceeds from the exercise of options for common shares	30	72
Repurchases of common shares	(200)	(100)
Dividends paid to common and preference shareholders	(256)	(240)
Dividends paid to noncontrolling interest	—	(75)
Sale of noncontrolling interest	521	—
Acquisition of redeemable noncontrolling interest and noncontrolling interest	(102)	(147)
Other, net	52	(33)
Cash provided by (used for) financing activities	(102)	(1,166)
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	112	(79)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	92	675
Cash and cash equivalents, restricted cash, and cash held for sale - beginning of period	905	381
Cash and cash equivalents, restricted cash, and cash held for sale - end of period	$997	$1,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2022	$351	—	$—	151,885,454	$1	$6,595	$9,692	$(6,436)	$(1,120)	$457	$9,189
Net income (loss)	7	—	—	—	—	—	380	—	—	(4)	376
Other comprehensive income (loss)	11	—	—	—	—	—	—	(160)	—	(22)	(182)
Dividends on common shares, $0.625 per share	—	—	—	—	—	—	(92)	—	—	—	(92)
Acquisition of redeemable noncontrolling interest (Note 18)	(367)	—	—	—	—	45	—	(15)	—	235	265
Share-based compensation expense	—	—	—	—	—	15	—	—	—	—	15
Repurchase of common shares	—	—	—	(2,109,115)	—	—	—	—	(200)	—	(200)
Issuance of common shares, including stock dividends	—	—	—	20,571	—	—	—	—	—	—	—
Balance, September 30, 2022	$2	—	$—	149,796,910	$1	$6,655	$9,980	$(6,611)	$(1,320)	$666	$9,371

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2021	$483	6,899,683	$690	141,714,847	$1	$5,512	$8,259	$(6,258)	$(1,020)	$147	$7,331
Net income (loss)	2	—	—	—	—	—	653	—	—	(6)	647
Other comprehensive income (loss)	(11)	—	—	—	—	—	—	(178)	—	—	(178)
Dividends on common shares, $0.525 per share	—	—	—	—	—	—	(74)	—	—	—	(74)
Dividends on preference shares, $1.21875 per share	—	—	—	—	—	—	(8)	—	—	—	(8)
Dividends to noncontrolling interests on subsidiary common stock	(71)	—	—	—	—	—	—	—	—	(2)	(2)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Share-based compensation expense	—	—	—	—	—	17	—	—	—	—	17
Repurchase of common shares	—	—	—	(1,298,384)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	21,775	—	1	—	—	—	—	1
Balance, September 30, 2021	$403	6,899,683	$690	140,438,238	$1	$5,530	$8,830	$(6,436)	$(1,120)	$136	$7,631

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2022	$381	6,899,683	$690	141,057,414	$1	$5,590	$8,979	$(6,471)	$(1,120)	$156	$7,825
Net income (loss)	13	—	—	—	—	—	1,274	—	—	17	1,291
Other comprehensive income (loss)	(25)	—	—	—	—	—	—	(125)	—	(25)	(150)
Dividends on common shares, $1.775 per share	—	—	—	—	—	—	(268)	—	—	—	(268)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Sale of noncontrolling interest	—	—	—	—	—	234	—	—	—	287	521
Acquisition of redeemable noncontrolling interest (Note 18)	(367)	—	—	—	—	45	—	(15)	—	235	265
Share-based compensation expense	—	—	—	—	—	47	—	—	—	—	47
Repurchase of common shares	—	—	—	(2,109,115)	—	—	—	—	(200)	—	(200)
Conversion of preference shares to common shares	—	(6,899,683)	(690)	8,863,331	—	690	—	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	1,985,280	—	49	(5)	—	—	—	44
Balance, September 30, 2022	$2	—	$—	149,796,910	$1	$6,655	$9,980	$(6,611)	$(1,320)	$666	$9,371

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2021	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205
Net income (loss)	81	—	—	—	—	—	1,847	—	—	7	1,854
Other comprehensive income (loss)	(23)	—	—	—	—	—	—	(190)	—	—	(190)
Dividends on common shares, $1.550 per share	—	—	—	—	—	—	(221)	—	—	—	(221)
Dividends on preference shares, $3.65625 per share	—	—	—	—	—	—	(25)	—	—	—	(25)
Dividends to noncontrolling interests on subsidiary common stock	(71)	—	—	—	—	—	—	—	—	(4)	(4)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(3)	—	—	—	(3)
Disposition of noncontrolling interest in a subsidiary	1	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	46	—	—	—	—	46
Repurchase of common shares	—	—	—	(1,298,384)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	1,946,384	—	76	(4)	—	—	—	72
Balance, September 30, 2021	$403	6,899,683	$690	140,438,238	$1	$5,530	$8,830	$(6,436)	$(1,120)	$136	$7,631
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2021 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, forming part of Bunge’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
On September 4, 2022, Argentina’s government published Emergency Decree 576/2022, Programa de Incremento Exportador (the "Export Program"), aimed at boosting farmer selling, and in turn soybean exports. The Export Program introduced a new preferential U.S. dollar to Argentinian peso foreign exchange rate, available exclusively during the period between September 5 and September 30, 2022, payable to Argentinian farmers on qualifying Argentinian peso denominated sales of soybeans. Purchasers of the qualifying soybeans, including Bunge, received the same preferential rate on U.S. dollar funds placed onshore in Argentina and converted to Argentinian peso to fund soybean purchases.
Bunge is both a receiver of the preferential exchange rate for cash converted to Argentinian peso, as well as a payer of the same preferential rate on purchases of soybeans from farmers and related export duties. Transactions and monetary balances related to the Export Program were accounted for at the preferential rate. The net impact of the Export Program on Bunge's condensed consolidated statements of income was not material.
On August 1, 2022, Bayer AG (FRA: BAYN) acquired a 65% controlling interest in CoverCress Inc. ("CCI"), a Bunge Ventures portfolio company that has developed a novel low carbon-intensity winter oilseed crop called CoverCress™, by purchasing all equity interests in CCI other than those held by Bunge Ventures and Chevron USA, Inc., a subsidiary of Chevron Corporation ("Chevron", NYSE: CVX).
As a result of the transaction, during the three months ended September 30, 2022, the Company recorded an $18 million unrealized gain on its remaining 21.93% ownership interest in CCI within Other income (expense) – net of the Company’s condensed consolidated statements of income. Additionally, the Company reclassified its $44 million investment in CCI as of September 30, 2022 from Long-term Investments, within Other Non-current Assets, to Investments in affiliates in the condensed consolidated balance sheet. Both Bunge's investment in CCI and the above mentioned related unrealized gain are recorded within Corporate and Other activities.
On May 1, 2022, Bunge completed a transaction with Chevron to create a joint venture, Bunge Chevron Ag Renewables LLC (the "Joint Venture"), leveraging Bunge’s expertise in oilseed processing and farmer relationships, and Chevron’s expertise in fuels manufacturing and marketing, to help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks. Bunge has a 50% ownership interest in the Joint Venture. Bunge contributed certain property, plant, and equipment related to two of its soybean processing facilities to the Joint Venture, with a fair value totaling approximately $521 million, and Chevron contributed an approximately equal value of cash and working capital. Bunge has also committed to undertake certain capital improvements on the soybean processing facilities contributed to the Joint Venture, up to an estimated $80 million, at which point Chevron will contribute an additional equivalent amount in cash. Under the terms of the Joint Venture's agreements, Bunge will operate the Joint Venture’s facilities, and Chevron will have purchase rights for oil produced by the Joint Venture for use as a renewable feedstock to manufacture low lifecycle carbon intensity transportation fuels. See Note 9 - Variable Interest Entities for further accounting considerations related to this transaction.

Bunge has operations in Turkey, which until March 31, 2022, used the official exchange rate published by the Turkish government to translate the Company's commercial transactions and for financial statement re-measurement purposes. Over the last several years, Turkey has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, depreciation of the Turkish lira, and increasing borrowing rates, which have required the Turkish government to take mitigating actions. During the first quarter of 2022, Turkey became a highly inflationary economy as defined under U.S. GAAP. In accordance with ASC 830, Foreign Currency Matters, the financial statements of foreign entities in highly inflationary economies are required to be remeasured as if the functional currency were the reporting currency, commencing in the period subsequent to such economies becoming highly inflationary. As a result, effective April 1, 2022, the financial statements of Bunge's Turkish subsidiary have been remeasured using the reporting currency, the U.S. dollar, rather than the Turkish lira. This change has not had a material impact on Bunge's condensed consolidated financial statements.
Cash, Cash Equivalents, Restricted Cash, and Cash held for sale
    Restricted cash and cash held for sale is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows. The following table provides a reconciliation of cash and cash equivalents, restricted cash, and cash held for sale, reported within the condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

(US$ in millions)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$956	$1,033
Restricted cash included in Other current assets	5	23
Cash and cash equivalents in Assets held for sale	36	—
Total	$997	$1,056
Cash paid for taxes, which primarily comprises income taxes and value added taxes, net of refunds, was $383 million and $309 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for interest expense was $315 million and $231 million for the nine months ended September 30, 2022 and 2021, respectively.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, with subsequent updates through ASU 2021-01, which collectively provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting, to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance, and per the guidance, the Company is applying it prospectively to all eligible contract modifications through December 31, 2022. In March 2021, the United Kingdom's Financial Conduct Authority ("FCA"), responsible for regulating LIBOR, announced that most LIBOR settings would be discontinued after December 31, 2021, except for certain USD LIBOR settings, which will continue through June 30, 2023. In September 2021, the FCA further announced that it will require the LIBOR benchmark administrator to publish sterling and Japanese yen LIBOR settings under a synthetic methodology based on term risk-free rates for the duration of 2022. These synthetic LIBOR settings will be available only for use in legacy contracts and are not for use in new business.
Bunge has utilized the relief provided by Topic 848 to ensure financial reporting results reflect the intended continuation of such contracts and arrangements during the period of the market-wide transition to alternative reference rates. The expedients allow an eligible modified contract to be accounted for and presented as a continuation of the existing contract.
The Company has identified its LIBOR-based contracts that have been, or will be, impacted by the cessation of LIBOR. The Company continues to actively work with counterparties to incorporate fallback language in negotiated contracts, in addition to incorporating non-LIBOR reference rate and fallback language, when applicable, in new contracts. The modification of contracts is ongoing; however, as of September 30, 2022, the adoption of this guidance has not had a material impact on Bunge's condensed consolidated financial statements.

2.    UKRAINE-RUSSIA WAR
On February 24, 2022, Russia initiated a military invasion of Ukraine (the "war"). Ukraine forms part of a key international grain originating region and is also the world’s largest supplier of sunflower seed and sunflower oil; commodities that cannot be completely replaced from other origins. The scope, intensity, duration and outcome of the ongoing war is uncertain, and any continuation or escalation of the war may have a material adverse effect on Bunge, including its Ukrainian and Russian operations. Further details concerning the impact of the war and its corresponding accounting considerations relating to Bunge's Ukrainian and Russian operations are provided below.
Ukraine
Bunge's Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in the Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture. Bunge currently maintains control over all of its material operations and facilities in Ukraine.
As of the date of this report, no material damage has been noted at any of Bunge's Ukrainian facilities, including its Mykolaiv port facility, which sustained minor shelling damage earlier in the year. However, due to safety concerns, it is not always possible to conduct onsite physical inspections of all of the Company's Ukrainian facilities.
Immediately after the start of the invasion, Bunge temporarily idled its Ukrainian operations. However, Bunge has subsequently restarted certain commercial and operational activities in Ukraine, including oilseed crushing activities at its Dnipropetrovsk facility, as well as certain exports from Ukraine, including via the Black Sea from three Ukrainian ports (Pivdennyi/Yuzhnvi, Odesa, and Chornomorsk; the "POC corridor”), under an agreement between Ukraine and Russia, brokered by the United Nations and Turkey. Although operations in Ukraine have steadily increased during recent months, they remain limited and are subject to Bunge's ability to perform activities safely. Furthermore, Bunge's ability to continue these activities indefinitely is unknown.

The Company’s Ukrainian operations employ over 1,000 employees. While, as of the date of this report, some of the Company’s Ukrainian employees have been forced to relocate to other countries or elsewhere within Ukraine, our workforce remains largely intact. The safety of Bunge's employees is its top priority. The Company is actively providing support and resources to employees and their families who have been impacted by these events, and Bunge employees in neighboring countries have mobilized to provide accommodation, food, clothing, toys and other supplies for displaced colleagues and their families. Bunge is also committed to supporting humanitarian efforts in Ukraine and has provided approximately $3 million in food products and monetary assistance to multiple relief organizations helping the people of Ukraine.

In accordance with industry standards, Bunge has insured against many types of risks, including against certain of the losses that we have or may experience in the future. However, the Company's level of insurance may not cover all losses the Company could incur.
The condensed consolidated balance sheet and related discussion below provides information on the Company’s major classes of assets and liabilities in Ukraine. As of September 30, 2022, total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries each comprise approximately 1% of Bunge’s consolidated Total assets and Total liabilities, respectively.
Due to the nature of the war and its rapidly shifting areas of active combat, it is currently not possible to obtain all information necessary to determine all financial statement impacts. As such, the various financial statement impacts and related disclosures presented in these interim financial statements represent management’s best estimates considering available facts and circumstances as of the date of this report.
The functional currency of Bunge’s Ukrainian subsidiaries is the U.S. dollar and the foreign exchange rates used to convert assets and liabilities denominated in Ukrainian hryvnia represent the official exchange rates published by the National Bank of Ukraine. Following the onset of the war, the Ukrainian government imposed restrictions on companies’ abilities to repatriate or otherwise remit cash from their Ukrainian-based operations to locations outside Ukraine. However, these restrictions are not expected to persist indefinitely and the Ukrainian government has eased certain restrictions surrounding the payment of international purchase invoices during the three months ended September 30, 2022. The restrictions have not adversely impacted the Company's Ukrainian operations. Bunge is able to readily purchase U.S. dollars and other non-Ukrainian currencies onshore in Ukraine to pay for imports of goods and allowed services, where needed. Bunge is also able to sell foreign currency onshore in Ukraine. Bunge continues to exercise control of and consolidates its Ukrainian subsidiaries.

The condensed consolidated balance sheet related to the Company’s Ukrainian operations as of September 30, 2022 consists of the following:

(US$ in millions)	September 30, 2022
Current assets:
Cash and cash equivalents	$1
Trade accounts receivable (less allowances of zero)	4
Inventories	39
Other current assets	56
Total current assets	100
Property, plant and equipment, net	136
Other non-current assets	57
Total assets	$293

Current liabilities:
Trade accounts payable and accrued liabilities	$12
Short-term debt	161
Other current liabilities	3
Total current liabilities	176
Non-current liabilities	4
Total liabilities	$180

Inventories—Bunge’s Ukrainian inventories generally comprise agricultural commodity inventories, primarily sunflower seeds, sunflower meal, sunflower oil, corn, and wheat. Due to their commodity characteristics, widely available markets, and international pricing mechanisms, such inventories are generally carried at fair value. Following the creation of the POC corridor during the three months ended September 30, 2022, Bunge is able to market and make available for immediate delivery certain of its Ukrainian inventories at internationally-quoted prices. These inventories were carried at fair value as of September 30, 2022. Where the Company's inventories do not qualify to be recorded at fair value, primarily due to their physical location being close to active combat zones or in difficult to access locations with high costs of recovery, they are recorded at the lower of cost or net realizable value, by product category. In such instances, a thorough onsite physical inspection of the inventories is not currently possible due to safety concerns. As such, significant judgments have been made in estimating the net realizable value of the Company’s Ukrainian inventories.
As of September 30, 2022, the Company evaluated the recoverability of its inventories inside Ukraine considering the latest information available to management regarding: the current status of the war; expectations regarding continued escalation of conflict and the likelihood and timing of a potential peaceful resolution to the war; the physical location and condition of Bunge's inventories, including expectations regarding the timing of spoilage and the rate at which inventories can be transported from their current location to markets in other parts of Ukraine or exported to adjacent markets. As a result of this analysis, during the three and nine months ended September 30, 2022, the Company recorded reserves of zero and $71 million, respectively, related to inventories physically located in occupied territories in Ukraine, or in difficult to access locations with high costs of recovery.

The Company also recorded zero and $6 million in corresponding allowances for recoverable tax assets generated on the purchase of such inventories during the three and nine months ended September 30, 2022, respectively.

Other current assets—Comprises $28 million of marketable securities and other short-term investments, $22 million of recoverable taxes, net, and $6 million of various other items, as follows:
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

In addition to the marketable securities and other short-term investments belonging to Bunge’s Ukrainian subsidiaries, as shown in the above balance sheet, certain of the Company’s non-Ukrainian subsidiaries hold certain U.S. dollar denominated, non-Ukrainian (“off-shore”) corporate debt securities of issuers with significant exposure to Ukraine. The values of these off-shore securities are directly impacted by the ongoing war. Such items, again reported within Other current assets as marketable securities and other short-term investments, totaled $8 million as of September 30, 2022.
As a result of the war, trading in the Ukrainian and Ukrainian-exposed debt securities has largely ceased. As such, at September 30, 2022, the prices of such securities were determined using pricing models with inputs based on similar securities adjusted to reflect management’s best estimate of the specific characteristics of the securities held by the Company. Such inputs represent a significant component of the fair value of the securities held by the Company, resulting in the securities being classified as Level 3 in the Company’s table of assets and liabilities accounted for at fair value on a recurring basis in Note 12 - Fair Value Measurements.
During the three and nine months ended September 30, 2022, the Company recorded a combined $7 million and $76 million loss, respectively, on its “on-shore” and “off-shore” portfolios, within Other income (expense) – net, in the condensed consolidated statement of income, of which $45 million relates to securities still held at September 30, 2022.
• Recoverable taxes, net—Comprise value-added taxes paid upon the acquisition of property, plant and equipment, raw materials, taxable services, and other transactional taxes, recoverable in cash from the Ukrainian government. Bunge has continued to receive refunds of recoverable taxes from the Ukrainian government since the start of the war, including as recently as early October, 2022. Therefore, as of September 30, 2022, and during the three and nine months then ended, Bunge has not recorded any change in allowances for recoverable taxes in Ukraine except for those associated with the Company's write-off of inventories, described above.
•Other—Primarily comprise prepaid expenses and advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
Property, plant, and equipment, net—As described above, since the onset of the war, Bunge’s Mykolaiv port facility has sustained immaterial damage. Accordingly, the Company has recorded impairment provisions of zero and $2 million in relation to such damage, within Cost of goods sold, during the three and nine months ended September 30, 2022, respectively. The expense was recorded in the Agribusiness segment.
In light of the war, as of September 30, 2022, Bunge evaluated the recoverability of its Ukrainian property, plant and equipment using an income method based on forecasts of expected future cash flows attributable to the respective assets under a range of possible outcomes, including those with reduced or no future cash flows, and concluded that the Company's Ukrainian property, plant and equipment was recoverable. The recoverability tests depend on a number of significant estimates and assumptions, including the likelihood and timing of a potential peaceful resolution to the war, the likelihood and timing of resuming Bunge's remaining Ukrainian operations, expectations around the size of future harvests in Ukraine and the availability and costs of raw materials commodities and inputs, and market demand levels for products. The Company believes these estimates and assumptions are reasonable, and the reported amounts are not highly sensitive to any individual assumption underlying the recoverability tests. However, future changes in the judgments, assumptions, and estimates used in these recoverability tests could result in different conclusions regarding the recoverability of the Company's Ukrainian property, plant and equipment and may result in the need for the Company to record non-cash impairment charges of its Ukrainian property, plant and equipment at such time.
Other non-current assets—Comprises $34 million of deferred tax assets, $12 million of operating lease right-of-use assets associated with Bunge’s facilities, $5 million of recoverable taxes, net, expected to be realized in periods greater than twelve months from the balance sheet date, and $6 million of various other items.
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

Russia
In response to Russia's invasion of Ukraine, the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and Russian enterprises. The continuation or escalation of the war may trigger additional economic and other sanctions. The scope or extent of potential additional sanctions, and the related impact on Bunge is unknown, as of the date of this report.
Bunge currently maintains control over its Russian subsidiary and related operations and continues to monitor developments regarding the legal and operational environments in Russia together with their related impacts on the Company’s operations. During the three and nine months ended September 30, 2022, the Company's Russian subsidiaries have not experienced any material financial statement impacts as a result of the war.
On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia, to Karen Vanetsyan. Please refer to Note 3 - Acquisitions and Dispositions for further details regarding the transaction.
The functional currency of Bunge’s Russian subsidiaries is the Russian ruble (RUB) and the foreign exchange rates used to convert assets and liabilities denominated in Russian rubles represent the official exchange rates published by the Central Bank of the Russian Federation. Since the onset of the war, the Russian government has imposed restrictions on companies’ abilities to repatriate or otherwise remit cash from their Russian-based operations to various locations outside of Russia, including limiting capital repayments to non-Russian entities to RUB 10 million ($0.2 million) per month. However, Bunge currently remains able to readily purchase U.S. dollars and other non-Russian currencies onshore in Russia in order to make international payments for commercial contracts.

3.    ACQUISITIONS AND DISPOSITIONS
Assets held for sale and Liabilities held for sale
Russian Oilseed Processing and Refining Operations Disposition
On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia, to Karen Vanetsyan (the "Buyer"), in exchange for a cash price approximately equal to the book value of the disposal group's net assets. Additionally, cumulative translation adjustment losses, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $84 million, recognized in Cost of goods sold during the three and nine months ended September 30, 2022. In connection with the transaction, Bunge has agreed to indemnify the Buyer against certain legal claims involving Bunge's Russian subsidiary. Management believes the likelihood of any loss related to the claims underlying the expected indemnity is remote. Completion of the sale is subject to customary closing conditions, including regulatory approvals.
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the condensed consolidated balance sheet as of September 30, 2022. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale comprise $15 million, $37 million, and $6 million, reported under the Agribusiness segment, Refined and Specialty Oils segment, and Corporate and Other, respectively. Liabilities held for sale comprise $4 million and $9 million, reported under the Agribusiness segment and Refined and Specialty Oils segment, respectively.

(US$ in millions)	September 30, 2022
Cash and cash equivalents	$36
Trade accounts receivable (less allowances of zero)	21
Inventories	17
Other current assets	12
Property, plant and equipment, net	30
Goodwill & Other intangible assets, net	10
Other non-current assets	16
Impairment reserve	(84)
Assets held for sale	$58

Trade accounts payable and accrued liabilities	$6
Other current liabilities	7
Total liabilities held for sale	$13
Mexico Wheat Milling Disposition
On October 12, 2021, Bunge entered into an agreement to sell substantially all of its wheat milling business in Mexico in exchange for cash proceeds approximately equal to the book value of Property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital to be transferred on closing. Additionally, cumulative translation adjustments, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $170 million, recognized in Cost of goods sold for the year ended December 31, 2021. The Company also incurred a $30 million tax expense in connection with the disposal. On September 14, 2022, the transaction closed in accordance with the terms of the agreement.

The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group, reported under the Milling segment:

(US$ in millions)
Trade accounts receivable	$73
Inventories	187
Other current assets	7
Property, plant and equipment, net	164
Operating lease assets	2
Goodwill & Other intangible assets, net	86
Impairment reserve	(170)
Total assets	$349

Trade accounts payable	$13
Current operating lease obligations	1
Other current liabilities	5
Total liabilities	$19

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
            As of September 30, 2022 and December 31, 2021, time deposits and LCs of $6,123 million and $6,543 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At September 30, 2022 and December 31, 2021, time deposits, including those presented on a net basis, carried weighted-average interest rates of 2.84% and 1.08%, respectively. During the nine months ended September 30, 2022 and 2021, total net proceeds from issuances of LCs were $5,045 million and $5,379 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in Secured Overnight Financing Rate ("SOFR"), or LIBOR for trades prior to January 1, 2022, for a period of up to 365 days. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR, or LIBOR for trades prior to January 1, 2022, is not significant as of September 30, 2022 or December 31, 2021. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 are included in Note 13 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and nine month periods ended September 30, 2022 and 2021.

5.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for lifetime expected credit losses related to trade accounts receivable were as follows:

	Nine Months Ended September 30, 2022
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2022	$85	$47	$132
Current period provisions	49	1	50
Recoveries	(27)	(1)	(28)
Write-offs charged against the allowance	(11)	(3)	(14)
Foreign exchange translation differences	(2)	1	(1)
Allowance as of September 30, 2022	$94	$45	$139

(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

	Nine Months Ended September 30, 2021
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2021	$93	$51	$144
Current period provisions	25	—	25
Recoveries	(20)	(1)	(21)
Write-offs charged against the allowance	(3)	—	(3)
Foreign exchange translation differences	(2)	(2)	(4)
Allowance as of September 30, 2021	$93	$48	$141
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

(US$ in millions)	September 30, 2022	December 31, 2021
Receivables sold that were derecognized from Bunge's condensed consolidated balance sheet	$1,712	$1,426
Deferred purchase price included in Other current assets (1)	$607	$496
(1)    Bunge's risk of loss following the sale of the trade receivables is limited to the deferred purchase price ("DPP"), included in Other current assets in the condensed consolidated balance sheets (see Note 7 - Other Current Assets). The DPP will be repaid in cash as receivables are collected, generally within 30 days of collection. Provisions for delinquencies and credit losses on trade receivables sold under the Program were $5 million and $5 million at September 30, 2022 and December 31, 2021, respectively.

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2022	2021
Gross receivables sold	$13,182	$10,658
Proceeds received in cash related to transfers of receivables	$12,455	$10,015
Cash collections from customers on receivables previously sold	$13,035	$10,061
Discounts related to gross receivables sold included in Selling, general and administrative expense	$12	$6

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

(US$ in millions)	September 30, 2022	December 31, 2021
Agribusiness (1)	$6,552	$6,800
Refined and Specialty Oils (2)	1,318	1,310
Milling (3)	238	319
Corporate and Other	4	2
Total	$8,112	$8,431
(1)    Includes RMI of $6,144 million and $6,490 million at September 30, 2022, and December 31, 2021, respectively.  Of these amounts, $4,834 million and $4,857 million can be attributable to merchandising activities at September 30, 2022, and December 31, 2021, respectively.
(2)    Includes RMI of $296 million and $257 million at September 30, 2022, and December 31, 2021, respectively.
(3)    Includes RMI of $3 million and $122 million at September 30, 2022, and December 31, 2021, respectively.

7.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2022	December 31, 2021
Unrealized gains on derivative contracts, at fair value	$2,484	$1,630
Prepaid commodity purchase contracts (1)	254	186
Secured advances to suppliers, net (2)	305	375
Recoverable taxes, net	394	347
Margin deposits	596	569
Deferred purchase price receivable(3)	607	496
Marketable securities and other short-term investments(4)	90	520
Income taxes receivable	122	47
Prepaid expenses	548	380
Restricted cash	5	3
Other	328	198
Total	$5,733	$4,751
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing activities. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $6 million at September 30, 2022, and $3 million at December 31, 2021.
    Interest earned on secured advances to suppliers of $4 million and $5 million for the three months ended September 30, 2022, and 2021, respectively, and $16 million and $18 million for the nine months ended September 30, 2022, and 2021, respectively, is included in Net sales in the condensed consolidated statements of income.
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

(US$ in millions)	September 30, 2022	December 31, 2021
Foreign government securities	$39	$261
Corporate debt securities	10	158
Equity securities	26	60
Other	15	41
Total	$90	$520
    As of September 30, 2022, and December 31, 2021, $73 million and $479 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximated their fair values. For the three months ended September 30, 2022, and 2021, unrealized losses of $9 million and unrealized gains of $42 million, respectively, have been recognized in Other income (expense) - net for investments held at September 30, 2022, and 2021. For the nine months ended September 30, 2022 and 2021, unrealized losses of $123 million and unrealized gains of $60 million, respectively, have been recognized in Other income (expense) - net for investments held at September 30, 2022, and 2021.

8.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2022	December 31, 2021
Recoverable taxes, net (1)	$50	$66
Judicial deposits (1)	109	89
Other long-term receivables, net	6	11
Income taxes receivable	143	139
Long-term investments (2)	218	196
Affiliate loans receivable	10	16
Long-term receivables from farmers in Brazil, net (1)	30	33
Unrealized gains on derivative contracts, at fair value	5	49
Other	113	120
Total	$684	$719
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    As of September 30, 2022, and December 31, 2021, $9 million and $12 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $14 million and $18 million at September 30, 2022, and December 31, 2021, respectively.
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

The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2022, and the year ended December 31, 2021, was $98 million and $92 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2022		December 31, 2021
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$38	$32	$42	$35
Renegotiated amounts	2	2	3	1
For which no allowance has been provided:
Legal collection process (1)	20	—	20	—
Renegotiated amounts (2)	4	—	2	—
Other long-term receivables (3)	—	—	2	—
Total	$64	$34	$69	$36
(1)    All amounts in legal collection processes are considered past due upon initiation of legal action.
(2)    These renegotiated amounts are current on repayment terms.
(3)    New advances expected to be realized through farmer commitments to deliver agricultural commodities in crop periods greater than twelve months from the balance sheet date. Such advances are reclassified from Other non-current assets to Other current assets in later periods depending on the expected date of their realization.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Nine Months Ended September 30,
(US$ in millions)	2022	2021
Allowance as of January 1	$36	$63
Bad debt provisions	2	2
Recoveries	(6)	(4)
Write-offs	(1)	(4)
Transfers	1	(1)
Foreign exchange translation	2	(2)
Allowance as of September 30	$34	$54

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
The Joint Venture's assets can only be used to settle the Joint Venture’s own obligations and the Joint Venture’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with the Joint Venture at any given time. The following table presents the values of the assets and liabilities associated with the Joint Venture, which are included in Bunge’s condensed consolidated balance sheet as of September 30, 2022. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such these VIEs have been excluded from the below table:

(US$ in millions)	September 30, 2022
Current assets:
Cash and cash equivalents	$509
Trade accounts receivable	5
Inventories	74
Other current assets	131
Total current assets	719
Property, plant and equipment, net	61
Total assets	$780

Current liabilities:
Trade accounts payable and accrued liabilities	$49
Other current liabilities	129
Total current liabilities	178
Total liabilities	$178
Non-Consolidated Variable Interest Entities
On June 10, 2022, Bunge completed its acquisition of a 33% interest in Sinagro Produtos Agropecuários S.A. ("Sinagro"), a Brazilian distributor of agricultural inputs and originator of grains, in exchange for Brazilian real (R$) 280 million (approximately $53 million). As of September 30, 2022, the Company's maximum exposure to loss related to this unconsolidated VIE is limited to the investment balance of approximately $49 million. However, as part of the acquisition cost, Bunge has committed to provide certain future guarantees of Sinagro’s approximately R$329 million (approximately $61 million) third-party indebtedness in proportion to Bunge’s 33% equity holding, representing a maximum expected future guarantee of approximately R$110 million (approximately $20 million).

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
Income tax expense for the three and nine months ended September 30, 2022, was $113 million and $257 million, respectively. Income tax expense for the three and nine months ended September 30, 2021, was $92 million and $334 million, respectively. The effective tax rate for the three months ended September 30, 2022, was higher than the U.S. statutory rate of 21% primarily due to unfavorable tax impact on North American and expected European dispositions and the effective tax rate for the nine months ended September 30, 2022, was lower than the U.S. statutory rate of 21%, primarily due to favorable earnings mix, incentives in South America, and the release of valuation allowances in Europe and Asia. The effective tax rate for the three and nine months ended September 30, 2021, was lower than the U.S. statutory rate of 21% primarily due to favorable earnings mix and incentives in South and North America.

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

11.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2022	December 31, 2021
Unrealized losses on derivative contracts, at fair value	$2,041	$1,713
Accrued liabilities	686	689
Advances on sales (1)	339	437
Income tax payable	54	168
Other	443	418
Total	$3,563	$3,425
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
The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2022				December 31, 2021
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$5,583	$860	$6,443	$—	$6,664	$205	$6,869
Trade accounts receivable (1)	—	5	—	5	—	1	—	1
Unrealized gain on derivative contracts (2):
Interest rate	—	2	—	2	—	49	—	49
Foreign exchange	1	843	—	844	—	340	—	340
Commodities	212	1,106	103	1,421	63	1,055	34	1,152
Freight	121	—	—	121	79	5	—	84
Energy	86	10	—	96	44	4	—	48
Credit	—	5	—	5	—	6	—	6
Equity	—	—	—	—	1	—	—	1
Other (3)	37	179	36	252	91	406	—	497
Total assets	$457	$7,733	$999	$9,189	$278	$8,530	$239	$9,047
Liabilities:
Trade accounts payable (1)	$—	$564	$342	$906	$—	$545	$23	$568
Unrealized loss on derivative contracts (4):
Interest rate	—	362	—	362	—	47	—	47
Foreign exchange	1	837	—	838	—	309	—	309
Commodities	190	770	43	1,003	98	1,051	65	1,214
Freight	74	—	—	74	162	—	—	162
Energy	111	2	—	113	29	1	—	30
Credit	—	2	—	2	—	1	—	1
Total liabilities	$376	$2,537	$385	$3,298	$289	$1,954	$88	$2,331
(1)     These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)     Unrealized gains on derivative contracts are generally included in Other current assets. There were $5 million and $49 million included in Other non-current assets at September 30, 2022, and December 31, 2021, respectively. There were no unrealized gains on derivative contracts included in Assets held for sale at September 30, 2022, and $2 million included in Assets held for sale at December 31, 2021.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $351 million and $49 million included in Other non-current liabilities at September 30, 2022, and December 31, 2021, respectively. There were no unrealized losses on derivative contracts included in Liabilities held for sale at September 30, 2022, and $1 million was included in Liabilities held for sale at December 31, 2021.
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

Marketable securities and investments—comprise government treasury securities, corporate debt securities and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as Level 1. Marketable securities and investments with less-liquid prices are valued using third-party quotes or pricing models and classified as Level 2 or Level 3 as described below.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022, and 2021. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended September 30, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, July 1, 2022	$941	$10	$(271)	$66	$746
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	251	60	3	—	314
Total gains and losses (realized/unrealized) included in Foreign exchange (losses) gains	—	—	—	(7)	(7)
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(7)	(7)
Purchases	732	—	(63)	—	669
Sales	(1,584)	—	—	—	(1,584)
Issuances	—	—	—	—	—
Settlements	—	—	69	(16)	53
Transfers into Level 3	727	(3)	(88)	—	636
Transfers out of Level 3	(182)	(7)	—	—	(189)
Translation adjustment	(25)	—	8	—	(17)
Balance, September 30, 2022	$860	$60	$(342)	$36	$614
(1) Readily marketable inventories, derivatives, net, and trade accounts payable, include gains/(losses) of $313 million, $62 million and $3 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2022.
(2) Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $7 million in mark-to-market losses related to securities still held at September 30, 2022.

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
(1)    Readily marketable inventories, derivatives, net, and trade accounts payable, includes gains/(losses) of $84 million, $15 million and $7 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2021.

	Nine Months Ended September 30, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2022	$205	$(31)	$(23)	$—	$151
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	421	87	36	—	544
Total gains and losses (realized/unrealized) included in Foreign exchange (losses) gains	—	—	—	(7)	(7)
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(76)	(76)
Purchases	2,834	—	(509)	—	2,325
Sales	(4,271)	—	—	—	(4,271)
Issuances	—	—	—	—	—
Settlements	—	—	394	(101)	293
Transfers into Level 3	2,142	25	(434)	218	1,951
Transfers out of Level 3	(360)	(21)	146	—	(235)
Translation adjustment	(111)	—	48	2	(61)
Balance, September 30, 2022	$860	$60	$(342)	$36	$614
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $480 million, $89 million and $30 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2022.
(2) Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $45 million in mark-to-market losses related to securities still held at September 30, 2022.

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
(1)    Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $347 million, $(19) million and $15 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2021.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted sales, purchases and selling, general and administrative expenses with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through July 2023. Of the amount currently in Accumulated other comprehensive income (loss), $4 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	September 30, 2022	December 31, 2021	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap	$3,680	$4,006	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(359)	$—	$ Notional
Carrying value of hedged debt	$3,303	$3,990	$ Notional

Fair value hedges of currency risk
Cross currency swap	$213	$267	$ Notional
Carrying value of hedged debt	$213	$267	$ Notional

Cash flow hedges of currency risk
Foreign currency forward	$318	$148	$ Notional
Foreign currency option	$60	$60	$ Notional

Net investment hedges
Foreign currency forward	$932	$1,020	$ Notional

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
The table below summarizes the volume of economic derivatives as of September 30, 2022 and December 31, 2021. For those contracts traded bilaterally through the OTC markets (e.g., forwards, forward rate agreements ("FRAs"), swaps, and variable interests rate obligations), the gross position is provided. For exchange traded (e.g., futures, FFAs and options) and cleared positions (e.g., energy swaps), the net position is provided.

	September 30,		December 31,
	2022		2021		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$75	$(788)	$2,924	$(2,506)	$ Notional
Futures	$—	$(16)	$—	$—	$ Notional
Currency
Forwards	$10,794	$(11,145)	$12,961	$(14,065)	$ Notional
Swaps	$3,294	$(3,557)	$1,362	$(1,422)	$ Notional
Futures	$11	$—	$—	$(8)	$ Notional
Options	$81	$(80)	$88	$(106)	Delta
Agricultural commodities
Forwards	31,678,168	(30,332,548)	29,329,244	(34,810,969)	Metric Tons
Swaps	—	(2,272,494)	33,250	(502,652)	Metric Tons
Futures	—	(1,747,421)	—	(7,221,848)	Metric Tons
Options	11,547	(350,333)	218,106	(116,370)	Metric Tons
Ocean freight
FFA	—	(11,512)	—	(6,713)	Hire Days
FFA options	77	—	548	—	Hire Days
Natural gas
Swaps	895,261	—	1,764,455	—	MMBtus
Futures	—	(4,163,882)	5,147,500	—	MMBtus
Energy - other
Swaps	350,257	(122,226)	741,307	(426,476)	Metric Tons
Electricity
Swaps	536,325	(169,356)	670,973	(256,949)	Mwh
Energy - CO2
Futures	349,000	—	—	—	Metric Tons
Other
Swaps and futures	$23	$(45)	$20	$(585)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(US$ in millions)		2022	2021
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$—	$1

Cost of goods sold
Hedge accounting	Foreign currency	$3	$—
Economic hedges	Foreign currency	$59	$(207)
	Commodities	$303	242
	Other (1)	$(3)	(84)
Total Cost of goods sold		$362	$(49)

Selling, general & administrative
Hedge Accounting	Foreign exchange	$(1)	$—

Interest expense
Hedge accounting	Interest rate	$(8)	$8

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$2	$(3)
Economic hedges	Foreign currency	14	68
Total Foreign exchange gains (losses)		$16	$65

Other income (expense)
Economic hedges	Interest Rate	$1	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(2)	$1
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$38	$(5)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(4)	$52

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(18)	$(1)
(1)    Other includes results from freight, energy and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Nine months ended September 30,
(US$ in millions)		2022	2021
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$7	$2

Cost of goods sold
Hedge accounting	Foreign currency	$3	$—
Economic hedges	Foreign currency	$482	$(23)
	Commodities	(318)	(1,494)
	Other (1)	90	175
Total Cost of goods sold		$257	$(1,342)

Selling, general & administrative
Hedge accounting	Foreign exchange	$(1)	—

Interest expense
Hedge accounting	Interest rate	$(12)	$21
Economic hedges	Interest rate	1	—
Total Interest expense		$(11)	$21

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(35)	$(20)
Economic hedges	Foreign currency	130	1
Total Foreign exchange gains (losses)		$95	$(19)

Other income (expense)
Economic hedges	Interest rate	$2	$1

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$—	$(1)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$72	$(2)
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(110)	$(6)

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(25)	$(3)
(1)    Other includes results from freight, energy and other derivatives.

14.    DEBT
Bunge’s $600 million commercial paper program is supported by an identical amount of committed back-up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor’s Financial Services and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At September 30, 2022, and December 31, 2021, there were $215 million and no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility, respectively. The Liquidity Facility is Bunge's only revolving credit facility that requires lenders to maintain minimum credit ratings. The Liquidity Facility is set to expire on July 16, 2026.
Bunge had no borrowings outstanding at September 30, 2022, under the unsecured $1.1 billion 364-day Revolving Credit Agreement (the "$1.1 Billion Credit Agreement"), with a group of lenders, entered into on July 15, 2022, and maturing on July 14, 2023. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at the SOFR plus a credit spread adjustment and applicable margin, as defined in the $1.1 Billion Credit Agreement. The $1.1 Billion Credit Agreement replaces the previous unsecured $1 billion 364-day Revolving Credit Agreement (the "$1 Billion Credit Agreement") that matured on July 15, 2022.
Bunge had no borrowings outstanding at September 30, 2022, and December 31, 2021, under the unsecured committed $1.35 billion 5-year Revolving Credit Agreement (the "$1.35 Billion Credit Agreement") with a group of lenders, maturing July 16, 2026. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by an aggregate amount up to $200 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1.35 Billion Credit Agreement.
Bunge had no borrowings outstanding at September 30, 2022, and December 31, 2021, under the unsecured $865 million Revolving Credit Agreement (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $865 Million 2026 Facility.
Bunge had no borrowings outstanding at September 30, 2022, and December 31, 2021, under the unsecured $1.75 billion Revolving Credit Facility ("$1.75 Billion Revolving Credit Facility"), set to mature on December 16, 2024. The interest rate under the $1.75 Billion Revolving Credit Facility is tied to certain sustainability criteria, including, but not limited to, recently established science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision. Borrowings under the $1.75 Billion Revolving Credit Facility will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Services Inc. and S&P Global Ratings. Bunge will also pay a fee that will vary from 0.10% to 0.40% based on its utilization of the Revolving Credit Facility.
At September 30, 2022, Bunge had $6,700 million unused and available committed borrowing capacity under committed revolving credit facilities and the commercial paper program, totaling $5,665 million, in addition to $1,250 million in committed unsecured delayed draw term loans, as discussed below. At December 31, 2021, Bunge had $5,815 million unused and available committed borrowing capacity under committed revolving credit facilities and the commercial paper program, totaling $5,565 million, in addition to $250 million in committed unsecured delayed draw term loans, as discussed below.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on financing requirements. At September 30, 2022, and December 31, 2021, there were $125 million in borrowings and no borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $987 million and $673 million in short-term borrowings outstanding under local bank lines of credit at September 30, 2022, and December 31, 2021, respectively, to support working capital requirements.

The fair value of Bunge’s long-term debt is based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair value of long-term debt are as follows:

	September 30, 2022		December 31, 2021
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$3,770	$3,800	$5,291	$5,489
On February 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 4.35% unsecured senior notes (the "4.35% Senior Notes") due March 15, 2024. The redemption for the 4.35% Senior Notes occurred on March 10, 2022. In connection with the redemption, during the nine months ended September 30, 2022, the Company recorded a $47 million charge within Interest expense, of which $31 million related to a "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022, redemption date, and $16 million related to the reclassification of unrealized mark-to-market losses on terminated and de-designated interest rate hedges.
On August 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 3.00% senior notes (the "3.00% Senior Notes") due September 25, 2022. The redemption for the 3.00% Senior Notes occurred on September 7, 2022. In connection with the redemption, during the three and nine months ended September 30, 2022, the Company recorded a $405 million payment for redemption of the notes, at par, plus accrued and unpaid interest.
On July 26, 2022, and later amended on October 7, 2022, Bunge entered into an unsecured $750 million delayed draw term loan (the "$750 Million Delayed Draw Term Loan") with a group of lenders giving Bunge the option to draw the loan by January 25, 2023. The $750 Million Delayed Draw Term Loan will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $750 Million Delayed Draw Term Loan agreement. The $750 Million Delayed Draw Term Loan matures on October 24, 2025.
On August 5, 2022, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million February 2023 Delayed Draw Term Loan") with a group of lenders that is required to be drawn by February 2, 2023. The $250 Million February 2023 Delayed Draw Term Loan will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $250 Million February 2023 Delayed Draw Term Loan agreement. The $250 Million February 2023 Delayed Draw Term Loan matures on August 5, 2027.
On October 29, 2021, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million October 2022 Delayed Draw Term Loan") with a group of lenders that is required to be drawn by October 27, 2022. The $250 Million October 2022 Delayed Draw Term Loan will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $250 Million October 2022 Delayed Draw Term Loan agreement. The $250 Million October 2022 Delayed Draw Term Loan matures on October 29, 2028, and was drawn on October 21, 2022.

15.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 6% or less of total Cost of goods sold for the three and nine months ended September 30, 2022, and 2021. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three and nine months ended September 30, 2022, and 2021.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three and nine months ended September 30, 2022, and 2021, such services were not material to the Company's consolidated results.
At September 30, 2022, and December 31, 2021, receivables related to the above related party transactions comprised approximately 1% or less of total Trade accounts receivable. At September 30, 2022, and December 31, 2021, payables related to the above related party transactions comprised approximately 5% or less of total Trade accounts payable.
Bunge believes all transaction values to be similar to those that would be conducted with third parties.

16.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2021. Included in Other non-current liabilities as of September 30, 2022, and December 31, 2021, are the following amounts related to these matters:

(US$ in millions)	September 30, 2022	December 31, 2021
Non-income tax claims	$18	$15
Labor claims	73	72
Civil and other claims	99	95
Total	$190	$182
Non-income tax claims
Brazil Indirect Taxes - These tax claims relate to ongoing claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS).
As of September 30, 2022, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	September 30, 2022	December 31, 2021
ICMS	1990 to Present	$198	$222
PIS/COFINS	2002 to Present	$335	$228

Labor claims
The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims
The civil and other claims relate to various disputes with third parties, including suppliers and customers.
During the first quarter of 2017, Bunge received a notice from the Brazilian Administrative Council for Economic Defense ("CADE") initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, and several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. While a co-defendant obtained an injunction to stay the proceeding in 2019, on October 24, 2022, a Brazilian appellate court reversed that injunction and the proceeding has resumed before the Brazilian CADE.
Guarantees
Bunge has issued or was a party to the following guarantees at September 30, 2022:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$241
Residual value guarantee (2)	301
Other guarantees	5
Total	$547
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such debt facilities at September 30, 2022, Bunge's potential liability was $228 million, and it has recorded a $3 million obligation related to these guarantees within Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2022 through 2029. At September 30, 2022, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

17.    OTHER NON-CURRENT LIABILITIES

(US$ in millions)	September 30, 2022	December 31, 2021
Labor, legal, and other provisions	$196	$187
Pension and post-retirement obligations (1)	207	227
Uncertain income tax positions (2)	65	73
Unrealized losses on derivative contracts, at fair value (3)	351	49
Other	99	122
Total	$918	$658

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
In connection with the settlement, during the nine months ended September 30, 2022, the Company recorded a $41 million pretax gain within Other income (expense) - net in its condensed consolidated statements of income, comprising a $4 million settlement of the related defined benefit plan obligations as well as the reclassification of $37 million in unamortized actuarial gains from Accumulated other comprehensive income (loss). Of this pretax gain, $12 million was attributable to Redeemable non-controlling interests.
(2)See Note 10- Income Taxes.
(3)See Note 12 - Fair Value Measurements.

18.    REDEEMABLE NONCONTROLLING INTEREST
In connection with the acquisition of a 70% ownership interest in Bunge Loders Croklaan Group B.V. ("Loders"), the Company entered into a put/call arrangement with the Loders minority shareholder through which it may be required or elect to purchase the additional 30% ownership interest in Loders within a specified time frame.
Since the acquisition of the 70% ownership in Loders, the Company classified these redeemable equity securities outside of permanent stockholders’ equity as the equity securities are redeemable at the option of the holder. The carrying amount of Redeemable noncontrolling interest was the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss, equity capital contributions and distributions or (ii) the redemption value. Any resulting increases in the redemption amount, in excess of the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss, equity capital contributions and distributions, were affected via a charge against Retained earnings. Additionally, any such charges to Retained earnings would affect Net income (loss) available to Bunge common shareholders as part of Bunge's calculation of earnings per common share.
On August 5, 2022, Bunge and the Loders minority shareholder completed a transaction in which Bunge acquired an additional 10% interest in Loders in exchange for approximately $102 million in cash, and the existing put/call arrangement over Loders' noncontrolling equity interest was terminated. Bunge's ownership interest in Loders following the transaction increased from 70% to 80%. As Loders' remaining $235 million noncontrolling interest is no longer redeemable at the option of the holder, it was reclassified from Redeemable noncontrolling interest to Noncontrolling interests within Bunge's condensed consolidated balance sheet and condensed consolidated statement of changes in equity at a value representing the noncontrolling interest's proportionate share in the carrying value of Loders' net assets at the transaction date.

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
Each convertible preference share automatically converted into 1.2846 common shares of the Company on the Conversion Date and cash was paid in lieu of fractional common shares of the Company. There were 6,898,268 convertible preference shares issued and outstanding prior to the conversion, which resulted in the issuance of 8,861,515 new common shares of the Company. Additionally, in the first quarter of 2022, prior to the conversion, 1,415 convertible preference shares were voluntarily converted by preference shareholders into 1,816 common shares. As a result of the conversions, no convertible preference shares were issued or outstanding as of September 30, 2022, and all rights of the former holders of the convertible preference shares terminated, as of March 23, 2022.

Dividends on the convertible preference shares ceased to accrue on the Conversion Date. Accordingly, holders of the convertible preference shares were not entitled to receive the $1.21875 per share dividend declared by the Company in respect of the convertible preference shares on February 23, 2022, and payable to holders of record on May 15, 2022. Following the conversion, holders of the convertible preference shares as of the Conversion Date were entitled to receive the $0.525 per share dividend declared by the Company with respect to the common shares on February 23, 2022, but only to the extent such holder remained a holder of record of common shares of the Company on May 19, 2022.
Share repurchase program — During October 2021, Bunge's Board of Directors approved a new program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. The program has no expiration date. Under this program, 2,109,115 common shares were repurchased for $200 million during the three and nine month periods ended September 30, 2022. As of September 30, 2022, $300 million remains outstanding for repurchases under the program.
During the three and nine month periods ended September 30, 2021, Bunge repurchased 1,298,384 common shares for $100 million, thereby completing a previous $500 million share repurchase program, established May 2015.
Dividends on common shares — On August 11, 2022, Bunge announced that the Company's Board of Directors had declared a dividend of $0.625 per common share, payable on December 2, 2022, to shareholders of record on November 18, 2022. During the nine months ended September 30, 2022, the Company's Board of Directors declared total dividends on common shares of $1.775 per common share.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2022	$(5,962)	$(331)	$(143)	$(6,436)
Other comprehensive income (loss) before reclassifications	(333)	32	—	(301)
Acquisition of redeemable noncontrolling interest	(15)	—	—	(15)
Amount reclassified from accumulated other comprehensive income (loss)	158	(18)	1	141
Balance, September 30, 2022	$(6,152)	$(317)	$(142)	$(6,611)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2021	$(5,771)	$(311)	$(176)	$(6,258)
Other comprehensive income (loss) before reclassifications	(222)	43	2	(177)
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, September 30, 2021	$(5,993)	$(269)	$(174)	$(6,436)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(6,093)	$(254)	$(124)	$(6,471)
Other comprehensive income (loss) before reclassifications	(202)	(38)	—	(240)
Acquisition of redeemable noncontrolling interest	(15)	—	—	(15)
Amount reclassified from accumulated other comprehensive income (loss)(1)	158	(25)	(18)	115
Balance, September 30, 2022	$(6,152)	$(317)	$(142)	$(6,611)

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
In connection with the settlement, during the nine months ended September 30, 2022, the Company reclassified $27 million (net of $10 million tax expense) in unamortized actuarial gains from Accumulated other comprehensive income (loss), of which $19 million was attributable to Bunge (net of $7 million in tax expense), and $8 million was attributable to redeemable non-controlling interest (net of $3 million in tax expense).

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2021	$(5,857)	$(215)	$(174)	$(6,246)
Other comprehensive income (loss) before reclassifications	(136)	(51)	—	(187)
Amount reclassified from accumulated other comprehensive income (loss)	—	(3)	—	(3)
Balance, September 30, 2021	$(5,993)	$(269)	$(174)	$(6,436)

20.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2022	2021	2022	2021
Net income (loss)	$383	$649	$1,304	$1,935
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3)	4	(30)	(88)
Net income (loss) attributable to Bunge	$380	$653	$1,274	$1,847
Convertible preference share dividends (1)	—	(8)	—	(25)
Net income (loss) available to Bunge common shareholders - Basic	$380	$645	$1,274	$1,822
Add back convertible preference share dividends	—	8	—	25
Net income (loss) available to Bunge common shareholders - Diluted	$380	$653	$1,274	$1,847

Weighted-average number of common shares outstanding:
Basic	150,560,803	141,433,651	148,321,921	141,108,272
Effect of dilutive shares:
—stock options and awards (2)	1,859,490	2,308,535	2,562,862	2,422,293
—convertible preference shares (1)	—	8,796,406	2,629,703	8,796,406
Diluted	152,420,293	152,538,592	153,514,486	152,326,971

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$2.52	$4.56	$8.59	$12.91
Net income (loss) attributable to Bunge common shareholders—diluted	$2.49	$4.28	$8.30	$12.12
(1)    Effective March 23, 2022, (the "Conversion Date"), in accordance with the terms of the certificate of designation governing the convertible preference shares, all of the Company's issued and outstanding convertible preference shares were automatically converted into 1.2846 common shares of the Company, par value $0.01 per share. As a result of this conversion, dividends on the convertible preference shares ceased to accrue on the Conversion Date. Accordingly, holders of the convertible preference shares were not entitled to receive the $1.21875 per share dividend declared by the Company in respect of the convertible preference shares on February 23, 2022, and payable to holders of record on May 15, 2022, and no convertible preference shares were issued or outstanding as of September 30, 2022. Refer to Note 19 - Equity for further information.
(2)    The weighted-average common shares outstanding-diluted exclude approximately zero and 2 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the three months ended September 30, 2022, and 2021, respectively.
The weighted-average common shares outstanding-diluted exclude approximately zero and 2 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the nine months ended September 30, 2022, and 2021, respectively.

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

	Three Months Ended September 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$11,741	$4,302	$631	$74	$11	$—	$16,759
Inter–segment revenues	2,520	54	13	—	—	(2,587)	—
Cost of goods sold	(11,109)	(4,070)	(586)	(72)	(34)	—	(15,871)
Gross profit	632	232	45	2	(23)	—	888
Selling, general and administrative expenses	(135)	(86)	(26)	—	(90)	—	(337)
Foreign exchange gains (losses)	(35)	(6)	—	—	(11)	—	(52)
EBIT attributable to noncontrolling interests (1)	3	(3)	(1)	—	—	—	(1)
Other income (expense) - net	6	(9)	1	2	40	—	40
Income (loss) from affiliates	10	—	—	20	—	—	30
Total Segment EBIT (2)	481	128	19	24	(84)	—	568
Total assets	17,193	4,190	1,058	360	1,991	—	24,792

	Three Months Ended September 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$9,868	$3,648	$530	$69	$2	$—	$14,117
Inter–segment revenues	2,200	86	6	—	—	(2,292)	—
Cost of goods sold	(9,277)	(3,430)	(460)	(67)	(21)	—	(13,255)
Gross profit	591	218	70	2	(19)	—	862
Selling, general and administrative expenses	(118)	(83)	(25)	—	(101)	—	(327)
Foreign exchange gains (losses)	(30)	(1)	(2)	—	(3)	—	(36)
EBIT attributable to noncontrolling interests (1)	5	(2)	—	—	2	—	5
Other income (expense) - net	181	(2)	—	—	41	—	220
Income (loss) from affiliates	10	—	—	51	(1)	—	60
Total Segment EBIT (2)	639	130	43	53	(81)	—	784
Total assets	16,177	4,091	1,352	207	2,282	—	24,109

	Nine Months Ended September 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$35,719	$12,723	$1,911	$195	$24	$—	$50,572
Inter–segment revenues	7,899	252	480	—	—	(8,631)	—
Cost of goods sold	(33,907)	(11,904)	(1,669)	(189)	(39)	—	(47,708)
Gross profit	1,812	819	242	6	(15)	—	2,864
Selling, general and administrative expenses	(375)	(262)	(78)	(1)	(263)	—	(979)
Foreign exchange gains (losses)	(119)	(14)	2	—	(19)	—	(150)
EBIT attributable to noncontrolling interests (1)	(14)	(7)	(1)	—	(11)	—	(33)
Other income (expense) - net	(71)	(17)	2	2	71	—	(13)
Income (loss) from affiliates	41	—	(1)	56	(1)	—	95
Total Segment EBIT (2)	1,274	519	166	63	(238)	—	1,784
Total assets	17,193	4,190	1,058	360	1,991	—	24,792

	Nine Months Ended September 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$31,312	$9,572	$1,392	$190	$3	$—	$42,469
Inter–segment revenues	5,711	313	114	—	—	(6,138)	—
Cost of goods sold	(29,425)	(8,924)	(1,231)	(187)	(28)	—	(39,795)
Gross profit	1,887	648	161	3	(25)	—	2,674
Selling, general and administrative expenses	(313)	(259)	(73)	(1)	(250)	—	(896)
Foreign exchange gains (losses)	(1)	1	(2)	—	(9)	—	(11)
EBIT attributable to noncontrolling interests (1)	(6)	(85)	(1)	—	2	—	(90)
Other income (expense) - net	227	236	—	1	55	—	519
Income (loss) from affiliates	44	—	—	89	—	—	133
Total Segment EBIT (2)	1,838	541	85	92	(227)	—	2,329
Total assets	16,177	4,091	1,352	207	2,282	—	24,109

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
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2022	2021	2022	2021
Net income (loss) attributable to Bunge	$380	$653	$1,274	$1,847
Interest income	(30)	(19)	(50)	(34)
Interest expense	103	57	306	184
Income tax expense (benefit)	113	92	257	334
Noncontrolling interests' share of interest and tax	2	1	(3)	(2)
Total Segment EBIT from continuing operations	$568	$784	$1,784	$2,329
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

	Three Months Ended September 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$10,900	$333	$26	$72	$—	$11,331
Sales from contracts with customers	841	3,969	605	2	11	5,428
Net sales to external customers	$11,741	$4,302	$631	$74	$11	$16,759

	Three Months Ended September 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$9,081	$296	$—	$67	$—	$9,444
Sales from contracts with customers	787	3,352	530	2	2	4,673
Net sales to external customers	$9,868	$3,648	$530	$69	$2	$14,117

	Nine Months Ended September 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$33,396	$963	$135	$191	$—	$34,685
Sales from contracts with customers	2,323	11,760	1,776	4	24	15,887
Net sales to external customers	$35,719	$12,723	$1,911	$195	$24	$50,572

	Nine Months Ended September 30, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from other arrangements	$29,568	$725	$—	$186	$—	$30,479
Sales from contracts with customers	1,744	8,847	1,392	4	3	11,990
Net sales to external customers	$31,312	$9,572	$1,392	$190	$3	$42,469

Cautionary Statement Regarding Forward Looking Statements
This report contains both historical and forward looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors described in our Form 10-K, Form 10-Q, and Form 8-K reports (including all amendments to those reports) and include: the impact on our employees, operations, and facilities from the war in Ukraine and the resulting economic and other sanctions imposed on Russia, including the impact on Bunge resulting from the continuation and/or escalation of the war and sanctions against Russia; the ongoing impacts of the COVID-19 pandemic and other pandemic outbreaks; the effect of weather conditions and the impact of crop and animal disease on our business; the impact of global and regional economic, agricultural, financial and commodities market, political, social and health conditions; changes in governmental policies and laws affecting our business, including agricultural and trade policies, financial markets regulation and environmental, tax and biofuels regulation; the impact of seasonality; the impact of government policies and regulations; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; the impact of industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; the effectiveness of our capital allocation plans, funding needs and financing sources; the effectiveness of our risk management strategies; operational risks, including industrial accidents, natural disasters and cybersecurity incidents; changes in foreign exchange policy or rates; the impact of our dependence on third parties; our ability to attract and retain executive management and key personnel; and other factors affecting our business generally.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2022 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended September 30, 2022, for a discussion of our internal controls over financial reporting.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended September 30, 2022, Net income attributable to Bunge was $380 million, a decrease of $273 million compared to $653 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Net income attributable to Bunge was $1,274 million, a decrease of $573 million, compared to $1,847 million for the nine months ended September 30, 2021. The decreases for the three and nine months ended September 30, 2022, were due to lower Segment EBIT in our Core segments, Non-core segment, and Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below.
Earnings Per Common Share - Diluted - For the three months ended September 30, 2022, Net income attributable to Bunge common shareholders, diluted, was $2.49 per share, a decrease of $1.79 per share, compared to income of $4.28 per share for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Net income attributable to Bunge common shareholders, diluted, was $8.30 per share, a decrease of $3.82 per share, compared to income of $12.12 per share for the nine months ended September 30, 2021.
EBIT - For the three months ended September 30, 2022, Total Segment EBIT was $568 million, a decrease of $216 million compared to Total Segment EBIT of $784 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, Total Segment EBIT was $1,784 million, a decrease of $545 million compared to Total Segment EBIT of $2,329 million for the nine months ended September 30, 2021. The decreases in Total Segment EBIT for the three and nine months ended September 30, 2022, were due to lower Segment EBIT in our Core segments, Non-core segment, and Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $113 million for the three months ended September 30, 2022 compared to income tax expense of $92 million for the three months ended September 30, 2021. The increase was primarily due to unfavorable tax impacts on North American dispositions and expected European dispositions. Income tax expense was $257 million for the nine months ended September 30, 2022 compared to $334 million for the nine months ended September 30, 2021. The decrease was primarily due to lower pretax income.
Liquidity and Capital Resources – At September 30, 2022, working capital, which equals Total current assets less Total current liabilities, was $6,628 million, a decrease of $147 million, compared to working capital of $6,775 million at September 30, 2021, and a decrease of $508 million, compared to working capital of $7,136 million at December 31, 2021. The decreases in working capital at September 30, 2022, compared to September 30, 2021, and December 31, 2021, were primarily due to lower net assets held for sale following the completion of the sale of our Mexican wheat milling business, as well as an increase in the current portion of long-term debt due to the reclassification from long-term debt of the current portion of our 1.85% Senior Notes, due 2023.
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
Effective January 1, 2022, we changed our methodology for reporting volumetric data for our reportable segments to simplify and more closely align our volume reporting with our primary income-generating activities. The primary change comprises the elimination of grain and oilseed volumes originated from our suppliers. Volumes are now reported as follows:
•In our Agribusiness segment, reported Processing volumes comprise oilseed volumes crushed (processed) during a period, which approximate sales volumes to third parties during the same period. Reported Merchandising volumes represent sales volumes to third party customers.
•Refined and Specialty Oils segment volumes represent sales volumes to third party customers.
•Milling segment volumes represent feedstock ground (processed) during a period, again approximating sales volumes during the same period.
•No volumes are reported for our Sugar and Bioenergy segment, which primarily comprises the Company's net earnings from its 50% interest in BP Bunge Bioenergia, or our Corporate and Other activities, which have no material revenue-generating activities.
Certain reclassifications of prior period volumes have been made to conform to current presentation.

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2022	2021	2022	2021
Net income (loss) attributable to Bunge	$380	$653	$1,274	$1,847
Interest income	(30)	(19)	(50)	(34)
Interest expense	103	57	306	184
Income tax expense (benefit)	113	92	257	334
Noncontrolling interests' share of interest and tax	2	1	(3)	(2)
Total Segment EBIT	$568	$784	$1,784	$2,329

Agribusiness Segment EBIT	481	639	1,274	1,838
Refined and Specialty Oils Segment EBIT	128	130	519	541
Milling Segment EBIT	19	43	166	85
Core Segment EBIT	628	812	1,959	2,464

Corporate and Other EBIT	(84)	(81)	(238)	(227)

Sugar and Bioenergy Segment EBIT	24	53	63	92
Non Core Segment EBIT	24	53	63	92

Total Segment EBIT	$568	$784	$1,784	$2,329

Core Segments

Agribusiness Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Volumes (in thousand metric tons)	19,622	19,534	59,182	62,827
Net sales	$11,741	$9,868	$35,719	$31,312
Cost of goods sold	(11,109)	(9,277)	(33,907)	(29,425)
Gross profit	632	591	1,812	1,887
Selling, general and administrative expense	(135)	(118)	(375)	(313)
Foreign exchange gains (losses)	(35)	(30)	(119)	(1)
EBIT attributable to noncontrolling interests	3	5	(14)	(6)
Other income (expense) – net	6	181	(71)	227
Income (loss) from affiliates	10	10	41	44
Total Agribusiness Segment EBIT	$481	$639	$1,274	$1,838

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Agribusiness segment Net sales increased $1,873 million, or 19%, to $11,741 million for the three months ended September 30, 2022, compared to $9,868 million for the three months ended September 30, 2021. The net increase was primarily due to the following:
•In Processing, Net sales increased $1,371 million, primarily due to higher average sales prices in all regions, higher volumes in our North American soybean and softseed processing, and South American soybean processing businesses, partially offset by lower volumes in our European soybean and softseed processing businesses. The higher average sales prices result from higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. The higher volumes in our North and South American stem from continued strong oil and meal demand. The lower volumes in our European softseed processing business stems from reduced activity at our Ukrainian facilities as a result of the Ukraine-Russia war.

•In Merchandising, Net sales increased $502 million, primarily due to higher average sales prices in our global corn, wheat and oils businesses, resulting from higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. The above increases were partially offset by lower overall sales volumes, again due to the Ukraine-Russia war.
Cost of goods sold increased $1,832 million, or 20%, to $11,109 million for the three months ended September 30, 2022, compared to $9,277 million for the three months ended September 30, 2021. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased $1,186 million, primarily due to higher average commodity prices, as noted in Net sales above, increased industrial input costs, in particular energy, due to inflationary pressures, as well as a non-recurring impairment charge of $21 million related to the classification of our Russian oilseed processing business as held-for-sale in the current period, partially offset by more favorable mark-to-market results.
•In Merchandising, Cost of goods sold increased $646 million, primarily due to the higher average commodity prices, as noted in Net sales above, as well as less favorable mark-to-market results.
Gross profit increased $41 million, or 7%, to $632 million for the three months ended September 30, 2022, compared to $591 million for the three months ended September 30, 2021. The net increase was primarily due to the following:
•In Processing, an increase of $185 million was due to higher Net sales in excess of higher Cost of goods sold, primarily driven by more favorable mark-to-market results, as described above.
•In Merchandising, a decrease of $144 million was due to higher Cost of goods sold in excess of higher Net sales, primarily driven by less favorable mark-to-market results, as described above.
Selling, general and administrative ("SG&A") expenses increased $17 million, or 14%, to $135 million for the three months ended September 30, 2022, compared to $118 million for the three months ended September 30, 2021. The increase was primarily driven by increased bad debt expense in the current period.
Other income (expense) - net decreased $175 million, to income of $6 million for the three months ended September 30, 2022, compared to income of $181 million for the three months ended September 30, 2021. The decrease was primarily due to a $7 million mark-to-market loss on marketable securities and other short-term investments with exposures to Ukraine, following the onset of the Ukraine-Russia war, a $158 million prior period gain on sale of a portfolio of interior grain elevators in the United States.
Segment EBIT decreased $158 million, or 25%, to $481 million for the three months ended September 30, 2022, compared to $639 million for the three months ended September 30, 2021. The net decrease was primarily due to the following:
•In Processing, an increase of $46 million was primarily due to higher Gross profit, partially offset by higher SG&A, and lower Other income (expense) - net, as described above.
•In Merchandising, a decrease of $204 million was primarily due to lower Gross profit, higher SG&A, and lower Other income (expense) - net, as described above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Agribusiness segment Net sales increased by $4,407 million, or 14%, to $35,719 million for the nine months ended September 30, 2022, compared to $31,312 million for the nine months ended September 30, 2021. The net increase was primarily due to the following:
•In Processing, Net sales increased $3,039 million, primarily due to higher average sales prices in our soybean processing businesses in all regions, and in our European softseed processing businesses. These price increases primarily resulted from higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. Additionally, higher sales volumes in North and South America were driven by strong oil and meal demand. The above increases were partially offset by lower sales volumes in our European softseed processing businesses, due to reduced activity at our Ukrainian facilities as a result of the Ukraine-Russia war.
•In Merchandising, Net sales increased $1,368 million, primarily due to higher average sales prices in our global wheat, corn, and oil businesses, as a result of higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. Additional sales increases were driven by strong execution and higher prices in our ocean freight business. The above increases were partially offset by lower sales volumes in our global corn, wheat, and oil businesses, as a result of the Ukraine-Russia war, and the completion of the sale of a portfolio of grain elevators in the interior of the United States during the third quarter of 2021.
Cost of goods sold increased by $4,482 million, or 15%, to $33,907 million for the nine months ended September 30, 2022, compared to $29,425 million for the nine months ended September 30, 2021. The net increase was primarily due to the following:
•In Processing, Cost of goods sold increased $3,188 million, primarily due to higher average commodity prices, as noted in Net sales above, increased industrial input costs, in particular energy, due to inflationary pressures, unfavorable mark-to-market results, as well as $52 million in charges for losses sustained in relation to the Ukraine-Russia war, and a $21 million non-recurring impairment charge related to the classification of our Russian business as held-for-sale in the current period.
•In Merchandising, Cost of goods sold increased $1,294 million, primarily due to the higher average commodity prices, as noted in Net sales above, as well as $28 million in charges for losses sustained in relation to the Ukraine-Russia war, partially offset by more favorable mark-to-market results, and lower volumes due to the completion of the sale of a portfolio of grain elevators in the interior of the United States during the third quarter of 2021.
Gross profit decreased by $75 million, or 4%, to $1,812 million for the nine months ended September 30, 2022, compared to $1,887 million for the nine months ended September 30, 2021. The net decrease was primarily due to the following:
•In Processing, a decrease of $149 million was due to higher Cost of goods sold in excess of higher Net sales, primarily driven by higher industrial input costs, in particular energy, due to inflationary pressures, unfavorable mark-to-market results, as well as certain non-recurring charges, as described above.
•In Merchandising, an increase of $74 million was due to higher Net sales in excess of higher Cost of goods sold, primarily driven by strong execution and higher prices in our ocean freight business and more favorable mark-to-market results.
SG&A increased by $62 million, or 20%, to $375 million for the nine months ended September 30, 2022, compared to $313 million for the nine months ended September 30, 2021. The increase was primarily driven by increased variable incentive costs and increased bad debt expense in the current period.
Foreign exchange results decreased $118 million to a loss of $119 million for the nine months ended September 30, 2022, compared to a loss of $1 million for the nine months ended September 30, 2021. Foreign exchange results were primarily driven by losses on U.S. dollar denominated loans payable in non-U.S. functional currency operations during the second and third quarter, due to a strengthening U.S. dollar.
Other income (expense) - net decreased by $298 million, or 131%, to expense of $71 million for the nine months ended September 30, 2022, compared to income of $227 million for the nine months ended September 30, 2021. The decrease was primarily due to a $76 million mark-to-market loss on marketable securities and other short-term investments with exposures to Ukraine, following the onset of the Ukraine-Russia war, as well as a $158 million prior year gain on sale of a portfolio of interior grain elevators in the United States.
Segment EBIT decreased by $564 million, or 31%, to $1,274 million for the nine months ended September 30, 2022, compared to $1,838 million for the nine months ended September 30, 2021. The net decrease was primarily due to the following:
•In Processing, a decrease of $457 million was primarily due to lower Gross profit, higher SG&A, lower Foreign exchange results, and lower Other income (expense) - net, as described above.
•In Merchandising, a decrease of $107 million was primarily due to higher SG&A, lower Foreign exchange results, and lower Other income (expense) - net, which more than offset higher Gross profit, as described above.

Refined and Specialty Oils Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Volumes (in thousand metric tons)	2,316	2,383	6,941	6,802
Net sales	$4,302	$3,648	$12,723	$9,572
Cost of goods sold	(4,070)	(3,430)	(11,904)	(8,924)
Gross profit	232	218	819	648
Selling, general and administrative expense	(86)	(83)	(262)	(259)
Foreign exchange gains (losses)	(6)	(1)	(14)	1
EBIT attributable to noncontrolling interests	(3)	(2)	(7)	(85)
Other income (expense) – net	(9)	(2)	(17)	236
Income (loss) from affiliates	—	—	—	—
Total Refined and Specialty Oils Segment EBIT	$128	$130	$519	$541

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Refined and Specialty Oils segment Net sales increased $654 million, or 18%, to $4,302 million for the three months ended September 30, 2022, compared to $3,648 million for the three months ended September 30, 2021. The increase was primarily due to higher average sales prices in all regions, driven by strong food services demand as well as strong oil demand for use as renewable feedstock.
Cost of goods sold increased $640 million, or 19%, to $4,070 million for the three months ended September 30, 2022, compared to $3,430 million for the three months ended September 30, 2021. The increase was primarily due to higher average commodity prices in all regions, as described for Net sales above, a non-recurring impairment charge of $55 million related to the classification of our Russian oilseed and processing business as held-for-sale in the current period, accelerated depreciation in relation to our Wormerveer facility located in the Netherlands, which we announced during the fourth quarter of 2021 would be closing in 2025, and increased industrial input costs, in particular energy, during the current year.
Gross profit for the three months ended September 30, 2022, increased $14 million, or 6%, to $232 million, compared to $218 million for the three months ended September 30, 2021. The increase was due to increased Net sales in excess of increased Cost of goods sold, primarily driven by strong food services demand and strong oil demand for use as renewable feedstock, partially offset by the non-recurring impairment charge, accelerated depreciation, and higher industrial input costs, described above.
Segment EBIT decreased $2 million, or 2%, to $128 million for the three months ended September 30, 2022, compared to $130 million for the three months ended September 30, 2021. The decrease was primarily due to higher SG&A expenses and lower Foreign exchange results, partially offset by higher gross profit, as described above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Refined and Specialty Oils segment Net sales increased $3,151 million, or 33%, to $12,723 million for the nine months ended September 30, 2022, compared to $9,572 million for the nine months ended September 30, 2021, primarily due to higher average sales prices in all regions, driven by strong oil demand for use as renewable feedstock as well as strong food services demand.
Cost of goods sold increased by $2,980 million, or 33%, to $11,904 million for the nine months ended September 30, 2022, compared to $8,924 million for the nine months ended September 30, 2021. The increase in Cost of goods sold was primarily due to higher average commodity prices in all regions, as described for Net sales above, a non-recurring impairment charge of $55 million related to the classification of our Russian oilseed and processing business as held-for-sale in the current period, unfavorable mark-to-market results, accelerated depreciation in relation to our Wormerveer facility located in the Netherlands, which we announced during the fourth quarter of 2021 would be closing in 2025, and increased industrial input costs, in particular energy, during the current year.
Gross profit increased by $171 million, or 26%, to $819 million for the nine months ended September 30, 2022, compared to $648 million for the nine months ended September 30, 2021. The increase was due to increased Net sales in excess of increased Cost of goods sold, primarily driven by strong oil demand for use as renewable feedstock, and in food services, as described above.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased by $78 million, to an expense of $7 million in the nine months ended September 30, 2022, compared to an expense of $85 million in the nine months ended September 30, 2021. The decrease was primarily due to the large noncontrolling interest share of a gain on the sale of our Rotterdam oils refinery in the prior year.
Other income (expense), net decreased $253 million to expense of $17 million for the nine months ended September 30, 2022, compared to income of $236 million for the nine months ended September 30, 2021. The prior year income primarily related to a $219 million gain on the sale of our Rotterdam oils refinery located in the Netherlands, as well as a $19 million gain on the sale of a Mexican oils packaging facility.
Segment EBIT decreased by $22 million, or 4%, to $519 million for the nine months ended September 30, 2022, compared to $541 million for the nine months ended September 30, 2021. The decrease was due to non-recurring prior year gains on sales of our oils facilities in the Netherlands and Mexico, as noted in Other income (expense) - net above, partially offset by higher Gross profit and lower EBIT attributable to noncontrolling interests, as described above.

Milling Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Volumes (in thousand metric tons)	1,234	1,190	3,537	3,351
Net sales	$631	$530	$1,911	$1,392
Cost of goods sold	(586)	(460)	(1,669)	(1,231)
Gross profit	45	70	242	161
Selling, general and administrative expense	(26)	(25)	(78)	(73)
Foreign exchange gains (losses)	—	(2)	2	(2)
EBIT attributable to noncontrolling interests	(1)	—	(1)	(1)
Other income (expense) – net	1	—	2	—
Income (loss) from affiliates	—	—	(1)	—
Total Milling Segment EBIT	$19	$43	$166	$85

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Milling segment Net sales increased $101 million, or 19%, to $631 million for the three months ended September 30, 2022, compared to $530 million for the three months ended September 30, 2021. The increase was primarily due to higher sales volumes and prices in our South American wheat milling business and in our North American corn milling business, due to an increase in global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment.
Cost of goods sold increased $126 million, or 27%, to $586 million for the three months ended September 30, 2022, compared to $460 million for the three months ended September 30, 2021. The increase was primarily due to increased average commodity prices, as described for Net sales above, as well as increased industrial input costs, in particular energy, and less favorable mark-to-market results.
Gross profit decreased $25 million, or 36%, to $45 million for the three months ended September 30, 2022, compared to $70 million for the three months ended September 30, 2021. The decrease was primarily due to higher raw material cost increases and less favorable mark-to-market results, which more than offset higher sales volumes and prices in our South American wheat milling and North American corn milling businesses, as described above.
Segment EBIT decreased $24 million, or 56%, to $19 million for the three months ended September 30, 2022, compared to $43 million for the three months ended September 30, 2021. The decrease was primarily due to lower gross profit as described above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Milling segment Net sales increased by $519 million, or 37%, to $1,911 million for the nine months ended September 30, 2022, compared to $1,392 million for the nine months ended September 30, 2021. The increase was primarily due to higher sales volumes and prices in our South American wheat milling and North American corn milling businesses, due to an increase in global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment, partially offset by lower volumes in our North American wheat milling business.
Cost of goods sold increased by $438 million, or 36%, to $1,669 million for the nine months ended September 30, 2022, compared to $1,231 million for the nine months ended September 30, 2021. The increase was primarily due to increased average commodity prices, as described for Net sales above, as well as increased industrial input costs, in particular energy, and unfavorable mark-to-market results.
Gross profit increased by $81 million, or 50%, to $242 million for the nine months ended September 30, 2022, compared to $161 million for the nine months ended September 30, 2021. The increase was primarily due to higher sales volumes and prices, in excess of related raw material cost increases, especially in our South American wheat milling business, as described above.
SG&A expenses increased by $5 million, or 7%, to $78 million for the nine months ended September 30, 2022, compared to $73 million for the nine months ended September 30, 2021. The increase was due to higher variable incentive costs, as well as higher costs in South America as a result of appreciation in the Brazilian real versus the U.S. dollar during the first half of the year.
Segment EBIT increased by $81 million, or 95%, to $166 million for the nine months ended September 30, 2022, compared to $85 million for the nine months ended September 30, 2021. The increase was primarily due to higher gross profit, as described above.

Corporate and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Net sales	$11	$2	$24	$3
Cost of goods sold	(34)	(21)	(39)	(28)
Gross profit	(23)	(19)	(15)	(25)
Selling, general and administrative expense	(90)	(101)	(263)	(250)
Foreign exchange gains (losses)	(11)	(3)	(19)	(9)
EBIT attributable to noncontrolling interests	—	2	(11)	2
Other income (expense) – net	40	41	71	55
Income (loss) from affiliates	—	(1)	(1)	—
Total Corporate and Other EBIT	$(84)	$(81)	$(238)	$(227)

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Corporate and Other EBIT decreased by $3 million, or 4%, to a loss of $84 million for the three months ended September 30, 2022, compared to a loss of $81 million for the three months ended September 30, 2021. The decrease was primarily driven by lower overall unrealized mark-to-market gains compared to the prior year in two of Bunge Ventures' (our venture capital unit) investments, and a non-recurring impairment charge of $11 million related to the classification of our Russian business as held-for-sale, partially offset by lower variable incentive costs.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Segment EBIT decreased by $11 million, or 5%, to a loss of $238 million for the nine months ended September 30, 2022, compared to a loss of $227 million for the nine months ended September 30, 2021. The decrease was primarily driven by increased expenses associated with growth initiatives, a non-recurring impairment charge of $11 million related to the classification of our Russian business as held-for-sale, and net unrealized mark-to-market losses related to one of our venture capital unit's investments. The decrease was partially offset by a $29 million gain, at Bunge's 70% share at the time, related to the settlement of one of the Company's international defined benefit pension plans in the first quarter of 2022.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except volumes)	2022	2021	2022	2021
Net sales	$74	$69	$195	$190
Cost of goods sold	(72)	(67)	(189)	(187)
Gross profit	2	2	6	3
Selling, general and administrative expense	—	—	(1)	(1)
Foreign exchange gains (losses)	—	—	—	—
EBIT attributable to noncontrolling interests	—	—	—	—
Other income (expense) – net	2	—	2	1
Income (loss) from affiliates	20	51	56	89
Total Sugar and Bioenergy Segment EBIT	$24	$53	$63	$92

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Segment EBIT decreased $29 million, or 55%, to $24 million for the three months ended September 30, 2022, compared to $53 million for the three months ended September 30, 2021. The decrease was due to less favorable results from our investment in BP Bunge Bioenergia, resulting from foreign exchange losses on U.S. dollar denominated debt of the joint venture, due to depreciation in the Brazilian real during the current quarter, as well as lower ethanol sales volumes.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Segment EBIT decreased by $29 million, or 32%, to $63 million for the nine months ended September 30, 2022, compared to $92 million for the nine months ended September 30, 2021. The decrease was due to less favorable results from our investment in BP Bunge Bioenergia, resulting from foreign exchange losses and lower ethanol sales volumes.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2022	2021	2022	2021
Interest income	$30	$19	$50	$34
Interest expense	(103)	(57)	(306)	(184)

Interest income was $30 million for the three months ended September 30, 2022, compared to $19 million for the three months ended September 30, 2021. Interest expense increased by $46 million, to $103 million for the three months ended September 30, 2022, compared to $57 million for the three months ended September 30, 2021. The increase in net interest expense was due to higher variable interest rates in the current period.
Interest income was $50 million for the nine months ended September 30, 2022, compared to $34 million for the nine months ended September 30, 2021. Interest expense increased by $122 million, to $306 million for the nine months ended September 30, 2022, compared to $184 million for the nine months ended September 30, 2021. The increase in net interest expense was due to higher variable interest rates in the current period, as well as a $47 million charge in connection with the early redemption of all our issued and outstanding 4.35% Senior Notes during the current period. The $47 million charge comprised a $31 million "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, as well as $16 million related to the recognition of unrealized mark-to market losses on terminated and de-designated interest rate hedges.

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
Working Capital

	As of
US$ in millions, except current ratio	September 30, 2022	September 30, 2021	December 31, 2021
Cash and cash equivalents	$956	$1,033	$902
Trade accounts receivable, net	2,336	2,431	2,112
Inventories	8,112	8,014	8,431
Other current assets(1)	5,791	5,056	5,015
Total current assets	$17,195	$16,534	$16,460
Short-term debt	$1,327	$1,151	$673
Current portion of long-term debt	773	510	504
Trade accounts payable	4,455	3,944	4,250
Current operating lease obligations	436	332	350
Other current liabilities(2)	3,576	3,822	3,547
Total current liabilities	$10,567	$9,759	$9,324
Working capital(3)	$6,628	$6,775	$7,136
Current ratio(4)	1.63	1.69	1.77
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities.
(4)    Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $6,628 million at September 30, 2022, a decrease of $508 million from working capital of $7,136 million at December 31, 2021, and a decrease of $147 million from working capital of $6,775 million at September 30, 2021.
Cash and Cash Equivalents - Cash and cash equivalents were $956 million at September 30, 2022, an increase of $54 million from $902 million at December 31, 2021, and a decrease of $77 million from $1,033 million at September 30, 2021. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the nine months ended September 30, 2022.
Trade accounts receivable, net - Trade accounts receivable, net were $2,336 million at September 30, 2022, an increase of $224 million from $2,112 million at December 31, 2021, and a decrease of $95 million from $2,431 million at September 30, 2021. The increase from December 31, 2021, was primarily due to increased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above, partially offset by an increase in the aggregate size of the Trade Receivables Securitization Program, as noted in Note 5 - Trade Accounts Receivable and Trade Receivable Securitization Program, that occurred during the first quarter of 2022. The decrease from September 30, 2021, was primarily due to the increase in the aggregate size of the Trade Receivables Securitization Program described above.
Inventories - Inventories were $8,112 million at September 30, 2022, a decrease of $319 million from $8,431 million at December 31, 2021, and an increase of $98 million from $8,014 million at September 30, 2021. The decrease from December 31, 2021, is due to slightly lower average prices as of September 30, 2022, partially offset by higher volumes, while the increase from September 30, 2021, relates to higher average commodity prices than for the comparative period.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $6,443 million, $6,869 million, and $6,505 at September 30, 2022, December 31, 2021, and September 30, 2021, respectively (see Note 6 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $5,791 million at September 30, 2022, an increase of $776 million from $5,015 million at December 31, 2021, and an increase of $735 million from $5,056 million at September 30, 2021. The increase from December 31, 2021, was primarily due to significantly higher unrealized gains on derivative contracts, higher margin deposits, higher prepaid expenses as a result of an Argentinian Export Program offered temporarily in September 2022 (see Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies to our condensed consolidated financial statements for details), and an increase in the deferred purchase price receivable due to increased trade accounts receivable transfers under our securitization program. These increases were partially offset by a decrease in marketable securities and other short-term investments, due to a decrease in investments with Ukrainian exposures following the onset of the Ukraine-Russia war, as well as a decrease in assets held for sale due to the completion of the sale of our Mexico wheat milling business. The increase from September 30, 2021, was primarily due to higher unrealized gains on derivative contracts, higher prepaid expenses as a result of the Argentinian Export Program offered temporarily in September 2022, an increase in the deferred purchase price receivable due to increased trade accounts receivable transfers under our securitization program, and higher assets held for sale following the announcement of the sale of our Russian business during in the third quarter of 2022. These increases were partially offset by lower marketable securities and other short-term investments due to a decrease in investments with Ukrainian exposures following the onset of the Ukraine-Russia war.
Short-term debt - Short-term debt, including the current portion of long-term debt, was $2,100 million at September 30, 2022, an increase of $923 million from $1,177 million at December 31, 2021, and an increase of $439 million from $1,661 million at September 30, 2021. The higher short-term debt levels at September 30, 2022, compared to December 31, 2021, and September 30, 2021, are due to higher working capital funding requirements, as well as an increase in the current portion of long-term debt associated with our 1.85% Senior Notes, due 2023.
Trade accounts payable - Trade accounts payable were $4,455 million at September 30, 2022, an increase of $205 million from $4,250 million at December 31, 2021, and an increase of $511 million from $3,944 million at September 30, 2021. The increases from December 31, 2021, and September 30, 2021, were primarily due to higher average inventory prices during the current period.
Other current liabilities - Other current liabilities were $3,576 million at September 30, 2022, an increase of $29 million from $3,547 million at December 31, 2021, and a decrease of $246 million from $3,822 million at September 30, 2021. The increase from December 31, 2021, was primarily due to higher unrealized losses on derivative contracts during the current period, partially offset by a decrease in liabilities held for sale due to the completion of the Mexico wheat milling disposition. The decrease from September 30, 2021, was primarily due to lower unrealized losses on derivative contracts and lower income taxes payable due to lower pretax income compared to the prior year.
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
    Revolving Credit Facilities - At September 30, 2022, we had $6,700 million unused and available committed borrowing capacity, comprising committed revolving credit facilities and a commercial paper program, totaling $5,665 million, as well as committed unsecured $1,250 million delayed draw term loans. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities(1)	Maturities	September 30, 2022	September 30, 2022	December 31, 2021
Commercial paper	2026	$600	$215	$—
Revolving credit facilities
$1.1 Billion 364-day Revolving Credit Agreement(2)	2023	1,100	—	—
$1.75 Billion 2024 Revolving Credit Facility	2024	1,750	—	—
$1.35 Billion 5-year Revolving Credit Agreement	2026	1,350	—	—
$865 Million 2026 Revolving Credit Facility	2026	865	—	—
Total revolving credit facilities		$5,065	$—	$—
Total(3)		$5,665	$215	$—

(1)See Note 14- Debt for further information on these programs.
(2)On July 15, 2022, we entered into an unsecured $1.1 billion 364-day Revolving Credit Agreement (the "$1.1 Billion Credit Agreement"), with a group of lenders maturing on July 14, 2023 (see Note 14- Debt). The $1.1 Billion Credit Agreement replaces the Company's previous $1 Billion 364-day Revolving Credit Agreement.
(3)Total committed capacity for our commercial paper program revolving credit facilities excludes the committed capacity of a $250 million delayed draw term loan entered into on October 29, 2021, and which is required to be drawn by October 27, 2022. This delayed draw term loan was drawn on October 21, 2022. Total committed capacity also excludes the committed capacity of an additional $250 million delayed draw term loan entered into on August 5, 2022, and which is required to be drawn by February 2, 2023. Finally, total committed capacity excludes a $750 million delayed draw term loan entered into on July 26, 2022, which gives us the option to draw under the loan by January 25, 2023. The delayed draw term loans will bear interest when drawn at SOFR plus a credit spread adjustment and applicable margin (see Note 14- Debt).
Short and long-term debt - Our short and long-term debt decreased by $867 million to $5,097 million at September 30, 2022, from $5,964 million at December 31, 2021, primarily due to lower working capital funding requirements, mostly comprising RMI. For the nine months ended September 30, 2022, our average short and long-term debt outstanding was approximately $6,240 million, compared to approximately $7,455 million for the nine months ended September 30, 2021. Our long-term debt balance, including the current portion of long-term debt, was $3,770 million at September 30, 2022, a decrease of $1,521 million, compared to $5,291 million at December 31, 2021. The decrease was primarily due to the early redemption during the current period of all of our issued and outstanding 4.35% Senior Notes due 2024, and the redemption during the current period of all of our issued and outstanding 3.00% Senior Notes due 2022.
The following table summarizes our short-term debt at September 30, 2022.

(US$ in millions)	Outstanding Balance at September 30, 2022	Weighted Average Interest Rate at September 30, 2022	Highest Balance Outstanding During Quarter Ended September 30, 2022	Average Balance During Quarter Ended September 30, 2022	Weighted Average Interest Rate During Quarter Ended September 30, 2022
Bank borrowings (1)	$1,112	10.15%	$2,154	$1,477	12.63%
Commercial paper	215	3.20%	215	69	3.04%
Total	$1,327		$2,369	$1,546

(1)    Includes $334 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a weighted average interest rate of 25.33% as of September 30, 2022.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At September 30, 2022, there were $125 million borrowings outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $987 million and $673 million in short-term borrowings outstanding from local bank lines of credit at September 30, 2022, and December 31, 2021, respectively, to support working capital requirements.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	September 30, 2022	December 31, 2021
Short-term debt: (1)
Short-term debt	$1,327	$673
Current portion of long-term debt	773	504
Total short-term debt	2,100	1,177

Long-term debt:
Term loan due 2024 - three-month TONAR plus 0.75% (Tranche A)(2)	213	267
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	90	89
3.00% Senior Notes due 2022(4)	—	399
1.85% Senior Notes due 2023 - Euro	780	906
4.35% Senior Notes due 2024(3)	—	598
1.63% Senior Notes due 2025	597	596
3.25% Senior Notes due 2026	697	697
3.75% Senior Notes due 2027	597	596
2.75% Senior Notes due 2031	990	989
Other	(194)	154
Subtotal	3,770	5,291
Less: Current portion of long-term debt	(773)	(504)
Total long-term debt(5)	2,997	4,787
Total debt	$5,097	$5,964

(1)    Includes secured debt of $29 million and $43 million at September 30, 2022, and December 31, 2021, respectively.
(2)    Effective January 1, 2022, the three-month Yen LIBOR rate was discontinued and replaced by the Tokyo Overnight Average Rate ("TONAR" or "TONA").
(3)    On February 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 4.35% Senior Notes due March 15, 2024. The redemption of the 4.35% Senior Notes occurred on March 10, 2022. In connection with the redemption, during the nine months ended September 30, 2022, the Company recorded a $47 million charge within Interest expense, of which $31 million related to a "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, and $16 million related to the recognition of unrealized mark-to-market losses on terminated and de-designated interest rate hedges.
(4)    On August 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 3.00% Senior Notes due September 25, 2022. The redemption of the 3.00% Senior Notes occurred on September 7, 2022. In connection with the redemption, during the three and nine months ended September 30, 2022, the Company recorded a $405 million payment for redemption of the notes, at par, plus accrued and unpaid interest.
(5)    Includes secured debt of $47 million and $50 million at September 30, 2022, and December 31, 2021, respectively.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2022, were as follows:

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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum net worth, minimum current ratio, a maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2022.

Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2022	December 31, 2021
Equity:
Convertible perpetual preference shares	$—	$690
Common shares	1	1
Additional paid-in capital	6,655	5,590
Retained earnings	9,980	8,979
Accumulated other comprehensive income (loss)	(6,611)	(6,471)
Treasury shares, at cost; 2022 - 18,835,812 shares, and 2021 - 16,726,697 shares	(1,320)	(1,120)
Total Bunge shareholders’ equity	8,705	7,669
Noncontrolling interest	666	156
Total equity	$9,371	$7,825
Total Bunge shareholders’ equity was $8,705 million at September 30, 2022, compared to $7,669 million at December 31, 2021, an increase of $1,036 million. The increase was primarily due to $1,274 million of Net income attributable to Bunge, $234 million in Additional paid-in capital on formation of a joint venture, Bunge Chevron Ag Renewables LLC, $47 million of stock-based compensation expense, $45 million in Additional paid in capital on the acquisition of an additional 10% ownership interest in our subsidiary, Bunge Loders Croklaan Group B.V., and $44 million from the issuance of common shares under our share based compensation programs, partially offset by $268 million of declared dividends to common shareholders, $200 million of common share repurchases, and $140 million of Other comprehensive income, as described in Note 19 - Equity.

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
Each convertible preference share automatically converted into 1.2846 common shares of the Company on the Conversion Date and cash was paid in lieu of fractional common shares of the Company. There were 6,898,268 convertible preference shares issued and outstanding prior to the conversion, which resulted in the issuance of 8,861,515 new common shares of the Company. Additionally, during the first quarter of 2022, prior to the conversion, 1,415 convertible preference shares were voluntarily converted by preference shareholders into 1,816 common shares. As a result of the conversions, no convertible preference shares are issued or outstanding, and all rights of the former holders of the convertible preference shares terminated as of March 23, 2022.
Share repurchase program - During October 2021, our Board of Directors approved a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Under this program, 2,109,115 common shares were repurchased for $200 million during the three and nine month periods ended September 30, 2022. As of September 30, 2022, $300 million remains outstanding for repurchases under the program.
During the three and nine month periods ended September 30, 2021, Bunge repurchased 1,298,384 common shares for $100 million, thereby completing a previous $500 million share repurchase program, established May 2015.

Cash Flows

	Nine Months Ended September 30,
US$ in millions	2022	2021
Cash provided by (used for) operating activities	$(5,031)	$(1,642)
Cash provided by (used for) investing activities	5,113	3,562
Cash provided by (used for) financing activities	(102)	(1,166)
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	112	(79)
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	$92	$675
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
During the nine months ended September 30, 2022, our cash and cash equivalents, restricted cash, and cash held for sale increased by $92 million, compared to an increase of $675 million during the nine months ended September 30, 2021.
Operating: Cash used for operating activities was $5,031 million for the nine months ended September 30, 2022, an increase of $3,389 million, compared to $1,642 million for the nine months ended September 30, 2021. The increase was primarily due to lower net income, and higher working capital and increased beneficial interest in securitized trade receivables, driven by higher average commodity prices, during the nine months ended September 30, 2022.

	Nine Months Ended September 30,
US$ in millions	2022	2021
Cash provided by (used for) operating activities	$(5,031)	$(1,642)
Net proceeds from beneficial interest in securitized trade receivables	5,176	3,255
Cash provided by (used for) operating activities, adjusted	$145	$1,613

Cash provided by (used for) operating activities, adjusted for net proceeds from beneficial interests in securitized trade receivables, was cash provided of $145 million for the nine months ended September 30, 2022, compared to cash provided of $1,613 million for the nine months ended September 30, 2021. The decrease was primarily due to lower net income and higher working capital adjusted for net proceeds from beneficial interest in securitized trade receivables, driven by higher average commodity prices, during the nine months ended September 30, 2022.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains. For the nine months ended September 30, 2022, we recorded a foreign currency gain on our debt of $96 million, and for the nine months ended September 30, 2021, we recorded a foreign currency loss on our debt of $7 million, which were included as adjustments to reconcile net income to cash used for operating activities in the line item "foreign exchange (gain) loss on net debt" in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $5,113 million for the nine months ended September 30, 2022, an increase of $1,551 million, compared to cash provided by investing activities of $3,562 million for the nine months ended September 30, 2021. The increase was primarily due to higher net proceeds from beneficial interests in securitized trade receivables, driven by higher average commodity prices, partially offset by lower proceeds received on the sale of our Mexican wheat milling business during the nine months ended September 30, 2022, compared to proceeds received from the sales of our oils facilities in the Netherlands and Mexico during the nine months ended September 30, 2021.
Financing: Cash used for financing activities was $102 million for the nine months ended September 30, 2022, a decrease of $1,064 million, compared to cash used for financing activities of $1,166 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we made net cash repayments of short and long-term debt of $147 million, paid $256 million in dividend payments to common shareholders, repurchased $200 million of common shares, and paid $102 million to acquire an additional 10% ownership interest from redeemable noncontrolling interest holders in our subsidiary, Bunge Loders Croklaan Group B.V. These cash outflows were partially offset by $521 million in cash received from the sale of a noncontrolling interest on formation of a joint venture, Bunge Chevron Ag Renewables LLC, as described in Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies, and $30 million in proceeds from the exercise of options for common shares. During the nine months ended September 30, 2021, we made net cash repayments of short and long-term debt of $643 million, paid $147 million to acquire the noncontrolling equity interests of our Polish subsidiary, Z.T. Kruszwica S.A., paid $240 million in dividends to our common and preferred shareholders, paid $75 million in dividends to noncontrolling interest shareholders, and repurchased $100 million of common shares, partially offset by $72 million in cash received from the exercise of options for common shares.

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

Dividends
We paid a regular quarterly cash dividend of $0.625 per share on September 2, 2022, to common shareholders of record on August 19, 2022. On August 11, 2022, Bunge announced that the Company's Board of Directors had declared a dividend of $0.625 per common share, payable on December 2, 2022, to shareholders of record on November 18, 2022.

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

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$1,809	$(181)	$1,706	$(171)
Lowest daily aggregated position value	$(416)	$42	$(3)	$—

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, Euro, and Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2022, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange losses of $61 million for the nine months ended September 30, 2022, and foreign exchange losses of $74 million for the year ended December 31, 2021, related to permanently invested intercompany loans.
Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at September 30, 2022, was $5,126 million, with a carrying value of $5,097 million. There was no significant change in our interest rate risk as of September 30, 2022.

A hypothetical 100 basis point increase in the interest yields on our debt at September 30, 2022, would result in a decrease of approximately $10 million in the fair value of our debt. Similarly, a decrease of 100 basis points in the interest yields on our debt at September 30, 2022, would cause an increase of approximately $2 million in the fair value of our debt.
A hypothetical 100 basis point change in LIBOR would result in a change of approximately $55 million in interest expense on our variable rate debt at September 30, 2022. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as ESTR and TONAR, and certain benchmark rates in local markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K for a discussion of certain risks related to LIBOR.
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
Derivative Instruments
Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap, futures and options contracts in certain of our operations to mitigate the risk of exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow hedges or fair value hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.
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
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Specifically, during the nine months ended September 30, 2022, we began migrating certain of our financial reporting systems in Argentina to our South American Enterprise Resource Planning (ERP) system, a process that is expected to take several months, and which may result in changes to our internal controls over financial reporting relating to our Argentinian operations.
Additionally, management performed an evaluation of the impacts of the Ukraine-Russia War (discussed further in Note 2 – Ukraine-Russia War to our financial statements included as part of this Form 10-Q) on our internal controls over financial reporting. In doing so management noted that, as a result of the war, we are currently unable to perform certain of our Ukrainian internal controls over financial reporting, primarily relating to on-site physical inspections of certain of our operating facilities, due to safety concerns, particularly in areas of active conflict. Additionally, some of our Ukrainian employees have been forced to relocate to other countries or safer locations elsewhere within Ukraine. In response, management has implemented compensating controls, including using third party contractors to carry out visual inspections of the physical condition of our assets held at Ukrainian facilities, as well as certain other internal controls over financial reporting capable of being performed on a remote basis. To date, our Russian offices and facilities have remained open and operating with no changes to related internal controls over financial reporting.

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
For a discussion of certain legal and tax matters see Note 16 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $73 million and $99 million, for labor and civil claims, respectively, as of September 30, 2022. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Following are material updates to the risk factors previously disclosed in our 2021 Annual Report on Form 10-K:
The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations.
We maintain operations in Ukraine and Russia. On February 24, 2022, Russia initiated a military offensive in Ukraine. Ukraine forms part of a key international grain originating region and is also the world’s largest supplier of sunflower seed and sunflower oil; commodities that cannot be completely replaced from other origins. Bunge's Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in the Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture. Assets and operations located in regions affected by the war could be at an increased risk of property damage, inventory loss, business disruption, and expropriation. As of the date of this memo, no material damage has been noted at any of Bunge's Ukrainian facilities, including its Mykolaiv port facility that sustained minor shelling damage earlier in the year. However, due to safety concerns, it is not always possible to conduct onsite physical inspections of all of the Company's Ukrainian facilities to understand the full extent of the impact of the war. As of September 30, 2022, we had total assets and total liabilities of $293 million and $180 million, respectively, in Ukraine.
The Company’s Ukrainian operations employ over 1,000 employees. While as of the date of this report some of the Company’s Ukrainian employees have been forced to relocate to other countries or elsewhere within Ukraine, our workforce remains largely intact and we are resuming idled operations when and where possible. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, which could have a material adverse effect on our operations. Disruption to telecommunications systems, banks, and other critical infrastructure necessary to conduct business in Ukraine could also severely impair our Ukrainian operations.
The scope, intensity, duration and outcome of the ongoing war is uncertain and the continuation or escalation of the war may have a material adverse effect on Bunge’s assets, operations and financial condition.
Additionally, in response to the war, the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens, and Russian enterprises. Any continuation or escalation of the war may trigger a series of additional economic and other sanctions. On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia, to Karen Vanetsyan. Please refer to Note 3 - Acquisitions and Dispositions to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q for further details regarding the transaction. Until the sale is complete we continue to operate our Russian oilseed crushing and refining facility, doing so in compliance with all legal requirements imposed following the start of the war, hence remain exposed to the risks associated with operating in Russia as the conflict in Ukraine continues. The economic and other sanctions imposed, or that may be imposed, against Russia may result in an adverse effect on our remaining Russian operations until the date the sale is completed.

The risk of cybersecurity incidents has increased in connection with the ongoing war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies' continued operations in Russia. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations and could increase the frequency and severity of cyber-based attacks against our information technology systems. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia, or U.S. support of Ukraine, could also adversely affect our operations.
Although we insure ourselves against many types of risks, including certain of the risks associated with the ongoing war, our level of insurance may not cover all losses we could incur. The potential impact of our insurance being unable to adequately insure against the possible exposure we could experience as a result of the war could have a material adverse effect on our business, results of operations and financial condition.
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
Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations, supply chains, and operating results.
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
Severe adverse weather conditions, such as hurricanes, severe storms, may also result in extensive property damage, extended business interruption, personal injuries and other loss and damage to us. Our operations also rely on dependable and efficient transportation services, including via ocean vessel, river barges, rail, and truck. A disruption in transportation services as a result of weather conditions, for example low river levels following periods of drought, or otherwise, may also significantly adversely impact our operations and related supply chains.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of purchases of equity securities during the third quarter of 2022 by Bunge and any of its affiliated purchasers, pursuant to SEC rules.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2022 - July 31, 2022	—	$—	—	$500,000,000
August 1, 2022 - August 31, 2022	2,109,115	$94.83	2,109,115	$300,000,071
September 1, 2022 - September 30, 2022	—	$—	—	$300,000,071
Total	2,109,115	$—	2,109,115
(1)    Program was established in October 2021 for the repurchase of up to $500 million issued and outstanding common shares. The program has no expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

10.1		Revolving Credit Agreement, among Bunge Limited Finance Corp., as borrower, Sumitomo Mitsui Banking Corporation, as syndication agent, BNP Paribas, Citibank, N.A., Natixis, New York Branch, and U.S. Bank National Association, as co-documentation agents, Coöperatieve Rabobank U.A., New York Branch, as administrative agent, and certain lenders party thereto, dated July 15, 2022 (the “Rabobank Credit Agreement”) (incorporated by reference from the Registrant’s Form 8-K filed July 18, 2022)

10.2		Guaranty by Bunge Limited pursuant to the Rabobank Credit Agreement, dated July 15, 2022 (incorporated by reference from the Registrant’s Form 8-K filed July 18, 2022)

10.3		Term Loan Agreement among Bunge Limited Finance Corp., as borrower, Sumitomo Mitsui Banking Corporation, Bank of America, N.A., BNP Paribas, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank, N.V., JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., PNC Bank, National Association, Royal Bank of Canada, The Toronto-Dominion Bank, New York Branch, Truist Bank, U.S. Bank National Association and Wells Fargo Bank, National Association, as syndication agents, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders party thereto, dated July 26, 2022 (the “Term Loan Agreement”) (incorporated by reference from the Registrant’s Form 8-K filed July 26, 2022)

10.4		Guaranty by Bunge Limited pursuant to the Term Loan Agreement, dated July 26, 2022 (incorporated by reference from the Registrant’s Form 8-K filed July 26, 2022)

10.5		Credit Agreement among Bunge Limited Finance Corp., as borrower, CoBank, ACB, as administrative agent and lead arranger, and certain lenders party thereto from time to time, dated August 5, 2022 (the “CoBank Credit Agreement”) (incorporated by reference from the Registrant’s Form 8-K filed August 9, 2022)

10.6		Guaranty by Bunge Limited pursuant to the CoBank Credit Agreement, dated August 5, 2022 (incorporated by reference from the Registrant’s Form 8-K filed August 9, 2022)

22.1	*	Subsidiary Issuers of Guaranteed Securities

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: October 26, 2022	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer