Form 10-K
period 2022-12-31
BUNGELTD
filed 2023-02-24
CIK 1144519

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of registrant's common shares held by non-affiliates, based upon the closing price of our common shares on the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2022, as reported by the New York Stock Exchange, was approximately $13,611 million. Common shares held by executive officers and directors and persons who own 10% or more of the issued and outstanding common shares have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of February 22, 2023, 149,926,374 Common Shares, par value $.01 per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2023 Annual General Meeting of Shareholders to be held on May 11, 2023 are incorporated by reference into Part III.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements include all statements that are not historical in nature. We have tried to identify these forward looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:
•the impact on our employees, operations, and facilities from the war in Ukraine and the resulting economic and other sanctions imposed on Russia, including the impact on us resulting from the continuation and/or escalation of the war and sanctions against Russia;
•the ongoing impacts of or resurgence in the COVID-19 pandemic and other pandemic outbreaks;
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
•seller of packaged plant-based oils worldwide, based on sales;
•producer and seller of wheat flours, bakery mixes, and corn-based products in North and South America, based on volume.

We also produce sugar and ethanol in Brazil, through our 50% interest in BP Bunge Bioenergia, a joint venture with BP p.l.c ("BP").
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
Our Agribusiness segment is an integrated, global business principally involved in the purchase, storage, transportation, processing and sale of agricultural commodities and commodity products. Our Agribusiness operations and assets are located in North and South America, Europe, and Asia-Pacific, and we have merchandising and distribution offices throughout the world.
The Refined and Specialty Oils segment includes businesses that sell vegetable oils and fats, including cooking oils, shortenings, specialty ingredients, and renewable diesel feedstocks. The operations and assets of our Refined and Specialty Oils segment are primarily located in North and South America, Europe and Asia-Pacific.
The Milling segment includes businesses that sell wheat flours, bakery mixes, and corn-based products. The operations and assets of our Milling segment are located in North and South America. During 2021, we announced the sale of our wheat milling business in Mexico, which closed during the third quarter of 2022.
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

Redomestication
On December 8, 2022, we announced our intention to change the place of incorporation of our ultimate parent company from Bermuda to Switzerland (the "Redomestication"). Over the past few years, we have undertaken an extensive review of our business operations and the emerging trends in the global tax environment. As part of this review, we performed a substantial analysis of alternative jurisdictions to which we might redomesticate. Following completion of this analysis, we determined that Switzerland was the best jurisdiction in which to redomesticate because it allows us to better align our corporate legal structure with our commercial operations. Switzerland is also a jurisdiction that is well-suited for global companies like Bunge and offers a well-developed corporate, legal, and regulatory environment. Additionally, Bunge has conducted substantial business operations in Switzerland for decades.
If the Redomestication is approved, the place of incorporation and principal executive office of our ultimate parent company will be in Geneva, Switzerland. The corporate headquarters of the Bunge Group will remain in Chesterfield, Missouri. We would continue to be subject to the ongoing reporting requirements of a public company under U.S. securities laws and our shares would continue to be listed exclusively on the New York Stock Exchange ("NYSE") under the symbol “BG.” The Redomestication is subject to various approvals and conditions, including shareholder approval. The Redomestication involves a number of risks and uncertainties, please see “Item 1A. Risk Factors - Risks Relating to the Redomestication” for more information.
We expect to call a special meeting of shareholders in 2023 to seek approval for the Redomestication. On December 21, 2022, we filed a proxy statement in preliminary form with the Securities and Exchange Commission ("SEC") in connection with this special meeting and intend to file a proxy statement in definitive form. The preliminary proxy statement and the proxy statement in definitive form, when available, contain important information about the Redomestication and Bunge and you are encouraged to review these documents.

Core Segments
Agribusiness Segment
Overview—Our Agribusiness segment is an integrated, global business involved in purchasing, storing, transporting, processing, and selling agricultural commodities and commodity products while managing risk across various value chains. The principal agricultural commodities that we handle in this segment are oilseeds, primarily soybeans, rapeseed, canola, and sunflower seed, and grains, primarily wheat and corn. We process oilseeds into vegetable oils and protein meals, principally for the food, animal feed and biofuel industries, through a global network of facilities. Our footprint is well balanced, with approximately 36% of our processing capacity located in South America, 26% in North America, 23% in Europe and 15% in Asia-Pacific.
Customers—We sell agricultural commodities and processed commodity products to customers throughout the world. The principal purchasers of our oilseeds, grains and oilseed meal are animal feed manufacturers, livestock producers, wheat and corn millers, and other oilseed processors. As a result, our agribusiness operations generally benefit from global demand for protein, primarily poultry and pork products. The principal purchasers of the unrefined vegetable oils produced in this segment are our own refined and specialty oils businesses, third-party edible oil processors, which use these oils as raw materials in the production of edible oil products for the food service, and the food processor and retail markets, as well as biofuel companies, which use the oil as feedstock for biofuel production.
Distribution and Logistics—We have developed an extensive global logistics network to transport our products, including trucks, railcars, river barges and ocean freight vessels. Typically, we either lease the transportation assets or contract with third parties for these services. To better serve our customer base and develop our global distribution and logistics capabilities, we own or operate either directly or through joint venture arrangements, various port terminal facilities, including in Brazil, Argentina, the United States, Canada, Latvia, Ukraine, Poland, Vietnam, and Australia.
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
Competition—Due to their commodity nature, markets for our products are highly competitive and subject to product substitution. Competition is principally based on price, quality, product and service offerings, and geographic location. Major competitors include but are not limited to: The Archer Daniels Midland Co. ("ADM"), Cargill Incorporated ("Cargill"), Louis Dreyfus Group ("Louis Dreyfus"), Glencore International PLC ("Glencore"), Wilmar International Limited ("Wilmar"), and COFCO International ("COFCO").

Refined and Specialty Oils Segment
Overview—We primarily sell our refined and specialty oil products to food processors, food service companies, and retail outlets, as well as for feedstock to renewable diesel producers. The principal raw materials used in our Refined and Specialty Oils segment are various crude and further processed vegetable oils and fats. These raw materials are mostly agricultural commodities that we either produce or purchase from third parties. We believe that our global integrated business model enables us to realize synergies among our Agribusiness, Refined and Specialty Oils, and Milling segments through raw material procurement, logistics, risk management and the co-location of industrial facilities, enabling us to supply customers with reliable, high-quality products on a global basis. As many of the products we sell in our Refined and Specialty Oils segment are staple foods or ingredients, these businesses generally benefit from global population and income growth rates.
Products—Our refined and specialty oil products include packaged and bulk oils and fats, including cooking oils, shortenings, margarines, mayonnaise, renewable diesel feedstocks, and other products derived from the vegetable oil refining process. We primarily use soybean, sunflower, rapeseed and canola oil that we produce in our Agribusiness segment processing operations as raw materials in this business. We also refine and fractionate palm oil, palm kernel oil, coconut oil, and shea butter, and blend and refine olive oil. Additionally, we produce specialty ingredients derived from vegetable oils, such as lecithin, which is used as an emulsifier in a broad range of food products. We are a leading seller of packaged vegetable oils worldwide, based on sales. We have refined and specialty oils refining and packaging facilities in North America, South America, Europe, Asia-Pacific, and Africa. Our refined and specialty oils business comprises our wholly-owned refined oils business in North America, other business to business ("B2B") and business to consumer ("B2C") specialty oils offerings in South America, Europe and Asia-Pacific, as well as Bunge Loders Croklaan ("Loders"), which itself is represented by our 80% ownership interest in the Bunge Loders Croklaan joint venture with IOI Corporation Berhad.
In Brazil, our retail edible oil brands include Soya, the leading consumer packaged vegetable oil brand, as well as Primor, Leve, and Salada. Further, we are a leading supplier of shortenings to the food processor market and also produce staple food products.
In the United States and Canada, we offer food manufacturers, bakeries, confectionary, and food service operators high-quality solutions to fit their goals, such as delivering desired tastes and textures, or reducing saturated fats in their products. Our products include trans-fat free high-oleic canola oil, which is low in saturated fats, and high-oleic soybean oil, which is highly stable and trans-fat free. We have also developed proprietary fiber addition processes that allow bakery and food processor customers to achieve significant saturated fat reductions in shortenings. We also produce margarines and buttery spreads, including our leading Country Premium brand, for food service, food processor and retail private label customers. Additionally, we sell refined vegetable oils as feedstock to the growing renewable diesel sector.
In Europe, we are a leader in consumer packaged vegetable oils, which are sold in various geographies under brand names including Venusz, Floriol, Kujawski, Unisol, Kaliakra, Oleina, Oliwier, Komili and Kirlangic. We are also a leader in margarines, under brand names including Smakowita, Slynne, Maslo Rosline, Masmix, Optima, Finuu, Deli Reform, Keiju, Venusz, Evesol, Carlshamn and Voimix. Additionally, we produce a variety of products for the confectionery and bakery industries. We are also an oils supplier through Loders in the Western European food service channel.
In Asia, we offer a range of consumer products and offerings through Loders, including bakery, culinary, confectionary and infant nutrition products. In India, our consumer brands include Dalda, Ginni and Chambal edible oils; Dalda and Gagan vanaspatis; and Masterline professional bakery fats. In China, we offer consumer edible oils products under the Dou Wei Jia brand.

Customers—Our customers include baked goods companies, snack food producers, confectioners, restaurant chains, food service operators, infant nutrition companies, other food manufacturers who use vegetable oils and shortenings as ingredients in their operations, and renewable diesel producers that use refined vegetable oils as feedstock. Other customers include grocery chains, wholesalers, distributors, and other retailers who sell to consumers either under our own brand names or private labels. These customers include global and national food processors and manufacturers, many of which are leading brand owners in their product categories.
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
Products—Our Milling segment activities include the production and sale of a variety of wheat flours and bakery mixes in Brazil, as well as corn-based products derived from both the dry and wet corn milling processes in the United States and Mexico. During 2021, we announced the sale of our wheat milling business in Mexico, which closed during the third quarter of 2022.
Our brands in Brazil include Suprema, Soberana, Primor and Predileta wheat flours, Gradina and Pre-Mescla bakery premixes and Ricca confectioner cream. Our corn milling products primarily consist of dry-milled corn meals and flours, flaking and brewers' grits, soy-fortified corn meal, corn-soy blends, and other similar products. As part of our corn portfolio, we also sell whole grain and fiber ingredients in addition to wet-milled masa flours, some sold under the El Maizal brand in the United States. Additionally, we offer non-GMO products in the United States, including corn varieties.
Customers—The primary customers for our wheat milling products are food processing, bakery, and food service companies. The primary customers for our corn milling products are companies in the food-processing sector, such as cereal, snack, bakery and brewing companies, as well as the U.S. Government under its humanitarian assistance programs.
Competition—Competition is based on a variety of factors, including price, raw material procurement, brand recognition, product quality, nutritional profile, dietary trends, and distribution capabilities. In Brazil, our major competitors are M. Dias Branco, J. Macedo and Moinho Anaconda, as well as many small regional producers. Our major competitors in North American corn milling include Cargill, Didion Inc., SEMO Milling, LLC, Life Line Foods, LLC and Gruma S.A.B. de C.V.

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

Non-core Segment
Sugar and Bioenergy Segment
Our Sugar and Bioenergy segment primarily comprises our 50% interest in BP Bunge Bioenergia, our joint venture with BP, as well as minor ethanol distribution sales activity. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. BP Bunge Bioenergia is the second largest operator by effective crushing capacity in the Brazilian sugarcane ethanol biofuel industry. We account for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results include our share of the net earnings in BP Bunge Bioenergia. While we are committed to supporting the growth and development of BP Bunge Bioenergia, our long-term goal is to seek strategic opportunities for our investment in the joint venture, hence the designation of such operations as Non-core.
The formation of BP Bunge Bioenergia combined our eight mills, the plantations we owned and managed, and related assets, together with BP’s sugar and bioenergy business in Brazil, which included three mills and related assets. BP Bunge Bioenergia's combined mills are supplied with sugarcane grown on approximately 460,000 hectares of land. In 2022, approximately 77% of the joint venture's total milled sugarcane came from plantations owned or managed by BP Bunge Bioenergia and 23% was purchased from third-party suppliers. These mills allow BP Bunge Bioenergia to produce sugar, ethanol and electricity, as further described below.
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
The sugar produced at BP Bunge Bioenergia’s mills is sold in both the Brazilian domestic market, primarily in the confectionary and food processing industries, and export markets. The ethanol is sold primarily to customers for use in the Brazilian domestic market to meet demand for fuel, with sugar and ethanol also exported in the international market. BP Bunge Bioenergia competes with other sugar and ethanol producers both in Brazil and internationally, along with beet sugar processors and producers of other sweeteners and biofuels in the global market. Major competitors in Brazil include Cosan Limited/Raizen, São Martinho S.A. and Biosev ("Louis Dreyfus"). Major international competitors include British Sugar PLC, Südzucker AG, Cargill, Tereos S.A., Sucden S.A., ED&F Man Limited, and COFCO.

Risk Management
Risk management is a fundamental aspect of our business. We maintain an enterprise risk management program that is designed to support the achievement of our strategic objectives and enhance shareholder value. We regularly review our enterprise level risks, emerging risks and assess our risk tolerance levels and the effectiveness of our risk monitoring and risk management efforts. Our Board of Directors ("the Board") has established the Enterprise Risk Management Committee ("ERMC") to provide greater focus at the Board level on risk oversight of our major risks and each of our other Board committees considers risks within its area of responsibility. The primary risks that our company is subject to are discussed under the heading "Item 1A. Risk Factors" and we also describe our efforts to hedge and actively manage our market risks, including those associated with our positions in physical and derivative markets for agricultural commodities, energy, inland and ocean freight, foreign currency, and interest rates under the heading "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
Insurance
In each country in which we conduct business, our operations and assets are subject to varying degrees of risk and uncertainty. We financially insure our businesses and assets in each country in a manner that we deem appropriate for a company of our size and activities, including against certain risks associated with the ongoing Ukraine-Russia war, based on an analysis of the relative risks, costs, and market availability of insurance. We believe that our geographic dispersion of assets helps mitigate the risk to our business from an adverse event affecting a specific facility. However, if we were to incur a significant loss or liability for which we were not insured in full or in part, it could have a materially adverse effect on our business, financial condition and results of operations.

Operating Segments and Geographic Areas
We have included financial information about our reportable segments and our operations by geographic area in Note 29- Segment Information to our consolidated financial statements included as part of this Annual Report on Form 10-K.
Research and Development, Innovation, Patents and Licenses
Our research and development activities are focused on developing products and improving processes that will drive growth or otherwise add value to our core business operations. In our refined and specialty oils and milling businesses, we have several research and development centers globally to support product development and enhancement. Additionally, Bunge Ventures, our corporate venture capital unit, invests in start-ups and other early-stage companies that are developing new technologies relevant to our industries. Additionally, we invest capital and human resources in digital innovations, aimed at using technology, data and analytics to improve how we perform our most important functions across our value chains, including origination, production, logistics, and customer experience.
We own trademarks, patents, and licenses covering certain of our products and manufacturing processes. However, neither our business as a whole nor any segment is dependent on any specific trademark, patent, or license.
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
Government Regulation
In each of the countries in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, production, handling, storage, transport, marketing, and sale of our products. These include laws and regulations relating to facility licensing and permitting, food, and feed safety, the handling and production of regulated substances, nutritional and labeling requirements, global trade compliance and other matters. Our operations and those of our suppliers are also subject to restrictions on land use in certain protected areas, forestry reserve requirements, limitations on water use, as well as other environmental regulations. Additionally, from time-to-time, agricultural production shortfalls in certain regions, and growing demand for agricultural commodities for feed, food, and fuel use have caused prices for relevant agricultural commodities to rise. High commodity prices and regional crop shortfalls have led, and in the future may lead, governments to impose price controls, tariffs, export restrictions and other measures designed to ensure adequate domestic supplies and/or mitigate price increases in their domestic markets, as well as increase the scrutiny of competitive conditions in their markets.
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

Our business could also be affected in the future by the regulation or taxation of greenhouse gas ("GHG") emissions or policies related to national emission reduction plans. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions including, but not limited to, the Unites States, Canada, Mexico, the European Union and its member states, and China. For example, the Biden Administration has issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Climate Agreement, pursuant to which the Administration has announced a goal of reducing U.S. GHG emissions by one-half by 2030. Our operations located in countries with effective and applicable carbon pricing and regulatory programs currently meet related existing obligations with, at this time, no significant impact on our results of operations and competitive position. We regularly assess the potential impacts to our business resulting from regulation or policies aimed at reducing GHG emissions. Potential consequences could include increased energy, transportation and raw material costs, and additional investments to modify our facilities, equipment and processes. Although, at this time, it is not possible to estimate the likelihood of passage or predict the potential impact of any additional legislation, regulations or agreements, the effects of additional climate change regulatory initiatives could have a materially adverse impact on our business and results of operations. The scope of physical effects of climate change, including shifts in agricultural production areas and climatic volatility, is uncertain, but could in the long-term result in increased adverse incidents of weather-related events that cause disruptions to our operations and may ultimately result in stranded physical assets. We currently believe the breadth and diversification of our global asset network, as well as our participation in the global trade of agricultural commodities, will help to mitigate these risks.
Additionally, in response to the ongoing Ukraine-Russia war, the United States, other North Atlantic Treaty Organization ("NATO") member states, as well as non-NATO member states, have announced targeted economic sanctions on Russia, certain Russian citizens, and Russian enterprises. Any continuation or escalation of the war may trigger a series of additional economic and other sanctions. On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia, to Karen Vanetsyan. On February 3, 2023, the transaction closed in accordance with the terms of the agreement. We continued to operate our Russian oilseed crushing and refining facility in compliance with all legal requirements until the sale was completed.
Sustainability
Bunge believes sustainability is critical to our business. While we have consistently incorporated environmental, social and governance ("ESG") factors into Bunge’s strategy and operations, we have intensified our efforts in light of new consumer trends, risks arising from factors such as climate change, and the emerging commercial opportunities in the low carbon market. We integrate ESG factors into nearly every area of our business, from how we evaluate new growth markets, plan and develop our strategic goals, compensate our employees and operate our facilities, to how we engage with our customers, suppliers, employees, communities, shareholders and other stakeholders. We encourage Bunge leadership around the globe to embrace sustainable decision-making across our value chains built on a foundation of ethical leadership, accountability and environmental stewardship. Our key areas of growth, comprising expansion of our oilseed processing and origination capabilities, production of renewable feedstocks, increasing our plant lipids portfolio and development of new plant-based protein ingredients, are not only core to our business strategy but also a testament to the alignment of sustainability with our corporate vision.
A key feature of our sustainability strategy is to leverage Bunge’s position in the value chain and its experience delivering sustainable solutions to stakeholders in order to collaboratively promote industry-wide transformation. Bunge has been a founder and active member of leading industry associations and platforms to find practical solutions to certain sustainability challenges, such as climate change, land use change, human rights and biodiversity. We are committed to eliminating native vegetation conversion associated with agricultural commodity production and trade in 2025 – a commitment that was established in 2015 and serves as a guide for sector alignment. We intend to build on our shared efforts, working with governments, farmers, and other key stakeholders in our supply chains, to identify opportunities for public-private collaboration focused on eliminating commodity-driven deforestation.
Bunge’s public reporting on ESG conforms with internationally recognized frameworks and standards, the details of which are captured in the annual corporate sustainability reports published in the first half of each year. The 2023 sustainability report will contain further information on Bunge’s ESG strategy, performance, and other disclosures. The sustainability reports are not incorporated by reference in this Annual Report.
Governance
Sustainability considerations, including climate change, deforestation and native vegetation conversion, water use, biodiversity, human rights, social development, stakeholder engagement, and more, are embedded across the functions of multiple committees of Bunge’s Board of Directors.
The Sustainability and Corporate Responsibility Committee ("SCRC") of the Board oversees sustainability strategy at Bunge. The SCRC meets on a regular basis and is tasked with oversight of governance, policies, strategies and programs related to a comprehensive set of sustainability and corporate social responsibility factors that support the sustainable growth of the Company, including, but not limited to, climate change, environmental matters, human rights, social development, risk management, external trends, external stakeholder engagement, philanthropy, and reporting and disclosure. Additionally, the ERMC of the Board periodically evaluates climate related risks and opportunities in connection with its oversight of enterprise risks and risk mitigation strategies. The Audit Committee periodically evaluates applicable trends, risks, and developments in non-financial reporting practices and requirements that may impact the Company’s regulatory filings, including ESG-related disclosures. The Human Resources and Compensation Committee ("HRCC") oversees the establishment of sustainability linked performance goals for our executives and workforce.
The sustainability function is executed by the Chief Sustainability Officer ("CSO"), who reports to our Chief Executive Officer ("CEO"). The CSO leads a global team operating across multiple geographies and functions that regularly engage business leadership to ensure company-wide alignment with sustainability objectives and opportunities.
Strategy
We leverage our leadership, extensive knowledge of the industry, and our deeply rooted relationships with customers at both ends of the value chain to address the sustainability challenges facing the food, feed, and fuel supply chains in which we operate. We intend to address those challenges by, among other things, connecting farmers and our end customers as they seek to establish common approaches to overcome shared sustainability challenges. For example, Bunge is actively engaged in supplying low carbon feedstock for renewable fuels, sourcing and supplying grains planted under regenerative agricultural practices, and supplying certified and verified deforestation-free grains and by-products, among other initiatives. These business objectives are a natural extension of our sustainability efforts and have been partly developed by applying a “climate lens” to our strategic decision-making.
We report on our sustainability strategy, goals and performance across three core pillars:
•    Action on Climate—We implement innovative solutions designed to minimize our environmental footprint and support projects and activities that strengthen our approach to fighting climate change. This pillar includes publication of Bunge’s progress on meeting its GHG reduction targets, which were validated by the Science Based Targets Initiative ("SBTi") in 2021, as discussed further below.
•    Responsible Supply Chains—We promote sustainable agriculture and implement projects that are designed to protect and improve the environment while supporting the social and economic well-being of growers and local communities. Within this pillar, we publish progress on our commitment to eliminate deforestation and native vegetation conversion in our supply chains in 2025, our compliance with human rights obligations, and our engagement with farmers to promote sustainable and regenerative agricultural practices.
•    Accountability—We aim to be an accountable leader within our industry, helping to raise the bar on our sector’s performance by regularly tracking and disclosing progress on our commitments and sustainability performance. Our accountability pillar includes Bunge’s review and oversight of human capital management, diversity, equity and inclusion, corporate contributions, volunteerism, and others.
Risk Management
In 2021, Bunge began implementing enhancements to its enterprise risk management ("ERM") framework by incorporating more detailed sustainability risks and opportunities into the ERM process. These include risks emanating from changing climate and weather patterns, water scarcity, deforestation, human rights, farmer productivity, and increasing taxation and regulation on GHG emissions. This process was further enhanced in 2022 by adding risk factors into the ERM framework. The ERM process provides Bunge with greater oversight and management of climate-related risks and the potential financial implications, and will help ensure continued short-, medium- and long-term resilience.
Climate risks are overseen at the Board of Directors level by the ERMC, which has responsibility for supervising the quality and integrity of our risk management practices. Enterprise risk management is overseen at the executive level by the Chief Risk Officer, who reports to our CEO, with input from relevant teams and functions.
Metrics and Targets
When setting public commitments, particularly quantifiable targets on GHG emissions and related measures, Bunge’s leadership and employees regularly engage with stakeholders, review market and consumer trends, and consider business risks and opportunities. Where feasible, Bunge also engages in sector-wide discussions to align with value chain partners so that metrics and targets are aligned for maximum impact and transformation.
Bunge established Science Based Targets ("SBTs") in 2021, which were verified by the SBTi and cover absolute reductions in GHG emissions across all three Scopes. From a 2020 baseline to a 2030 deadline, the targets call for:
•Scopes 1 & 2 - Absolute reduction of 25%
•Scope 3 - Absolute reduction of 12.3%

Due to the nature of Bunge’s business and operations, the vast majority of GHG emissions are found within the value chain (Scope 3), particularly upstream sources. Therefore, a substantial portion of Bunge’s emissions reduction will be achieved by meeting the Company’s 2025 non-deforestation commitment. Additional emissions reduction activities to meet the SBTs include enhancements to the Company’s plants, procurement of zero- or low-carbon electricity sources, and the uptake of certified products and regenerative farming practices.
Additional metrics and targets include intensity reductions by 2026 from a 2016 baseline for water (10% overall and 25% for facilities located in areas of high water stress), waste (10% disposal), and energy (10% consumption).
Human Capital Resources
As of December 31, 2022, we employed approximately 23,000 people. Many of our employees are represented by labor unions and their employment is governed by collective bargaining agreements. In general, we consider our employee relations to be good.
Our People
We care about our people. We listen, empower, develop and reward them with the goal of driving high levels of engagement and commitment to Bunge. From hiring the best talent to diversity and inclusion initiatives, career development, total employee rewards, and wellness, Bunge strives to create programs and resources that enhance our workplace environment.

% of Total Headcount
Region
South America	37%
EMEA (Europe, Middle East, Africa)	30%
North America	18%
Asia	15%
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
Career & Development
We focus on training and development that helps employees develop the skills they need both today and in the future. One of the greatest drivers of growth for our people is their own initiative and sense of career ownership. We encourage employees to create individual development plans and provide employees access to apply for internal career opportunities that match their interests and skills.
Safety
The safety of our team and the communities in which we operate comes first. We believe safety is a shared responsibility. Everyone has the right and responsibility to stop work if conditions become unsafe, regardless of position or experience. Our safety program focuses on incident prevention through safety leadership at all levels.

Available Information
Our website address is www.bunge.com. Through the "Investors: Financial Information: SEC Filings" section of our website, it is possible to access our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports. Also, filings made pursuant to Section 16 of the Exchange Act with the SEC by our executive officers, directors and other reporting persons with respect to our common shares are made available through our website. Our periodic reports and amendments, and the Section 16 filings, are available through our website free of charge as soon as reasonably practicable after such report, amendment or filing is electronically filed with or furnished to the SEC.
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
The foregoing information regarding our website and its content is for your convenience only. The information contained in or connected to our website is not deemed to be incorporated by reference in this Annual Report or filed with the SEC.
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

Name	Position
Gregory Heckman	Chief Executive Officer
Aaron Buettner	President, Food Solutions
Robert Coviello	Chief Sustainability Officer and Government Affairs
Christos Dimopoulos	Co-President, Agribusiness
Julio Garros	Co-President, Agribusiness
Debra King	Chief Technology Officer
Pierre Mauger	Chief Transformation Officer
John Neppl	Chief Financial Officer
Joseph Podwika	Chief Legal Officer and Assistant Secretary
Kellie Sears	Chief Human Resources Officer
Robert Wagner	Chief Risk Officer
Ruth Ann Wisener	Vice President, Investor Relations
Gregory Heckman, 60-Mr. Heckman has served as Chief Executive Officer since January 2019 and as a member of our Board of Directors since October 2018. Mr. Heckman has over 30 years of experience in the agriculture, energy and food processing industries. He is the founding partner of Flatwater Partners and served as Chief Executive Officer of The Gavilon Group from 2008 to 2015. Prior to Gavilon, he served as Chief Operating Officer of ConAgra Foods Commercial Products and President and Chief Operating Officer of ConAgra Trade Group. Mr. Heckman serves as a non-executive director on the board of OCI N.V., a global producer of fertilizer and chemicals.
Aaron Buettner, 49-Mr. Buettner has served as President, Food Solutions since January 1, 2022. Prior to that, he was President, Bunge Loders Croklaan. Mr. Buettner joined Bunge in September 2015 serving as Vice President, Global Oils. Prior to joining Bunge, Mr. Buettner worked at Cargill for 19 years in a variety of commercial, finance and general management leadership roles in the United States, Russia and Asia-Pacific refined oils businesses.
Robert Coviello, 54-Mr. Coviello has served as Chief Sustainability Officer and Government Affairs since May 2019. Mr. Coviello joined Bunge in 2003 and has held a variety of commercial leadership positions in Asia, Europe and the U.S. Prior to joining Bunge, Mr. Coviello served in trading roles at Cargill in the U.S. Mr. Coviello also serves on the Board of Directors of Lamb Weston, a New York Stock Exchange company.
Christos Dimopoulos, 49-Mr. Dimopoulos has served as Co-President, Agribusiness since May 2022. Prior to that, he was President, Global Supply Chains. Mr. Dimopoulos joined Bunge in 2004 as a grain trader and subsequently held a variety of roles of increasing responsibility in the Agribusiness Segment. Prior to Bunge, Mr. Dimopoulos held roles in Europe and the United States with Tradigrain and Intrade Risk Management.

Julio Garros, 47-Mr. Garros has served as Co-President, Agribusiness since May 2022. Prior to that, he was President, Agribusiness Development, Operations and Milling. Mr. Garros joined Bunge in 2002 as a Financial Analyst in Argentina and subsequently held a variety of roles of increasing responsibility across finance, commercial and business development in Argentina and Brazil. Prior to joining Bunge, Mr. Garros worked for PriceWaterhouseCoopers and as an auditor for Argentina’s Foreign Affairs Office.
Debra King, 51-Ms. King has served as Chief Technology Officer since joining Bunge in December 2022. Prior to joining Bunge, Debra served as Chief Information Officer at Corteva from 2017 to 2021, where she led the IT spin from DowDuPont, built a technology foundation for the new company and founded the enterprise digital transformation program. Previously, she spent 15 years at Pfizer in a range of IT leadership roles across business domains, managing IT organizations and operations at scale, and leading numerous global transformation programs. She started her career in technology consulting before moving into corporate roles.
Pierre Mauger, 50-Mr. Mauger has served as Chief Transformation Officer since May 2019. He joined Bunge in 2013 as Chief Development Officer. Prior to Bunge, Mr. Mauger was a partner at McKinsey & Company, where he led the firm's agriculture service line in Europe, the Middle East and Africa from 2009 to 2013. Prior to that, he served as a partner in the firm's consumer goods practice and previously worked as an auditor at Nestlé and KPMG.
John Neppl, 57-Mr. Neppl has served as Chief Financial Officer since joining Bunge in May 2019. Mr. Neppl joined Bunge from Green Plains Inc., where he served as Chief Financial Officer. Prior to Green Plains, Mr. Neppl served as Chief Financial Officer of The Gavilon Group, LLC. Mr. Neppl held senior financial management positions at ConAgra Foods, Inc., including Senior Financial Officer of ConAgra Trade Group and Commercial Products division as well as Assistant Corporate Controller. Prior to ConAgra, Mr. Neppl was Corporate Controller at Guarantee Life Companies. He began his career as an auditor with Deloitte & Touche. He is a member of the Creighton University Heider College of Business Dean’s Advisory Board as well as its Accounting Department Advisory Board, and he is also a certified public accountant (inactive status).
Joseph Podwika, 60-Mr. Podwika has served as Chief Legal Officer since joining Bunge in November 2019. Mr. Podwika joined Bunge from Nutrien Ltd. where he was Executive Vice President and Chief Legal Officer. He was previously Senior Vice President, General Counsel and Secretary with PotashCorp. Before joining PotashCorp, Mr. Podwika worked in the legal department of International Paper Company and was in private practice with Jaeckle, Fleischmann & Mugel.
Kellie Sears, 53-Ms. Sears has served as Chief Human Resources Officer since joining Bunge in January 2023. Ms. Sears joined Bunge from BeautyHealth where she served as Chief Human Resources Officer from January 2022 until her departure. Prior to working at BeautyHealth, she was Chief Human Resources Officer with Asklepios BioPharmaceutical, Inc. from 2020 to 2022. Prior to that, she worked at Allergan in increasing roles of responsibility from 2012 to 2020 serving as Senior Vice President and Chief Human Resources Officer from 2019 until her departure in 2020. Prior to that, she worked at Pfizer from 1999 to 2012 in a number of leadership roles including serving as Senior Director of Global HR Shared Services where she was responsible for the strategy, design and implementation of a shared services model.
Robert Wagner, 45-Mr. Wagner has served as Chief Risk Officer since joining Bunge in June 2019. Prior to joining Bunge, Mr. Wagner was Chief Risk Officer at Tricon International, Ltd. Prior to Tricon, he was Group Chief Risk Officer at COFCO Agri Ltd in Geneva, Switzerland. Prior to COFCO, he was Chief Risk Officer for The Gavilon Group, LLC, where he was member of the firm’s Executive Committee and had responsibility for both the market risk management and credit departments.
Ruth Ann Wisener, 57-Ms. Wisener has served as Vice President of Investor Relations since joining Bunge in March 2019. Prior to joining Bunge, Ms. Wisener worked in leadership positions in a variety of legal, finance, and commercial roles at Tyson Foods and ADM, among others.
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
Risks Relating to Our Business and Industries
Our operations have been and may in the future be adversely impacted as a result of pandemic outbreaks, including COVID-19.
The COVID-19 pandemic has had, and continues to have, a significant impact around the world causing a disruption of global financial markets and increased levels of unemployment and economic uncertainty. Since early 2020, government officials around the world, including in the countries where we operate, have imposed measures in response to the pandemic, including vaccination and masking requirements, protocols related to workplace activities, travel and large gathering restrictions, social distancing requirements, quarantines and shelter-in-place and stay-at-home orders. Certain of these restrictions remain in place today. The COVID-19 pandemic has curtailed global economic activity and caused significant volatility and disruption in global financial markets. During the course of the pandemic, we have not seen a significant disruption in our supply chain and we have been able to mitigate logistics and distribution issues that have arisen, and substantially all of our facilities around the world have continued to operate at or near normal levels. We have, however, experienced minor temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic, including increased labor shortages and increased turnover. We have established an internal task force to closely monitor developments related to the pandemic and have implemented employee safety measures based on guidance from the Centers for Disease Control and Prevention, the World Health Organization, and local requirements and guidelines, across all our facilities, including proper hygiene, social distancing, mask use, and temperature screenings. We continue to closely monitor developments related to the pandemic to ensure the health and safety of our employees. While all facilities are currently operating normally, our internal task force is prepared to re-establish safety measures and protocols should infection rates increase. We continue to monitor local, regional, and national governmental actions that could limit or restrict the movement of agricultural commodities or products or otherwise disrupt physical product flows or our ability to operate in the future.
Any future impacts of COVID-19 or any new pandemic may adversely affect our operations, major facilities, or employees’ and consumers’ health and negatively impact general commercial activity related to our supply chain and customer base. The extent to which we will be impacted by COVID-19 or any new pandemic is difficult to predict and cannot be estimated with any degree of certainty and will depend on many factors outside of our control. These factors include the timing, extent, trajectory and duration of any pandemic, the emergence of new COVID-19 variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. To the extent the COVID-19 pandemic or any new pandemic adversely affects our business, results of operations, financial condition and share price, it may also have the effect of heightening many of the other risks described in this Item 1A.
Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations, supply chains, and operating results.
Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products, and negatively affect the creditworthiness of agricultural producers who do business with us.
Severe adverse weather conditions, such as hurricanes and severe storms, may also result in extensive property damage, extended business interruption, personal injuries, and other loss and damage to us. Our operations also rely on dependable and efficient transportation services, including transportation by ocean vessel, river barges, rail, and truck. A disruption in transportation services as a result of weather conditions, such as low river levels following periods of drought, may also have a significant adverse impact on our operations and related supply chains.
Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, shifts in agricultural production areas, changing temperature levels, and climatic volatility. The frequency and severity of the effects of climate change or weather patterns could increase and adversely impact our business operations, the location, costs and competitiveness of global agricultural commodity production and related storage and processing facilities, as well as the supply and demand for agricultural commodities, and may result in incidents of stranded physical assets. These effects could be material to our results of operations, liquidity or capital resources.
The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations.
We maintain operations in Ukraine and Russia. Ukraine forms part of a key international grain originating region and is also the world’s largest supplier of sunflower seed and sunflower oil, commodities that cannot be completely replaced from other origins. On February 24, 2022, Russia initiated a military offensive in Ukraine. Bunge’s Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in the Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture. Assets and operations located in regions affected by the war are at a heightened risk of property damage, inventory loss, business disruption, and expropriation. As of the date of this Annual Report, no material damage has been noted at any of Bunge’s Ukrainian facilities; however, due to safety concerns, it is not always possible to conduct onsite physical inspections of our Ukrainian facilities to understand the full extent of the impact of the war. As of December 31, 2022, we had total assets and total liabilities of $262 million and $125 million, respectively, in Ukraine.

Our Ukrainian operations employ approximately 1,000 employees. While as of the date of this Annual Report some of our Ukrainian employees have been forced to relocate to other areas within Ukraine or to other countries, our workforce remains largely intact. The ongoing war could cause harm to our employees and otherwise impair their ability to work for extended periods of time, which could have a material adverse effect on our operations. Disruption to the power grid, transportation routes, telecommunications systems, banks, and other critical infrastructure necessary to conduct business in Ukraine could also severely impair our Ukrainian operations. The scope, intensity, duration and outcome of the ongoing war is uncertain, and the continuation or escalation of the war may have a material adverse effect on Bunge’s assets, operations and financial condition.
Additionally, in response to the war, the United States, other NATO member states, as well as non-NATO member states, have announced targeted economic sanctions on Russia, certain Russian citizens, and Russian enterprises. Any continuation or escalation of the war may trigger a series of additional economic and other sanctions. On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia, to Karen Vanetsyan. On February 3, 2023, the transaction closed in accordance with the terms of the agreement. We continued to operate our Russian oilseed crushing and refining facility in compliance with all legal requirements until the sale was completed.
In addition, the risk of cybersecurity incidents has increased in connection with the ongoing war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies' continued operations in Russia. See "— Our information technology systems, processes and sites may suffer interruptions, security breaches or failures that may adversely affect our ability to conduct our business."
Although we insure ourselves against many types of risks, including certain risks associated with the ongoing war, our level of insurance may not cover all losses we could incur. There could be a material adverse effect on our business, results of operations and financial condition if we are not able to adequately insure against the possible exposure we could experience as a result of the war. To the extent the current war adversely affects our business, it may also have the effect of heightening many other risks disclosed in this Item 1A, any of which could materially and adversely affect our business and results of operations. Due to the continuously evolving nature of the war, the potential impact that the war could have on these risk factors, and others that cannot yet be identified, remains uncertain. Even if the war moderates, or a resolution between Ukraine and Russia is reached, we expect that we will continue to experience ongoing financial and operational impacts resulting from the war for the foreseeable future as Ukraine rebuilds its economy and infrastructure.
We are subject to fluctuations in agricultural commodity and other raw material prices, energy prices, and other factors outside of our control that could adversely affect our operating results.
Prices for agricultural commodities and their by-products, including, among others, soybeans, corn, wheat, sugar and ethanol, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting and selling decisions, currency fluctuations, inflation, government agriculture programs and policies, pandemics (such as the COVID-19 pandemic), governmental restrictions or mandates, global inventory levels, demand for biofuels, weather and crop conditions, and demand for and supply of competing commodities and substitutes. These factors may cause volatility in our operating results.
In 2022, certain of our raw material input costs increased materially and at a rapid rate. We expect the pressures of input cost inflation to continue into 2023. We may not be able to generate sufficient productivity improvements, price increases or commodity hedging benefits to fully offset these costs or do so on an acceptable timeline. To the extent we are unable to offset present and future input cost increases, our operating results could be materially and adversely affected.
Additionally, our operating costs and the selling prices of certain of our products are sensitive to changes in energy prices. Our industrial operations utilize significant amounts of electricity, natural gas and coal, and our transportation operations are dependent upon diesel fuel and other petroleum-based products. Significant increases in the cost of these items, including as a result of the Ukraine-Russia war, and currency fluctuations could adversely affect our operating costs and results. We also sell certain biofuel products, such as ethanol, renewable diesel, and biodiesel, which are closely related to, or may be substituted for, petroleum products. As a result, the selling prices of ethanol, renewable diesel, and biodiesel can be impacted by the selling prices of oil, gasoline and diesel fuel. In turn, the selling prices of the agricultural commodities and commodity products that we sell, such as corn and vegetable oils that are used as feedstocks for biofuels, are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices. Prices for petroleum products and biofuels are affected by market and geopolitical factors and government fuel policies, over which we have no control. Lower prices for oil, gasoline or diesel fuel could result in decreased selling prices for ethanol, renewable diesel, biodiesel and their raw materials, which could adversely affect our revenues and operating results.
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
We face significant competition in each of our businesses and we have numerous competitors, some of which are larger, more diversified and have greater financial resources than we have. Additionally, in recent years we have experienced regional Agribusiness competitors entering new geographies where previously they did not compete with us, and certain customers seeking to procure certain commodities directly rather than through historical suppliers such as us. Furthermore, in conjunction with the recent increase in demand for renewable biodiesel feedstocks, we have experienced added competition for refining capacity from traditional petroleum companies. As many of the products we sell are global commodities, the markets for our products are highly price competitive, and in many cases also sensitive to product substitution. Additionally, the geographic location of assets can competitively advantage or disadvantage us with respect to our competitors in certain regions. We also face competition from changing technologies and shifting industry practices, such as increased on-farm crop storage in several regions, which allows producers to retain commodities for extended periods and increase price pressure on purchasers such as us. To compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, including through business optimization initiatives, developing and offering products that meet customer needs, optimizing our geographic presence in key markets, developing and maintaining appropriate market share and customer relationships, supporting socially responsible and sustainable corporate and business practices, and promoting our environmental stewardship. We also compete for talent in our industries, particularly commercial personnel. Competition could cause us to lose market share and talented employees, exit certain lines of business, increase marketing or other expenditures, increase our raw material costs or reduce pricing, each of which could have an adverse effect on our business and profitability.
We are vulnerable to the effects of supply and demand imbalances in our industries.
Historically, the market for some agricultural commodities and fertilizer products has been cyclical, with periods of high demand and capacity utilization stimulating new plant investment and the addition of incremental processing or production capacity by industry participants to meet the demand. The timing and extent of this expansion may then produce excess supply conditions in the market, which, until the supply/demand balance is again restored, negatively impacts product prices and operating results. During times of reduced market demand, we may suspend or reduce production at some of our facilities. The extent to which we efficiently manage available capacity at our facilities will affect our profitability, including the profitability of our Bunge Chevron Ag Renewables joint venture ("Bunge Chevron JV"). We also expect the results from our equity investment in the BP Bunge Bioenergia joint venture to be impacted by any potential shortage of, or increasing costs for, sugarcane.
We are subject to global and regional economic downturns and related risks.
The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. Further, deteriorating economic and political conditions in our major markets, such as inflation, increased unemployment, decreases in disposable income, declines in consumer confidence, uncertainty about economic stability, or economic slowdowns or recessions, could cause a decrease in demand for our products.
Additionally, weak global economic conditions and adverse conditions in global financial and capital markets, including rising interest rates and constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties, which in turn may negatively impact our financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for more information.
In 2022, the United States reported high inflation rates and weaker GDP growth, with some economists forecasting a continuation of these conditions in 2023. Brazil has experienced a slowing GDP growth rate coupled with relatively high interest rates as it emerges from the COVID-19 pandemic, which may result in an uncertain economic and political environment that could in turn lead to reduced demand for our refined and specialty oils and milling products in the country. Additionally, a slowdown in China's economy over a prolonged period, including as a result of continuing impacts of COVID-19, population decline and other factors, could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.
We are subject to economic, political, and other risks of doing business globally and in emerging markets.
We are a global business with a substantial majority of our assets and operations located outside the United States. In addition, our business strategies may involve expanding or developing our business in emerging market regions, including Eastern Europe, Asia-Pacific, the Middle East, and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:
•adverse trade policies or trade barriers on agricultural commodities and commodity products;
•government regulations and mandates in response to the COVID-19 pandemic;
•new and developing requirements related to GHG emissions and other climate change initiatives and workforce diversity and inclusion mandates;
•inflation, hyperinflation, and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates. For example, inflation rates in many countries in which we operate are currently at the highest levels in decades, resulting in tighter monetary policies, including higher interest rates. In addition, Turkey, a country in which we operate, has experienced negative economic trends and multiple periods of high inflation rates. During the first quarter of 2022, Turkey became a highly inflationary economy as defined under U.S. Generally Accepted Accounting Principles ("U.S. GAAP").
•changes in laws and regulations or their interpretation or enforcement in the countries in which we operate, including the risk of future adverse tax regulations relating to our status as a Bermuda company in the event that the Redomestication is delayed or otherwise abandoned, and the effects of complying with Swiss tax law on us and our shareholders after the completion of the Redomestication;
•difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;
•exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends by subsidiaries, most notably in Ukraine and Argentina;
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
•changes in a country’s or region’s economic or political condition; and
•labor disruptions, civil unrest, significant political instability, coup attempts, wars or other armed conflict or acts of terrorism. See "—The ongoing war between Russia and Ukraine may adversely affect our business, financial condition or results of operations."
These risks could adversely affect our operations, business strategies, and operating results.
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
Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes (including "windfall profits" taxes), tariffs, duties, subsidies, import and export restrictions, price controls on agricultural commodities, and energy policies (including biofuels mandates), can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. Additionally, regulation of financial markets and instruments in the United States and internationally may create uncertainty as these laws are adopted and implemented and may impose significant additional risks and costs that could impact our risk management practices. Further, increases in food and fertilizer prices have in the past resulted in increased scrutiny of our industries under antitrust and competition laws in various jurisdictions and increase the risk that these laws could be interpreted, administered or enforced in a manner that could affect our operations or impose liabilities on us that could have a material adverse effect on our operating results and financial condition. Future governmental policies, regulations or actions impacting our industries may adversely affect the supply of, demand for, and prices of our products, restrict our ability to do business in existing and target markets, or engage in risk management activities and otherwise cause our financial results to suffer.
Finally, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions, particularly disputes involving the United States and China. This has in the past led, and can in the future lead, to significant volatility in commodity prices, disruptions in historical trade flows and shifts in planting patterns in the United States and South America, which have presented challenges and uncertainties for our business. We cannot predict the impacts that future trade policy or the terms of any negotiated trade agreements could have on our business and operations.
We may not realize the anticipated benefits of acquisitions, divestitures or joint ventures.
We have been an active acquirer of other companies, and we have joint ventures with several partners. Part of our strategy involves acquisitions, alliances and joint ventures designed to expand or optimize our portfolio of businesses. Our ability to benefit from acquisitions, joint ventures, and alliances depends on many factors, including our ability to identify suitable prospects, access funding sources on acceptable terms, negotiate favorable transaction terms, and successfully consummate and integrate any businesses we acquire. In addition, we proactively review our portfolio of businesses in order to identify opportunities to enhance shareholder value and may decide as a result of such reviews or otherwise, from time to time, to divest certain of our assets or businesses by selling them or entering into joint ventures. Our ability to successfully complete a divestiture will depend on, among other things, our ability to identify buyers that are prepared to acquire such assets or businesses on acceptable terms and to adjust and optimize our retained businesses following the divestiture.
Our acquisition, joint venture, or divestiture activities may involve unanticipated delays, costs, and other problems. If we encounter unexpected problems with acquisitions, joint ventures, or divestitures, our senior management may be required to divert attention away from other aspects of our businesses to address these problems. Additionally, we may fail to consummate proposed acquisitions, joint ventures or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions.
Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, the controls and policies we implement at acquired companies, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. A material liability associated with an acquisition could adversely affect our reputation and results of operations and reduce the benefits of the acquisition. Additionally, acquisitions involve other risks, such as differing levels of management and internal control effectiveness at the acquired entities, systems integration risks, the risk of impairment charges relating to goodwill and intangible assets recorded in connection with acquisitions, the risk of significant accounting charges and expenses resulting from the completion and integration of a sizable acquisition, the need to fund increased capital expenditures and working capital requirements, our ability to retain and motivate employees of acquired entities, compliance and reputational risks and other unanticipated problems and liabilities.
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
Additionally, we have several joint ventures and investments in which we have limited control over governance, financial reporting, and operations. As a result, we face certain operating, financial, and other risks relating to these investments, including risks related to the financial strength of our joint venture partners or their willingness to provide adequate funding for the joint venture, having differing objectives from our partners, the inability to implement some actions with respect to the joint venture's activities that we may believe are favorable if the joint venture partner does not agree, compliance risks relating to actions of the joint venture or our partners, and the risk that we will be unable to resolve disputes with the joint venture partner. As a result, these investments may contribute significantly less than anticipated to our earnings and cash flows.
We have a 50% ownership interest in BP Bunge Bioenergia joint venture related to our sugar and ethanol business in Brazil. We share control in BP Bunge Bioenergia with BP, our joint venture partner, and as a result, our ability to realize the benefits of this joint venture will depend in part on our ability to work with and cooperate with BP, as well as the talent of the leadership of BP Bunge Bioenergia. In addition, the business and financial performance of the BP Bunge Bioenergia joint venture may be adversely affected if there is a significant shortage of sugarcane supply, which is the principal raw material used in the production of ethanol and sugar, or if there is an increase in the cost of available sugarcane, which could result from any termination of the joint venture’s partnership or supply contracts.
In May 2022, we entered into the Bunge Chevron JV, in which we have a 50% ownership interest through the contribution of two soybean processing facilities. Under the terms of the joint venture, we have agreed to operate the joint venture’s facilities, and Chevron Corporation ("Chevron") will have purchase rights for oil produced by the joint venture for use as a renewable feedstock to manufacture low lifecycle carbon intensity transportation fuels. We share control of certain key decisions pertaining to the Bunge Chevron JV with Chevron, our joint venture partner, and as a result, our ability to realize the benefits of this joint venture will depend in part on our ability to work with and cooperate with Chevron. The business and financial performance of the Bunge Chevron JV may also be adversely affected if there is a significant decrease in demand for renewable diesel. Additionally, the Bunge Chevron JV is subject to risks similar to our other soybean processing facilities, which are described in this Item 1A.
We are subject to industry and other risks that could adversely affect our reputation and financial results.
We are subject to food and feed industry risks which include, but are not limited to, spoilage, contamination, tampering or other adulteration of products, product liability claims, and recalls. We are also subject to shifts in customer and consumer preferences, including as a result of COVID-19, and concerns regarding the outbreak of disease associated with livestock and poultry, including avian or swine influenza. Also, increasing focus on climate change, deforestation, water, animal welfare and human rights concerns, and other risks associated with the global food system may lead to increased activism focusing on food companies and their suppliers, governmental intervention and consumer responses. These risks could adversely affect our, or our suppliers’, reputations and businesses and our ability to procure the materials we need to operate our business.
As a company whose products comprise staple food and feed products sold globally, as well as ingredients included in trusted food brands of our customers, maintaining a good corporate reputation is critical to our continued success. Reputational value is based in large part on perceptions, which can shift rapidly in response to negative incidents. The failure or alleged failure to maintain high standards for quality, safety, integrity, environmental sustainability and social responsibility, including with respect to raw materials and services obtained from suppliers, even if untrue, may result in tangible effects, such as reduced demand for our products, disruptions to our operations, increased costs and a loss of market share to competitors. Our reputation and results of operations could also be adversely impacted by changing consumer preferences and perceptions relating to some of the products we sell, such as with regard to the quantity and type of fats, sugars, and grains consumed, as well as concerns regarding genetically modified crops. Failure to anticipate, adapt or respond effectively to these trends or issues may result in material adverse effects on our business, financial condition, and results of operations.
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
In addition, continued government and public emphasis in countries in which we operate on environmental issues, including climate change, conservation and natural resource management, have resulted in and could result in new or more stringent forms of regulatory oversight or other limitations on the agricultural industry, including increased environmental controls, land-use restrictions affecting us or our suppliers and other conditions that could have a material adverse effect on our business, reputation, financial condition and results of operations. For example, certain aspects of our business and the larger food production chain generate carbon emissions. A number of jurisdictions in which we operate have implemented or are in the process of implementing carbon pricing programs or regulations to reduce GHG emissions, including, but not limited to, the United States, Canada, Mexico, the European Union and its member states, and China. For example, the Biden Administration has issued a series of executive orders and regulatory initiatives focused on climate change, including rejoining the Paris Climate Agreement, pursuant to which the Administration has announced a goal of halving U.S. GHG emissions by 2030. The imposition of regulatory restrictions on GHG emissions in many markets in which we operate, which may include limitations on GHG emissions, national emission reduction plans, requirements to make additional investments to modify our facilities, equipment and processes, other restrictions on industrial operations, taxes or fees on GHG emissions, and other measures, could affect land-use decisions, the cost of agricultural production and the cost and means of processing and transporting our products, which could adversely affect our business, cash flows, and results of operations.
We are exposed to credit and counterparty risk relating to our customer and supplier counterparties in the ordinary course of business. In particular, we advance capital and provide other financing arrangements to farmers in Brazil and, as a result, our business and financial results may be adversely affected if these farmers are unable to repay the capital advanced to them.
We have various credit terms with customers, and our customers have varying degrees of creditworthiness, which exposes us to the risk of non-payment or other default under our contracts and other arrangements with them. In the event that we experience significant defaults on their payment obligations to us, our financial condition, results of operations, or cash flows could be materially and adversely affected.
In Brazil, where there have been limited third-party financing sources available to farmers, we provide financing to farmers from whom we purchase soybeans and other agricultural commodities through prepaid commodity purchase contracts and advances, which are generally intended to be short-term in nature and are typically secured by the farmer's crop and a mortgage on the farmer's land and other assets to provide a means of repayment in the potential event of crop failure or shortfall. As of December 31, 2022 and 2021, respectively, we had approximately $651 million and $594 million in outstanding prepaid commodity purchase contracts, and advances to farmers. We are exposed to the risk that the underlying crop will be insufficient to satisfy a farmer's obligation under the financing arrangements as a result of weather and crop growing conditions, and other factors that influence the price, supply and demand for agricultural commodities. In addition, any collateral held by us as part of these financing transactions may not be sufficient to fully protect us from loss.
We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business.
We require significant amounts of capital to operate our business and fund capital expenditures. Our working capital needs are directly affected by the prices of agricultural commodities, with increases in commodity prices generally causing increases in our borrowing levels. We are also required to make substantial capital expenditures to maintain, upgrade, and expand our extensive network of storage facilities, processing plants, refineries, mills, logistics assets, and other facilities to keep pace with competitive developments, technological advances and safety and environmental standards. Furthermore, the expansion of our business and pursuit of acquisitions or other business opportunities may require us to have access to significant amounts of capital. If we are unable to generate sufficient cash flows or raise sufficient external financing on attractive terms to fund these activities, including as a result of a tightening in the global credit markets, we may be forced to limit our operations and growth plans, which may adversely impact our competitiveness and, therefore, our results of operations.
At December 31, 2022, Bunge had $6,665 million unused and available committed borrowing capacity comprising committed revolving credit facilities and the commercial paper program, totaling $5,665 million with a number of financial institutions, in addition to $1,000 million in committed unsecured delayed draw term loans. At December 31, 2022, our total debt balance is $4,651 million. Our debt levels could limit our ability to obtain additional financing, limit our flexibility in planning for, or reacting to, changes in the markets in which we compete, place us at a competitive disadvantage compared to our competitors that are less leveraged than we are, and require us to dedicate more cash on a relative basis to servicing our debt and less to developing our business. This may limit our ability to run our business and use our resources in the manner in which we would like. Furthermore, difficult conditions in global credit or financial markets, including increases in interest rates and diminished liquidity and credit availability, generally could increase the cost to finance our operations, adversely impact our ability to refinance maturing debt or the cost or other terms of such refinancing, or adversely affect the financial position of the lenders with whom we do business, which may reduce our ability to obtain financing for our operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."
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
Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. We engage in hedging transactions to manage these risks. However, our exposures may not always be fully hedged, and our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our risk management strategies may seek to position our overall portfolio relative to expected market movements. While we have implemented a broad range of risk monitoring and control procedures and policies to mitigate potential losses, they may not in all cases be successful in anticipating a significant risk exposure and protecting us from losses that have the potential to impair our financial position. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".
The loss of, or a disruption in, our manufacturing and distribution operations or other operations and systems could adversely affect our business.
We are engaged in manufacturing and distribution activities on a global scale, and our business depends on our ability to execute and monitor, on a daily basis, a significant number of transactions across numerous markets or geographies. As a result, we are subject to the risks inherent in such activities, including industrial accidents, environmental events, fires, explosions, strikes and other labor or industrial disputes, disruptions in logistics or information systems, as well as natural disasters, pandemics (including the COVID-19 pandemic), wars (including the Ukraine-Russia war), acts of terrorism, and other external factors over which we have no control. While we insure ourselves against many of these types of risks in accordance with industry standards, our level of insurance may not cover all losses. The potential effects of these conditions could have a material adverse effect on our business, results of operations, and financial condition.
Our information technology systems, processes and sites may suffer interruptions, security breaches or failures that may adversely affect our ability to conduct our business.
We rely on certain key information technology systems, some of which are dependent on services provided by third parties, to provide critical data and services for internal and external users, including procurement and inventory management, transaction processing, financial, commercial and operational data, human resources management, legal and tax compliance, and other information and processes necessary to operate and manage our business. If we or our third-party service providers do not respond or perform effectively in connection with a cyber breach or system failure, our business may be impacted.
Increased social engineering threats and more sophisticated computer crime, including advanced persistent threats and zero-day vulnerability exploits, pose a potential risk to the security of our information technology systems, networks and services, and we may incur significant costs in protecting against potential security breaches, cyber-based attacks, or other cyber incidents. We and our third-party service providers are targeted by malicious actors and expect such incidents to continue. While we have implemented cybersecurity and data protection measures, our efforts to minimize the risks of cyberattacks and protect our information technology systems may be insufficient and we may experience breaches or other failures or disruptions that could compromise our systems and the information stored there as a result. Such risks increase while some of our workforce in certain countries in which we operate continues to work remotely. New technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyberattacks.
In addition, the risk of cybersecurity incidents, including cyberattacks against the Ukrainian government and other countries in the region, has increased in connection with the ongoing Ukraine-Russia war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies’ continued operations in Russia. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations and could increase the frequency and severity of cyber-based attacks against our information technology systems. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war, or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia, or U.S. support of Ukraine, could also adversely affect our operations.
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
If our information technology systems are breached, damaged or fail to function properly due to any number of causes, such as security breaches or cyber-based attacks, systems implementation difficulties, catastrophic events or power outages, and our security, contingency disaster recovery, or other risk mitigation plans do not effectively mitigate these occurrences on a timely basis, we may experience a material disruption in our ability to manage our business operations and produce financial reports, as well as significant costs and lost business opportunities until they are remediated. Additionally, while we have insurance coverage designed to address certain aspects of cyber risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
We are also subject to a variety of laws and regulations regarding data privacy, data protection, and data security, including laws related to the collection, storage, handling, use, disclosure, transfer, and security of personal information. Data privacy regulations continue to evolve, and non-compliance with such regulations could subject the Company to legal claims or proceedings, potential regulatory fines and penalties and damage to our reputation. These factors may adversely impact our business, results of operations, and financial condition, as well as our competitive position.
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
Additionally, changes in tax laws could materially impact our effective tax rate and the monetization of recoverable tax assets (indirect tax credits). Furthermore, the ongoing efforts in corporate tax transparency by the Organization of Economic Cooperation and Development ("OECD") and a number of countries has resulted in additional mandatory disclosures, which will likely cause additional scrutiny of the Company's tax positions and potentially increased tax assessments. Additionally, during 2022 increased grain and food prices globally have resulted in a limited number of jurisdictions calling for a “windfall profits” tax on agricultural grain traders and producers. So far, only one jurisdiction has implemented such tax, which is set to expire after 2023. This tax did not have a material impact on Bunge.
Our operations are dependent on a wide array of third parties.
The success of our supply chain relies on the continued performance of a wide array of third parties. Suppliers, vendors, co-manufacturers, third-party outsourcers, warehousing partners, and transportation providers are among our critical business partners. Although we take steps to qualify and audit third parties with whom we do business, we cannot guarantee that all third parties will perform dependably or at all. It is possible that events beyond our control, such as financial issues, operational failures, labor issues, cybersecurity events, pandemics (including the COVID-19 pandemic) or other public health issues, or other systemic issues could impact our unaffiliated third parties. If our third parties fail to deliver on their commitments, introduce unplanned risk to our operations, such as exposing us to cybersecurity-related compromises, or are unable to fulfill their obligations, we could experience manufacturing challenges, shipment delays, increased costs, or lost revenue.

We are dependent on our executive management and other key personnel.
Our success depends on our executive management team and other key personnel with skills upon which our business depends, and our ability to effectively identify, attract, retain, and motivate high quality employees, and replace those who retire or resign. We believe that we have an experienced and highly qualified executive management team, and the loss of service of any one or more of these key personnel could have a significant adverse impact on our operations and our future profitability. Failure to retain and motivate our executive management team and to hire, retain, and develop other important personnel, which may be particularly challenging given the current dynamics in certain labor markets in which we operate, could generally impact other levels of our management and operations, as well as our ability to execute our strategies and may adversely affect our business and results of operations.
Risks Relating to the Redomestication
On December 8, 2022, we announced our intention to change the place of incorporation of our ultimate parent company from Bermuda to Switzerland. The Redomestication is subject to various conditions, including shareholder approval, which we expect to seek in 2023. In connection with calling a special meeting of shareholders to seek the shareholder approval required for the Redomestication, we filed a preliminary proxy statement with the SEC on December 21, 2022 and we expect to file a proxy statement in definitive form and hold a special meeting of shareholders in 2023. Please carefully review the preliminary proxy statement and the proxy statement in definitive form when it becomes available, as they contain important information about the Redomestication and Bunge.
The rights of the holders of our common shares will change as a result of the Redomestication.
Currently, the rights of the holders of our common shares are governed by Bermuda law and our memorandum of association and bye-laws. After the Redomestication, the rights of the holders of our common shares will be governed by Swiss law, including new articles of association and organizational regulations, which will be different from Bermuda law and our current memorandum of association and bye-laws in a number of important ways. The following is a list of certain of the rights of the holders of our common shares that will change if the Redomestication is completed:
•Voting threshold for business combinations. Our bye-laws currently provide that merger or consolidation with another company, or the sale of substantially all assets of the Company must be approved by a majority of the votes cast. Under Swiss law, a statutory merger or the sale of substantially all assets requires at least 66 2/3% of the registered shares and a majority of the par value of the registered shares, each as represented at a meeting of shareholders, to vote in favor of the transaction.
•Action by unanimous written consent. Our bye-laws currently provide that shareholders may take action by unanimous written consent in lieu of a general meeting of shareholders. After the Redomestication, our articles of association will provide that shareholders are not permitted to act by written consent in lieu of a meeting of shareholders.
•Bye-law amendments. Many of the rights and obligations of Bunge and its shareholders that are currently contained in Bunge’s bye-laws will be included in Bunge’s organizational regulations under Swiss law. Under Swiss law, a company’s organizational regulations may be amended by the board of directors without seeking shareholder approval, whereas under Bermuda law, amendments to the bye-laws require board and shareholder approval.
The foregoing description of the changes to the rights of the holders of our common shares does not purport to be complete. For more information, see “Comparison of Rights of Shareholders” in Bunge’s preliminary proxy statement filed with the SEC in connection with the Redomestication, which provides a comparison of current rights of Bunge shareholders under Bermuda law to the expected rights of Bunge shareholders under Swiss law following the Redomestication.
As a result of increased shareholder approval requirements, we will have less flexibility with respect to certain aspects of capital management.
Currently, our Board of Directors is permitted to authorize the repurchase of our issued and outstanding common shares without seeking shareholder approval. In certain rare circumstances following the Redomestication, we may be required to seek shareholder approval to repurchase large quantities of our issued and outstanding common shares; however, we do not presently anticipate this to be a likely scenario. Our ability to repurchase our shares is an important component of our capital management and shareholder return practices that we believe is important to our shareholders, and any restriction on our ability to repurchase our shares could make our common shares less attractive to investors.
Under our current bye-laws, our Board of Directors may issue, without shareholder approval, any common shares authorized in our memorandum of association that are not issued or reserved. Bermuda law and our current bye-laws also provide substantial flexibility in establishing the terms of new classes of preferred shares. In addition, our Board of Directors has the right, subject to statutory limitations, to declare and pay dividends on our common shares without a shareholder vote.

Swiss law allows shareholders to authorize the Board of Directors with the ability to approve increases in stated share capital by up to 50%. Under Swiss law, the authority given to the Board of Directors to issue shares for such purposes must be renewed by the shareholders every five years. Additionally, Swiss law grants existing shareholders preemptive rights to subscribe for newly issued shares and advance subscription rights to subscribe for convertible and similar financial instruments. Preemptive rights and advance subscription rights may be limited or withdrawn for valid reasons. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares. Given that our stock exchange listing with the NYSE will continue following the Redomestication, our ability to issue share capital without additional shareholder approval will remain limited to 20% of the stated share capital.
Swiss law also reserves for approval by shareholders many corporate actions over which our Board of Directors currently has authority. For example, dividends must be approved by shareholders. While we do not believe that the differences between Bermuda law and Swiss law relating to our capital management will have an adverse effect on us, we cannot assure you that situations will not arise where such flexibility would have provided substantial benefits to our shareholders.
After the completion of the Redomestication, we may not be able to make distributions or repurchase shares without subjecting you to Swiss withholding tax.
Under current Swiss law, distributions made out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration or made in the form of a par value reduction are not subject to Swiss withholding tax. However, there can be no assurances that the Swiss withholding tax rules will not be changed in the future or that shareholders will approve a distribution out of qualifying capital contribution reserves recognized by the Swiss Federal Tax Administration or a reduction in par value for distributions. Further, over the long term, the amount of par value and qualifying capital contribution reserves available for us may be limited. If we are unable to make a distribution out of qualifying capital contribution reserves or through a reduction in par value, then any dividends paid by us will generally be subject to a Swiss withholding tax at a rate of 35%. The withholding tax must be withheld from the gross distribution and paid to the Swiss Federal Tax Administration. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income, which we refer to as the “U.S.-Swiss Treaty,” may apply for a refund of the tax withheld in excess of the 15% treaty rate (or for a full refund in case of qualified pension funds). Switzerland currently has concluded more than 70 tax treaties with the same treatment regarding the refund of Swiss withholding taxes. Dividends, if any, paid on our shares are not currently subject to withholding tax in Bermuda.
Under current Swiss law, repurchases of shares for the purposes of capital reduction are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the par value plus qualifying capital contributions reserves and the repurchase price. Over the long term, the amount of par value and qualifying contribution reserves available for us may be limited. We may follow a share repurchase process for future share repurchases, if any, whereby Swiss institutional investors purchase shares from you and then sell the shares to us and apply for a refund of the Swiss withholding tax. However, if we are unable to use this process successfully, we may not be able to repurchase shares for the purposes of capital reduction without subjecting you to Swiss withholding taxes. See “Certain Tax Considerations—Swiss Tax Considerations—Consequences to Shareholders of Bunge-Switzerland Subsequent to the Redomestication—Repurchases of Shares" of the Preliminary Proxy Statement.
The Redomestication will result in additional costs to us, some of which will be incurred regardless of whether the Redomestication is completed.
The completion of the Redomestication will result in an increase in some of our ongoing expenses and require us to incur some new expenses in connection with the Redomestication regardless of whether the Redomestication is completed.
We are seeking amendments to certain of our credit facilities and our trade receivable securitization program in parallel with the Redomestication. Failure to do so could have an adverse effect on our ability to complete the Redomestication or on our business, results of operations, or financial condition after the completion of the Redomestication.
Upon the completion of the Redomestication, a “change of control” constituting an event of default may be deemed to have occurred under the terms of the bank credit agreements governing our unsecured $1.1 billion 364-day Revolving Credit Agreement, unsecured committed $1.35 billion 5-year Revolving Credit Agreement, unsecured $865 million 5-year Revolving Credit Agreement, unsecured $1.75 billion 3-year Revolving Credit Facility, $750 million Term Loan facility, $250 million February 2023 Delayed Draw Term Loan Facility, $250 million October 2022 Delayed Draw Term Loan Facility, ¥30.7 billion Term Loan Facility, $90 million Term Loan Facility, and $600 million commercial paper program of our wholly-owned subsidiaries. These agreements permit acceleration of the borrowings under such facilities upon such an event of default. We also guarantee certain local credit lines and other financial arrangements of our subsidiaries in which consent may be required. We are seeking amendments to these facilities from our lenders to assign our obligations as guarantor thereunder to the Swiss corporation to be incorporated in connection with the Redomestication (“Bunge-Switzerland”), although we may not be able to obtain the creditor consents required to successfully amend any or all of these facilities. In addition, we and certain of our subsidiaries participate in a trade receivable securitization program that provides for funding up to $1.1 billion against receivables sold into such program. We are seeking amendments to assign our obligations thereunder to Bunge-Switzerland.
We do not expect to incur significant costs in connection with obtaining these consents or taking these actions. However, the failure to amend some or all of these facilities could have an adverse effect on our ability to complete the Redomestication or on our business, results of operations, or financial condition after the completion of the Redomestication.
Bunge has senior notes outstanding in the aggregate amount of $3,735 million as of December 31, 2022 which are guaranteed by Bunge Limited. The indentures provide a provision for a successor guarantor domiciled in various countries including Switzerland with no consent required from the noteholders. We expect no other changes to the indentures and economics to the noteholders. We do expect to deliver a notice of the successor guarantor to the bond trustee.
Upon completion of the Redomestication, we may qualify as a foreign private issuer and be exempt from certain U.S. securities laws and permitted to publicly disclose less information than U.S. public companies are required to disclose. If we qualify for and choose to utilize these exemptions, our shareholders may no longer have access to information they deem important, which may result in our common shares being less attractive to investors.
We do not currently believe that we will qualify as a “foreign private issuer” within the meaning of the rules promulgated by the Exchange Act, upon completion of the Redomestication. The definition of a “foreign private issuer” has two parts—one based on a company’s percentage of U.S. resident shareholders and the other on its business contacts with the United States. An organization incorporated under the laws of a foreign country qualifies as a foreign private issuer if either part of the definition is satisfied. We do not expect to qualify as a foreign private issuer under the shareholder test because we currently expect that more than 50% of our outstanding voting securities will continue to be held by U.S. residents after the completion of the Redomestication. However, under the business contacts test, if it were the case after the Redomestication that (1) more than 50% of our assets were located outside the United States, (2) our business was not administered principally in the United States and (3) a majority of our executive officers and directors were neither U.S. citizens nor U.S. residents, then we would qualify as a foreign private issuer. We do not expect that we will meet the requirements of clause (3) of this test upon the completion of the Redomestication, as we believe a majority of our executive officers and directors will continue to be U.S. citizens or U.S. residents. However, we may satisfy this element of the test sometime in the future and, as a result, qualify for status as a foreign private issuer at such later date. If and when that occurs, we would be exempt from certain requirements applicable to U.S. public companies, including:
• the rules requiring the filing of Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the SEC,
• the SEC’s rules regulating proxy solicitations,
• the provisions of Regulation FD,
• the filing of reports of beneficial ownership under Section 16 of the Exchange Act (although beneficial ownership reports may be required under Section 13 of the Exchange Act), and
• “short-swing” trading liability imposed on insiders who purchase and sell securities within a six-month period.
In addition, we would then be allowed to:
• file annual reports within six months after the end of a fiscal year,
• include more limited executive compensation disclosure in our filings with the SEC,
• apply accounting principles other than U.S. GAAP to our financial statements, although reconciliation to U.S. GAAP would be required if International Financial Reporting Standards as adopted by the International Accounting Standards Board are not used, and
• choose which reporting currency to use in presenting our financial statements.
If we choose to utilize these exemptions, our shareholders may no longer have access to information they deem important, which may result in our common shares being less attractive to investors.
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
Our bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions provide for:
•directors to be removed without cause at any special general meeting only upon the affirmative vote of a majority of the votes cast;
•restrictions on the time period in which directors may be nominated;
•our Board of Directors to determine the powers, preferences, and rights of our preference shares and to issue the preference shares without shareholder approval; and
•an affirmative vote of our Board of Directors and a majority of the votes cast at a general meeting of shareholders for certain business combination transactions.
These provisions, as well as any additional anti-takeover measures our Board of Directors could adopt in the future, could make it more difficult for a third party to acquire us, even if the third party's offer may be considered beneficial by many shareholders. As a result, shareholders may be limited in their ability to obtain a premium for their shares.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
The following tables provide information on our principal operating facilities as of December 31, 2022.
Facilities by Business Area

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Business Area
Agribusiness (1)	170,716	14,600,483
Refined and Specialty Oils (1)	58,115	705,265
Milling	16,589	948,210

Facilities by Geographic Region

(metric tons)	Aggregate Daily Production Capacity	Aggregate Storage Capacity
Region
North America	66,813	2,901,855
South America	80,411	9,682,219
Europe (1)	58,210	2,451,701
Asia-Pacific	39,986	1,218,183
(1)Includes production and storage capacities of the assets associated with our Russian operations included in Assets held for sale at December 31, 2022. See Note 3- Acquisitions and Dispositions to our consolidated financial statements included as part of this Annual Report on Form 10-K for more information.
Agribusiness
In our Agribusiness segment, we have 105 commodity storage facilities globally, which are located close to agricultural production areas or export locations. We also have 57 oilseed processing plants globally and operate three fertilizer processing and blending plants in Argentina. We have 36 merchandising, distribution, and administrative offices throughout the world.
Refined and Specialty Oils
In our Refined and Specialty Oils business, we have 71 refining and packaging facilities throughout the world. We also have 102 storage facilities globally that are located close to food and ingredient locations. In addition, to facilitate distribution in Brazil, we operate five distribution centers.
Milling
In our Milling business, we have 17 milling facilities throughout the world. We also have 7 storage facilities globally that are located close to milling facility locations.
Other
Our corporate headquarters co-located with our North American operations in Chesterfield, Missouri, occupies approximately 150,000 square feet of space under a lease that expires in December 2027. We also own or lease other office space for our operations worldwide.
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
For a discussion of certain legal and tax matters relating to Argentina and Brazil, see Note 15- Income Taxes and Note 22- Commitments and Contingencies to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Market Information
Our common shares trade on the New York Stock Exchange under the ticker symbol "BG".
(b)Approximate Number of Holders of Common Stock
To our knowledge, based on information provided by Computershare Investor Services LLC, our transfer agent, as of December 31, 2022, we had 149,907,932 common shares issued and outstanding, which were held by approximately 70 registered holders.
(c)Dividends
We have historically paid and expect to continue to pay cash dividends to holders of our common shares on a quarterly basis. In addition, in the first quarter of 2022, Bunge converted all issued and outstanding shares of our 4.875% cumulative convertible perpetual preference shares into common shares. As such, dividends on the 4.875% cumulative convertible preference shares ceased to accrue and holders were no longer entitled to annual dividends per share in the amount of $4.875 per year payable quarterly, including dividends that had been declared by the Company on February 23, 2022. Any future determination to pay dividends will, subject to the provisions of Bermuda law, be at the discretion of our Board of Directors and will depend upon then existing conditions, including our financial condition, results of operations, contractual and other relevant legal or regulatory restrictions, capital requirements, business prospects and other factors our Board of Directors deems relevant.
Under Bermuda law, a company may not declare or pay dividends from time to time if there are reasonable grounds for believing that the company is, or would after the payment be, unable to pay its liabilities as they become due or that the realizable value of its assets would thereby be less than its liabilities. Under our bye-laws, each common share is entitled to dividends, as and when dividends are declared by our Board of Directors, subject to any preferred dividend right of any future preference shares. Bermuda has exchange controls which apply to residents in respect of the Bermuda dollar. As an exempted company, Bunge is designated as non-resident for Bermuda exchange control purposes by the Bermuda Monetary Authority. Pursuant to our non-resident status, there are no Bermuda restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to non-residents who are holders of our common shares in all other currencies, including currency of the United States.
Under current Bermuda law, there is no Bermuda withholding or other tax on dividends or other distributions, nor any Bermuda tax computed on profit or income payable by Bunge or its operations. Furthermore, no Bermuda tax is levied on the sale or transfer (including by gift and/or on the death of the shareholder) of Bunge common shares (other than by shareholders resident in Bermuda).
We paid quarterly dividends on our common shares of $0.625 per share in the third and fourth quarters of 2022, and $0.525 per share in the first and second quarters of 2022. We paid quarterly dividends on our common shares of $0.525 per share in the third and fourth quarters of 2021, and $0.50 per share in the first and second quarters of 2021. On November 14, 2022, we declared a regular quarterly cash dividend of $0.625 per common share payable on March 2, 2023 to shareholders of record on February 16, 2023.

(d)Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2022, with respect to our equity compensation plans.

	(a)		(b)		(c)
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders(1)	3,685,549	(2)	$56.22	(3)	3,816,319	(4)
(1)Includes our 2016 Equity Incentive Plan, 2009 Equity Incentive Plan, and 2017 Non-Employee Directors' Equity Incentive Plan.
(2)Includes non-statutory stock options outstanding as to 1,838,161 common shares, performance-based restricted stock unit awards as to 807,673 common shares, and 1,039,715 unvested and time-based restricted stock units outstanding (including dividend equivalents payable in common shares) under our various equity incentive plans noted in (1) above. Dividend equivalent payments that are credited to each participant’s account are paid in our common shares at the time the award is settled.
(3)Calculated based on non-statutory stock options outstanding under our 2016 Equity Incentive Plan and 2009 Equity Incentive Plan. This number excludes outstanding time-based restricted stock unit awards, performance-based restricted stock unit awards and deferred restricted stock unit awards under our various equity incentive plans noted in (1) above.
(4)Shares available under our 2016 Equity Incentive Plan may be used for any type of award authorized under the plan. Awards under the plan may be in the form of statutory or non-statutory stock options, restricted stock units (including performance-based) or other awards that are based on the value of our common shares. Our 2016 Equity Incentive Plan provides that the maximum number of common shares issuable under the plan is 10,900,000, subject to adjustment in accordance with the terms of the plan. Our 2017 Non-Employee Directors' Equity Incentive Plan provides that the maximum number of common shares issuable under the plan may not exceed 320,000, subject to adjustment in accordance with the terms of the plan. No additional awards may be granted under the 2009 Equity Incentive Plan.

(e) Performance Graph
The performance graph shown below compares the quarterly change in cumulative total shareholder return on our common shares with the Standard & Poor's (S&P) 500 Stock Index and the S&P Food Products Index from December 31, 2017 through the quarter ended December 31, 2022. The graph sets the beginning value of our common shares and the indices at $100 and assumes that all dividends are reinvested. All index values are weighted by the capitalization of the companies included in the index.
Note: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.
Note: Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Purchases of Equity Securities by Registrant and Affiliated Purchasers
In October 2021, our Board of Directors approved a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Under this program, 2,109,115 common shares were repurchased for $200 million under this program as of December 31, 2022. As of December 31, 2022, $300 million remains outstanding for repurchases under the program.
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
Operating Results
Factors Affecting Operating Results
    Bunge Limited, a Bermuda company, together with its subsidiaries, is a leading global agribusiness and food company with integrated operations that stretch from farmer to consumer. The commodity nature of the Company's principal products, as well as regional and global supply and demand variations that occur as an inherent part of the business, make volumes an important operating measure. Accordingly, information is included in "Segment Overview and Results of Operations" that summarizes certain items in our consolidated statements of income and volumes by reportable segment. The common unit of measure for all reported volumes is metric tons.
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
Agribusiness
    In the Agribusiness segment, we purchase, store, transport, process, and sell agricultural commodities and commodity products. Profitability in this segment is affected by the availability and market prices of agricultural commodities and processed commodity products and the availability and costs of energy, transportation, and logistics services. Profitability in our processing operations is also impacted by volumes procured, processed, and sold and by capacity utilization rates. Availability of agricultural commodities is affected by many factors, including weather, farmer planting and selling decisions, plant diseases, governmental policies, and agricultural sector economic conditions. As noted above, reported Processing volumes comprise oilseed volumes crushed (processed) during a period, which approximate sales volumes to third parties during the same period. Reported Merchandising volumes represent sales volumes to third party customers.
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
    We expect that the factors described above will continue to affect global supply and demand for our Agribusiness products for the foreseeable future. We also expect that, from time to time, imbalances will likely exist between oilseed processing capacity and demand for oilseed products in certain regions, which impacts our decisions regarding whether, when, and where to purchase, store, transport, process or sell these commodities, including whether to change the location of or adjust our own oilseed processing capacity.
    Additionally, price fluctuations and availability of commodities may cause fluctuations in our working capital, such as inventories, accounts receivable, and borrowings over the course of a given year. For example, increased availability of commodities at harvest times often causes fluctuations in our inventories and borrowings. Increases in agricultural commodity prices will also generally cause our cash flow requirements to increase as our operations require increased use of cash to acquire inventories and fund daily settlement requirements on exchange-traded futures that we use to hedge our physical inventories.
Refined and Specialty Oils
In the Refined and Specialty Oils segment, our operating results are affected by changes in the prices of raw materials such as crude vegetable oils, the mix of products that we sell, changes in consumer eating habits, changes in per capita income, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions, and the general competitive environment in our markets. Raw material inputs to our production processes in the Refined and Specialty Oils segment are largely sourced at market prices from our Agribusiness segment. Reported volumes in this segment reflect sales volumes to third party customers. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Milling
    In the Milling segment, our operating results are affected by changes in the prices of raw materials such as grains, the mix of products that we sell, changes in consumer eating habits, changes in per capita income, consumer purchasing power levels, availability of credit to customers, governmental dietary guidelines and policies, changes in regional economic conditions and the general competitive environment in our markets. Raw material inputs to our production processes in the Milling segment are largely sourced at market prices from our Agribusiness segment. Reported volumes in this segment reflect feedstock ground (processed) during a period, again approximating sales volumes during the same period. The unit of measure for these volumes is metric tons as these businesses are linked to the commodity raw materials, which are their primary inputs.
Sugar and Bioenergy
Our Sugar and Bioenergy segment primarily comprises our 50% interest in BP Bunge Bioenergia, a joint venture with BP. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. We account for our interest in the joint venture under the equity method of accounting. Accordingly, our reported Sugar and Bioenergy results include our share of the net earnings in BP Bunge Bioenergia. While we are committed to supporting the growth and development of BP Bunge Bioenergia, our long-term goal is to seek strategic opportunities for our investment in the joint venture.
Profitability of this segment, the value of our investment, and the timing of distributions we receive, if any, are affected by the profitability of the joint venture. In turn, the profitability of the joint venture is affected by the availability and quality of sugarcane, which impacts capacity utilization rates and the amount of sugar that can be extracted from the sugarcane, and by market prices of sugar and ethanol. The availability and quality of sugarcane is affected by many factors, including weather, geographical factors such as soil quality and topography, and agricultural practices. Once planted, sugarcane may be harvested for several continuous years, but the yield decreases with each subsequent harvest. As a result, the current optimum economic cycle is generally five to seven consecutive harvests, depending on location. The joint venture owns and/or has partnership agreements to manage farmland on which it grows and harvests sugarcane and also purchases sugarcane from third parties. Prices of sugarcane in Brazil are established by Consecana, the state of São Paulo sugarcane, sugar, and ethanol council, and are based on the sucrose content of the cane and the market prices of sugar and ethanol. Demand for the joint venture's products is affected by such factors as changes in global or regional economic conditions, the financial condition of customers and customer access to credit, worldwide consumption of food products, population growth rates, changes in per capita income, and demand for and governmental support of renewable fuels produced from agricultural commodities, including sugarcane.
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

    Additionally, we record transaction gains or losses on monetary assets and liabilities that are not denominated in the functional currency of the entity. These amounts are remeasured into their respective functional currencies at exchange rates as of the balance sheet date, with the resulting gains or losses included in the entity's statement of income and, therefore, in our consolidated statements of income as Foreign exchange (losses) gains - net.
    We primarily use a combination of equity and intercompany loans to finance our subsidiaries. Intercompany loans that are of a long-term investment nature with no intention of repayment in the foreseeable future are considered permanently invested and as such are treated as analogous to equity for accounting purposes. As a result, any foreign currency translation gains or losses on such permanently invested intercompany loans are reported in Accumulated other comprehensive loss in our consolidated balance sheets. In contrast, foreign currency translation gains or losses on intercompany loans that are not of a permanent nature are recorded in our consolidated statements of income as Foreign exchange (losses) gains - net.
Income Taxes
    As a Bermuda exempted company, we are not subject to income taxes in our jurisdiction of incorporation. However, our subsidiaries, which operate in multiple tax jurisdictions, are subject to income taxes at various statutory rates ranging from 0% to 35%. The jurisdictions that significantly impact our effective tax rate are Brazil, the United States, Argentina, Switzerland, and Bermuda. Determination of taxable income requires the interpretation of related and often complex tax laws and regulations in each jurisdiction in which we operate, and the use of estimates and assumptions regarding future events.
Non-U.S. GAAP Financial Measures
Total segment earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge also uses Core Segment EBIT, Non-core Segment EBIT and Total Segment EBIT to evaluate the operating performance of Bunge’s Core reportable segments, Non-core reportable segments, and Total reportable segments together with Corporate and Other. Core Segment EBIT is the aggregate of the EBIT of each of Bunge’s Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core Segment EBIT is the EBIT of Bunge’s Sugar & Bioenergy segment. Total Segment EBIT is the aggregate of the EBIT of Bunge’s Core and Non-core reportable segments, together with Corporate and Other. Bunge’s management believes Core Segment EBIT, Non-core Segment EBIT, and Total Segment EBIT are useful measures of operating profitability since the measures allow for an evaluation of the performance of its segments without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income attributable to Bunge to Total Segment EBIT below.
Cash provided by (used for) operating activities, adjusted is calculated by including the Net proceeds from beneficial interests in securitized trade receivables with Cash provided by (used for) operating activities. Cash provided by (used for) operating activities, adjusted is a non-U.S. GAAP financial measure and is not intended to replace Cash provided by (used for) operating activities, the most directly comparable U.S. GAAP financial measure. Our management believes presentation of this measure allows investors to view our cash generating performance using the same measure that management uses in evaluating financial and business performance and trends.

2022 Overview
Net Income Attributable to Bunge - For the year ended December 31, 2022, Net income attributable to Bunge was $1,610 million, a decrease of $468 million compared to a Net income attributable to Bunge of $2,078 million for the year ended December 31, 2021. The decrease was primarily due to lower Segment EBIT in our Core segments and Corporate and Other activities, as further discussed in the Segment Overview and Results of Operations section below, and increased interest expense.
Earnings Per Common Share - Diluted - For the year ended December 31, 2022, Net income attributable to Bunge common shareholders, diluted, was $10.51 per share, a decrease of $3.13 per share, compared to $13.64 per share for the year ended December 31, 2021.
EBIT - For the year ended December 31, 2022, Total Segment EBIT was $2,331 million, a decrease of $330 million compared to EBIT of $2,661 million for the year ended December 31, 2021. The decrease in Total Segment EBIT for the year ended December 31, 2022 was due to lower Segment EBIT in our Core and Non-core segments and Corporate other Other activities, as further discussed in the Segment Overview and Results of Operations section below, and which also provides a reconciliation of Net income attributable to Bunge to Total Segment EBIT.

Income Tax Expense - Income tax expense was $388 million for the year ended December 31, 2022 compared to income tax expense of $398 million for the year ended December 31, 2021. The decrease in income tax expense for the year ended December 31, 2022 was primarily due to lower pre-tax income, partially offset by unfavorable earnings mix in our Core and Non-core segments.
Liquidity and Capital Resources – At December 31, 2022, working capital, which equals Total current assets less Total current liabilities, was $7,158 million, an increase of $22 million, compared to working capital of $7,136 million at December 31, 2021. The slight increase in working capital was primarily due to an increase in Trade accounts receivable, which was primarily driven by increased Net sales in the current period and changes to the securitization program, as discussed in Note 5- Trade Accounts Receivable and Trade Receivable Securitization Program, partially offset by lower net assets held for sale following the completion of the sale of our Mexican wheat milling business and an increase in the Current portion of long-term debt due to the reclassification from Long-term debt of the current portion of our 1.85% Senior Notes, due 2023.
Segment Overview and Results of Operations
Our operations are organized, managed, and classified into four reportable segments based upon their similar economic characteristics, nature of products and services offered, production processes, types and classes of customer, and distribution methods. We further organize these reportable segments into Core operations and Non-core operations. Core operations comprise our Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core operations comprise our Sugar & Bioenergy segment, which itself primarily comprises the Company’s 50% interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP").
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reportable segments because the operating performance of each reportable segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, and securitization program, as well as certain income tax assets and liabilities.
A reconciliation of Net income attributable to Bunge to Total Segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Net income attributable to Bunge	$1,610	$2,078	$1,145
Interest income	(71)	(48)	(22)
Interest expense	403	243	265
Income tax expense	388	398	248
Noncontrolling interests' share of interest and tax	1	(10)	(3)
Total segment EBIT	$2,331	$2,661	$1,633
Agribusiness Segment EBIT	1,715	2,290	1,560
Refined and Specialty Oils Segment EBIT	746	666	440
Milling Segment EBIT	162	(74)	91
Core Segment EBIT	2,623	2,882	2,091
Corporate and Other EBIT	(397)	(333)	(371)
Sugar and Bioenergy Segment EBIT	105	112	(87)
Non-core Segment EBIT	105	112	(87)
Total Segment EBIT	$2,331	$2,661	$1,633

Core Segments
Agribusiness Segment

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Volumes (in thousand metric tons)	77,492	83,957	78,684
Net sales	$47,700	$43,636	$30,047
Cost of goods sold	(45,410)	(41,133)	(28,185)
Gross profit	2,290	2,503	1,862
Selling, general and administrative expense	(532)	(432)	(520)
Foreign exchange gains (losses) — net	2	(24)	150
EBIT attributable to noncontrolling interests	(45)	(28)	(21)
Other (expense) income — net	(67)	215	42
Income (loss) from affiliates	67	56	47
Total Agribusiness Segment EBIT	$1,715	$2,290	$1,560

2022 Compared to 2021
Agribusiness segment Net sales increased by $4,064 million, or 9%, to $47,700 million for the year ended December 31, 2022, compared to $43,636 million for the year ended December 31, 2021. The increase was due to the following:
•In Processing, Net sales increased $3,194 million primarily due to higher average sales prices in our soybean processing businesses across all regions and our European softseed processing business as well as higher sales volumes in North America. The price increases primarily resulted from higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. Higher sales volumes in North America were driven by strong oil and meal demand. The above increases were partially offset by lower sales volumes in our European oilseed processing and softseed processing businesses, primarily due to reduced activity at our Ukrainian facilities as a result of the Ukraine-Russia war.
•In Merchandising, Net sales increased $870 million, primarily due to higher average sales prices in our global corn, wheat, and oil businesses, as a result of higher global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. These increases were partially offset by lower sales volumes in our global corn, wheat, and oil businesses, as a result of the Ukraine-Russia war, and the completion of the sale of a portfolio of grain elevators in the interior of the United States during the third quarter of 2021.
Cost of goods sold increased by $4,277 million, or 10%, to $45,410 million for the year ended December 31, 2022 compared to $41,133 million for the year ended December 31, 2021. The increase was primarily due to the following:
•In Processing, Cost of goods sold increased by $3,497 million due to higher average commodity prices, as noted in Net sales above, increased industrial input costs, in particular energy, driven by inflationary pressures, unfavorable mark-to-market results, as well as $52 million in charges for losses sustained in relation to the Ukraine-Russia war, and $40 million of impairment charges related to the classification of our Russian business as held-for-sale in the current year.
•In Merchandising, Cost of goods sold increased by $780 million due to higher average commodity prices, as noted in Net sales above, and $28 million in charges for losses sustained in relation to the Ukraine-Russia war, partially offset by more favorable mark-to-market results, and lower volumes due to the completion of the sale of a portfolio of grain elevators in the interior of the United States during the third quarter of 2021.
Gross profit decreased by $213 million, or 9%, to $2,290 million for the year ended December 31, 2022, compared to $2,503 million for the year ended December 31, 2021. The decrease was primarily due to the following:
•In Processing, a decrease of $303 million was due to higher Cost of goods sold in excess of higher Net sales, primarily driven by higher industrial input costs, in particular energy, due to inflationary pressures, unfavorable mark-to-market results, and certain non-recurring charges, as described above.

•In Merchandising, an increase of $90 million was due to higher Net sales in excess of higher Cost of goods sold, primarily driven by strong execution and higher prices in our ocean freight business as well as more favorable mark-to-market results.
Selling, general and administrative ("SG&A") expenses increased $100 million, or 23%, to $532 million for the year ended December 31, 2022, compared to $432 million for the year ended December 31, 2021. The increase was primarily driven by increased compensation costs and increased bad debt expense in the current period.
Foreign exchange gains (losses) - net were a gain of $2 million for the year ended December 31, 2022, compared to a loss of $24 million for the year ended December 31, 2021. The $2 million net gain in the current year was due to foreign exchange gains from our Bunge Financial Services business, which is included in Merchandising, partially offset by losses in our Processing business driven by the impact of the strengthening U.S. dollar on U.S. dollar denominated loans payable in non-U.S. functional currency operations.
Other (expense) income - net decreased $282 million, to expense of $67 million for the year ended December 31, 2022, compared to income of $215 million for the year ended December 31, 2021. The decrease was primarily due to an $85 million mark-to-market loss on marketable securities and other short-term investments with exposures to Ukraine, following the onset of the Ukraine-Russia war, as well as a $158 million prior year gain on the sale of a portfolio of interior grain elevators in the United States.
Segment EBIT decreased $575 million, or 25%, to $1,715 million for the year ended December 31, 2022, compared to $2,290 million for the year ended December 31, 2021. The decrease was primarily due to the following:
•In Processing, a decrease of $499 million was primarily due to lower Gross profit, higher SG&A expense, lower Other (expense) income - net, and lower foreign exchange results.
•In Merchandising, a decrease of $76 million was primarily due to lower Other (expense) income - net and higher SG&A expense, which more than offset higher Gross profit and higher foreign exchange results.
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
•In Merchandising, Net sales increased $6,464 million primarily due to significantly higher average sales prices and volumes, primarily in our global corn, global oil and global wheat businesses, driven by higher commodity prices, and higher sales in our ocean freight business driven by increased global freight demand and related sales prices.
Cost of goods sold increased by $12,948 million, or 46%, to $41,133 million for the year ended December 31, 2021, compared to $28,185 million for the year ended December 31, 2020. The increase was primarily due to the following:
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

SG&A expenses decreased $88 million, or 17%, to $432 million for the year ended December 31, 2021, compared to $520 million for the year ended December 31, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other activities, as well as favorable currency movements, primarily from the weakening of the Argentine peso and Brazilian real.
Foreign exchange gains (losses) - net decreased $174 million, to a loss of $24 million for the year ended December 31, 2021, compared to a gain of $150 million for the year ended December 31, 2020. Foreign exchange results were primarily driven by losses on U.S. dollar denominated loans payable in non-U.S. functional currency operations.
Other (expense) income - net increased $173 million, to income of $215 million for the year ended December 31, 2021, compared to income of $42 million for the year ended December 31, 2020. The increase is primarily due to a $158 million gain resulting from the sale of certain interior grain elevators located in the United States during 2021.
Segment EBIT increased $730 million, or 47%, to $2,290 million for the year ended December 31, 2021, compared to $1,560 million for the year ended December 31, 2020. The increase was primarily due to the following:
•In Processing, an increase of $558 million was primarily due to higher Gross profit, lower SG&A and higher Other (expense) income - net, partially offset by foreign exchange losses, as described above.
•In Merchandising, an increase of $172 million was primarily due to higher Gross profit, lower SG&A and higher Other income (expense) - net, partially offset by foreign exchange losses, as described above.

Refined and Specialty Oils Segment

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Volumes (in thousand metric tons)	9,201	9,155	9,521
Net sales	$16,850	$13,332	$9,599
Cost of goods sold	(15,692)	(12,476)	(8,859)
Gross profit	1,158	856	740
Selling, general and administrative expense	(357)	(355)	(391)
Foreign exchange losses — net	(14)	(1)	(2)
EBIT attributable to noncontrolling interests	(12)	(73)	(2)
Other (expense) income — net	(29)	239	95
Total Refined and Specialty Oils Segment EBIT	$746	$666	$440

2022 Compared to 2021
Refined and Specialty Oils segment Net sales increased by $3,518 million, or 26%, to $16,850 million for the year ended December 31, 2022, compared to $13,332 million for the year ended December 31, 2021, primarily due to higher average sales prices in all regions, driven by strong oil demand for use as renewable feedstock as well as strong food services demand.
Cost of goods sold increased by $3,216 million, or 26%, to $15,692 million for the year ended December 31, 2022, compared to $12,476 million for the year ended December 31, 2021. The increase in Cost of goods sold was primarily due to higher average commodity prices in all regions, as described for Net sales above, $55 million of non-recurring impairment charges and employee severance expenses related to the classification of our Russian oilseed and processing business as held-for-sale in the current period, unfavorable mark-to-market results, and increased industrial input costs, in particular energy, during the current year. These increases were partially offset by a $50 million prior year non-recurring impairment charge, which included $15 million attributable to noncontrolling interests, recorded in relation to an oils facility in China.
Gross profit increased by $302 million, or 35%, to $1,158 million for the year ended December 31, 2022, compared to $856 million for the year ended December 31, 2021. The increase was due to increased Net sales in excess of increased Cost of goods sold, primarily driven by strong oil demand for use as renewable feedstock and in food services, as described above, and increased average sales prices in excess of related raw material cost increases.

EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, decreased by $61 million, to expense of $12 million for the year ended December 31, 2022, compared to expense of $73 million for the year ended December 31, 2021. The decrease was primarily due to the large noncontrolling interest share of a gain on the sale of our Rotterdam oils refinery in the prior year.
Other (expense) income - net decreased $268 million to expense of $29 million for the year ended December 31, 2022 compared to income of $239 million for the year ended December 31, 2021. The prior year income primarily related to a $219 million gain on the sale of our Rotterdam oils refinery located in the Netherlands, as well as a $19 million gain on the sale of a Mexican oils packaging facility.
Segment EBIT increased by $80 million, or 12%, to $746 million for the year ended December 31, 2022, compared to $666 million for the year ended December 31, 2021. The increase was primarily due to higher Gross profit and lower EBIT attributable to noncontrolling interests, partially offset by lower Other (expense) income - net, as described above.
2021 Compared to 2020
Refined and Specialty Oils segment Net sales increased by $3,733 million, or 39%, to $13,332 million for the year ended December 31, 2021, compared to $9,599 million for the year ended December 31, 2020, primarily due to significantly higher average selling prices in North America, Europe and Asia, driven by strong demand for renewable diesel and in food services. The above increases were partially offset by lower overall volumes, driven by our South American operations due to stay-at-home orders associated with COVID-19 in early 2021, as well as the sale of our Brazilian margarine and mayonnaise assets in late 2020.
Cost of goods sold increased by $3,617 million, or 41%, to $12,476 million for the year ended December 31, 2021, compared to $8,859 million for the year ended December 31, 2020. The increase in Cost of goods sold was due to higher raw material commodity prices as discussed above, higher industrial input costs, in particular energy, and a $50 million non-recurring impairment charge, which includes $15 million attributable to noncontrolling interests, recorded in relation to an oils facility in China. These increases were partially offset by lower overall volumes as described in Net sales above.
Gross profit increased by $116 million, or 16%, to $856 million for the year ended December 31, 2021, compared to $740 million for the year ended December 31, 2020. The increase was due to the increase in Net sales in excess of the increase in Cost of goods sold, primarily driven by strong demand for renewable diesel and in food services, as described above.
SG&A expenses decreased $36 million, or 9%, to $355 million for the year ended December 31, 2021, compared to $391 million for the year ended December 31, 2020, primarily due to higher bad debt expense recorded in 2020, favorable currency movements, primarily from the weakening of the Brazilian real, and the allocation of a higher portion of variable incentive costs to Corporate and Other activities.
EBIT attributable to noncontrolling interests, an expense when subsidiaries with noncontrolling interests generate earnings before interest and tax, versus income when subsidiaries with noncontrolling interests generate loss before interest and tax, increased by $71 million, to expense of $73 million for the year ended December 31, 2021, compared to expense of $2 million for the year ended December 31, 2020. The expense for 2021 was primarily due to improved results in Bunge Loders Croklaan, including the noncontrolling interest share of the gain on sale of our Rotterdam oils refinery, partially offset by the noncontrolling interest share of an impairment charge on an oils facility in China.
Other (expense) income - net increased $144 million, or 152%, to income of $239 million for the year ended December 31, 2021 compared to income of $95 million for the year ended December 31, 2020. Income for the year ended December 31, 2021 was primarily due to a $219 million gain, which includes the amount attributable to noncontrolling interests, resulting on the sale of our Rotterdam oils refinery, as well as a $19 million gain on the sale of a Mexican oils packaging facility. Income for the year ended December 31, 2020 was due to a gain on the sale of our Brazilian margarine and mayonnaise assets, which closed during the fourth quarter of 2020.
Segment EBIT increased by $226 million, or 51%, to $666 million for the year ended December 31, 2021, compared to $440 million for the year ended December 31, 2020. The increase was primarily due to higher Gross profit and Other (expense) income - net, and lower SG&A, partially offset by higher EBIT attributable to noncontrolling interests, as described above.

Milling Segment

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Volumes (in thousand metric tons)	4,331	4,509	4,359
Net sales	$2,388	$1,909	$1,616
Cost of goods sold	(2,128)	(1,882)	(1,427)
Gross profit	260	27	189
Selling, general and administrative expense	(102)	(96)	(100)
Foreign exchange (losses) gains — net	4	(2)	4
EBIT attributable to noncontrolling interests	(1)	(1)	—
Other income (expense) — net	1	—	(1)
Loss from affiliates	—	(2)	(1)
Total Milling Segment EBIT	$162	$(74)	$91

2022 Compared to 2021
Milling segment Net sales increased by $479 million, or 25%, to $2,388 million for the year ended December 31, 2022, compared to $1,909 million for the year ended December 31, 2021. The increase was primarily due to higher sales volumes and prices in our South American wheat milling and North American corn milling businesses, due to an increase in global commodity prices following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment, partially offset by lower volumes in our North American wheat milling business, driven by the completion of the sale of our Mexican wheat milling business during the third quarter of 2022.
Cost of goods sold increased by $246 million, or 13%, to $2,128 million for the year ended December 31, 2022, compared to $1,882 million for the year ended December 31, 2021. The increase was primarily due to increased average commodity prices, as described for Net sales above, and unfavorable mark-to-market results, partially offset by a prior year non-recurring impairment charge of $170 million related to the classification of our Mexican wheat milling business as held-for-sale.
Gross profit increased by $233 million, or 863%, to $260 million for the year ended December 31, 2022, compared to $27 million for the year ended December 31, 2021. The increase was primarily due to higher sales volumes and price, in excess of related raw material cost increases, in our South American wheat milling business, as well as the Cost of goods sold impact of a prior year non-recurring impairment charge of $170 million related to the classification of our Mexican wheat milling business as held-for-sale.
SG&A expenses increased by $6 million, or 6%, to $102 million for the year ended December 31, 2022, compared to $96 million for the year ended December 31, 2021. The increase was primarily due to higher compensation costs, as well as higher costs in South America as a result of appreciation in the Brazilian real versus the U.S. dollar during the year.
Segment EBIT increased by $236 million, or 319%, to earnings before interest and taxes of $162 million for the year ended December 31, 2022, compared to a loss before interest and taxes of $74 million for the year ended December 31, 2021. The increase was primarily due to higher Gross profit, as described above.
2021 Compared to 2020
Milling segment Net sales increased by $293 million, or 18%, to $1,909 million for the year ended December 31, 2021, compared to $1,616 million for the year ended December 31, 2020. The increase was primarily due to higher volumes and average sales prices in our South American and Mexican wheat milling businesses and higher average sales prices in our North American corn milling business, partially offset by lower volumes in North America due to the sale of our rice milling business in 2020.
Cost of goods sold increased by $455 million, or 32%, to $1,882 million for the year ended December 31, 2021, compared to $1,427 million for the year ended December 31, 2020. The increase was primarily driven by the increased sales activity noted above, higher industrial costs, in particular energy, and a non-recurring impairment charge of $170 million related to the classification of our Mexican wheat milling business as held-for-sale. These increases were partially offset by lower volumes in North America in 2020 resulting from the sale of our rice business and favorable mark-to-market results in 2021.
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
SG&A expenses decreased by $4 million, or 4%, to $96 million for the year ended December 31, 2021, compared to $100 million for the year ended December 31, 2020. The decrease was primarily due to a higher portion of variable incentive costs being allocated to Corporate and Other activities.
Segment EBIT decreased $165 million, or 181%, to a loss before interest and taxes of $74 million for the year ended December 31, 2021, compared to earnings before interest and taxes of $91 million for the year ended December 31, 2020. The decrease was primarily due to lower Gross profit, mostly driven by a non-recurring impairment charge of $170 million related to the classification of our Mexican wheat milling business as held-for-sale, as described above.

Corporate and Other

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Net sales	$35	$5	$—
Cost of goods sold	(70)	(34)	(9)
Gross profit	(35)	(29)	(9)
Selling, general and administrative expense	(377)	(350)	(347)
Foreign exchange (losses) gains — net	(5)	(11)	(2)
EBIT attributable to noncontrolling interests	(9)	3	—
Other income (expense) — net	84	54	(12)
Loss from affiliates	(55)	—	(1)
Total Corporate and Other EBIT	$(397)	$(333)	$(371)

2022 Compared to 2021
Corporate and Other EBIT decreased $64 million, or 19%, to a loss of $397 million for the year ended December 31, 2022, compared to a loss of $333 million for the year ended December 31, 2021. The decrease was primarily driven by non-recurring impairment charges of $53 million related to the impairment of minority investments in two start-up manufacturers of novel protein ingredients, Merit Functional Foods and Australian Plant Proteins, a non-recurring impairment charge of $11 million related to the classification of our Russian business as held-for-sale, and increased expenses associated with growth initiatives. The decrease was partially offset by a $29 million gain, at Bunge's then-70% share, related to the settlement of one of the Company's international defined benefit pension plans in the first quarter of 2022.
2021 Compared to 2020
Corporate and Other EBIT improved $38 million, or 10%, to a loss of $333 million for the year ended December 31, 2021, compared to a loss of $371 million for the year ended December 31, 2020. The improved result is primarily due to our corporate venture capital unit (Bunge Ventures) activities, which benefited from a net mark-to-market gain on the initial public offering of two of its investments during 2021, as well as a bad debt expense and related legal provision in relation to an historical account receivable balance deemed uncollectible in 2020, partially offset by higher variable incentive costs in 2021 due in part to allocating a larger portion of variable incentive costs from the segments to Corporate and Other activities.

Non-core Segment
Sugar and Bioenergy Segment

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Net sales	$259	$270	$142
Cost of goods sold	(250)	(264)	(139)
Gross profit	9	6	3
Selling, general and administrative expense	(1)	(1)	—
Foreign exchange losses — net	2	—	—
Other income — net	2	1	2
Income (loss) from affiliates	93	106	(92)
Total Sugar and Bioenergy Segment EBIT	$105	$112	$(87)

2022 Compared to 2021
Segment EBIT decreased $7 million, or 6%, to $105 million for the year ended December 31, 2022, from $112 million for the year ended December 31, 2021. The decrease was due to less favorable results from our investment in BP Bunge Bioenergia, resulting from lower ethanol sales volumes and higher operating costs.
2021 Compared to 2020
Segment EBIT increased by $199 million, or 229% to income of $112 million for the year ended December 31, 2021, compared to a loss of $87 million for the year ended December 31, 2020. The increase is due to more favorable results from our investment in BP Bunge Bioenergia, driven by higher sugar and ethanol volumes and higher average sugar and ethanol sales prices in 2021, as well as a significant foreign exchange loss on U.S. dollar denominated debt of the joint venture due to a large depreciation in the Brazilian real during 2020.

Interest—A summary of consolidated interest income and expense follows:

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Interest income	$71	$48	$22
Interest expense	(403)	(243)	(265)
2022 Compared to 2021
Interest income increased $23 million to $71 million for the year ended December 31, 2022, compared to $48 million for the year ended December 31, 2021. Interest expense increased $160 million to $403 million for the year ended December 31, 2022, compared to $243 million for the year ended December 31, 2021. The increase in net interest expense was due to higher variable interest rates in the current period, as well as a $47 million charge in connection with the early redemption of all our issued and outstanding 4.35% Senior Notes during the current period, partially offset by a lower average debt balance. The $47 million charge comprised a $31 million "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, as well as $16 million related to the recognition of unrealized mark-to market losses on terminated and de-designated interest rate hedges.
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
Working Capital

	As of December 31,
US$ in millions, except current ratio	2022	2021
Cash and cash equivalents	$1,104	$902
Trade accounts receivable, net	2,829	2,112
Inventories	8,408	8,431
Other current assets(1)	4,417	5,015
Total current assets	$16,758	$16,460
Short-term debt	$546	$673
Current portion of long-term debt	846	504
Trade accounts payable	4,386	4,250
Current operating lease obligations	425	350
Other current liabilities(2)	3,397	3,547
Total current liabilities	$9,600	$9,324
Working capital(3)	$7,158	$7,136
Current ratio(3)	1.75	1.77
(1)Comprises Assets held for sale and Other current assets
(2)Comprises Liabilities held for sale and Other current liabilities
(3)Working capital is defined as Total current assets less Total current liabilities; Current ratio represents Total current assets divided by Total current liabilities

Working capital was $7,158 million at December 31, 2022, an increase of $22 million from working capital of $7,136 million at December 31, 2021.
Cash and Cash Equivalents - Cash and cash equivalents were $1,104 million at December 31, 2022, an increase of $202 million from $902 million at December 31, 2021. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the year ended December 31, 2022.
Trade accounts receivable, net - Trade accounts receivable, net were $2,829 million at December 31, 2022, an increase of $717 million from $2,112 million at December 31, 2021. The increase was primarily due to increased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above and the restructuring of the trade receivables securitization program during the fourth quarter of 2022 that results in Bunge retaining ownership in a population of unsold receivables, as discussed in Note 5- Trade Accounts Receivable and Trade Receivable Securitization Program, partially offset by an increase in the aggregate size of the trade receivables securitization program that occurred during the first quarter of 2022, as noted in Note 5- Trade Accounts Receivable and Trade Receivable Securitization Program.

Inventories - Inventories were $8,408 million at December 31, 2022, a decrease of $23 million from $8,431 million at December 31, 2021. The slight decrease was due to lower volumes, primarily driven by the Ukraine-Russia war, partially offset by higher average commodity prices relative to the prior year.
RMI comprises agricultural commodity inventories, including soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value were $6,680 million and $6,869 million at December 31, 2022 and December 31, 2021, respectively (see Note 6- Inventories, to our consolidated financial statements).
Other current assets - Other current assets, including Assets held for sale, were $4,417 million at December 31, 2022, a decrease of $598 million from $5,015 million at December 31, 2021. The decrease is primarily due to a decrease in DPP as a result of restructuring our trade receivables securitization program during the fourth quarter of 2022 (see Note 5- Trade Accounts Receivable and Trade Receivable Securitization Program to our consolidated financial statements), a decrease in marketable securities and other short-term investments, due to a decrease in investments with Ukrainian exposures following the onset of the Ukraine-Russia war, as well as a decrease in Assets held for sale due to the completion of the sale of our Mexico wheat milling business (see Note 3- Acquisitions and Dispositions, to our consolidated financial statements), partially offset by an increase in margin deposits, prepaid commodity contracts, and income tax receivable.

Short-term debt - Short-term debt, including the Current portion of long-term debt, was $1,392 million at December 31, 2022, an increase of $215 million from $1,177 million at December 31, 2021. The higher Short-term debt level at December 31, 2022 compared to December 31, 2021 is primarily due to an increase in the Current portion of long-term debt associated with our 1.85% Senior Notes, due 2023, partially offset by lower Short term debt used to fund working capital.

Trade accounts payable - Trade accounts payable were $4,386 million at December 31, 2022, an increase of $136 million from $4,250 million at December 31, 2021. The increase in Trade accounts payable was primarily due to higher average inventory purchase prices during the current year as well as the timing of payments.

Other current liabilities - Other current liabilities, including Liabilities held for sale, were $3,397 million at December 31, 2022, a decrease of $150 million from $3,547 million at December 31, 2021. The decrease was primarily due to decreased unrealized losses on derivative contracts and a decrease in Liabilities held for sale due to the completion of the Mexico wheat milling disposition.

Debt
Financing Arrangements and Outstanding Indebtedness—We conduct most of our financing activities through a centralized financing structure that provides the Company with efficient access to debt and capital markets. This structure includes a master trust, the primary assets of which comprise intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited's 100% owned finance subsidiaries, Bunge Limited Finance Corp., Bunge Finance Europe B.V., and Bunge Asset Funding Corp., fund the master trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.
Revolving Credit Facilities—At December 31, 2022, Bunge had $6,665 million unused and available committed borrowing capacity comprising committed revolving credit facilities and the commercial paper program, totaling $5,665 million with a number of financial institutions, in addition to $1,000 million in committed unsecured delayed draw term loans. The following table summarizes these facilities for the years presented:

		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities (1)	Maturities	December 31, 2022	December 31, 2022	December 31, 2021

Commercial paper	2026	$600	$—	$—
Revolving credit facilities
$1.1 Billion 364-day Revolving Credit Agreement (2)	2023	1,100	—	—
$1.75 Billion 2024 Revolving Credit Facility	2024	1,750	—	—
$1.35 Billion 5-year Revolving Credit Agreement	2026	1,350	—	—
$865 Million 2026 Revolving Credit Facility	2026	865	—	—
Total revolving credit facilities		5,065	—	—
Total (3)		$5,665	$—	$—
(1)See Note 18- Short-term Debt and Credit Facilities for further information on these programs.

(2)On July 15, 2022, we entered into an unsecured $1.1 billion 364-day Revolving Credit Agreement (the "$1.1 Billion Credit Agreement"), with a group of lenders maturing on July 14, 2023 (see Note 19- Long-term Debt). The $1.1 Billion Credit Agreement replaced the $1 Billion 364-day Revolving Credit Agreement that was in place as of December 31, 2021.
(3)Total committed capacity excludes the committed capacity of a $250 million delayed draw term loan entered into on August 5, 2022, and which was drawn on February 2, 2023. Total committed capacity also excludes a $750 million delayed draw term loan entered into on July 26, 2022, which was drawn at our option on January 25, 2023. The delayed draw term loans bear interest at SOFR plus a credit spread adjustment and applicable margin (see Note 19- Long-term Debt).
Short and long-term debt—Our short and long-term debt decreased by $1,313 million at December 31, 2022 from December 31, 2021, primarily due to cash inflows from operations, including net proceeds from beneficial interest in securitized trade receivables. These cash inflows helped to reduce the debt required to fund the increased working capital requirements throughout the year. For the year ended December 31, 2022, our average short and long-term debt outstanding was approximately $5,986 million compared to approximately $7,181 million for the year ended December 31, 2021. Our Long-term debt outstanding balance, including the Current-portion of long-term debt, was $4,105 million at December 31, 2022 compared to $5,291 million at December 31, 2021.
The following table summarizes our short-term debt activity at December 31, 2022.

(US$ in millions)	Outstanding Balance at December 31, 2022	Weighted Average Interest Rate at December 31, 2022	Highest Balance Outstanding During 2022	Average Balance During 2022	Weighted Average Interest Rate During 2022
Bank Borrowings(1)	$546	15.53%	$2,732	$1,330	10.95%
Commercial Paper	—	—%	600	181	1.86%
Total	$546	15.53%		$1,511	9.86%
(1)Includes $207 million of local currency bank borrowings in certain European, South American and Asia-Pacific countries at a weighted average interest rate of 32.12% as of December 31, 2022.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At December 31, 2022 there were no borrowings outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $546 million and $673 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2022 and 2021, respectively, to support working capital requirements.
On August 5, 2022, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million February 2023 Delayed Draw Term Loan") with a group of lenders that is required to be drawn by February 2, 2023. The $250 Million February 2023 Delayed Draw Term Loan will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $250 Million February 2023 Delayed Draw Term Loan agreement. The $250 Million February 2023 Delayed Draw Term Loan was drawn on February 2, 2023 and matures on August 5, 2027.
On July 26, 2022, and later amended on October 7, 2022, Bunge entered into an unsecured $750 million delayed draw term loan (the "$750 Million Delayed Draw Term Loan") with a group of lenders giving Bunge the option to draw the loan by January 25, 2023. The $750 Million Delayed Draw Term Loan will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $750 Million Delayed Draw Term Loan agreement. The $750 Million Delayed Draw Term Loan was drawn on January 25, 2023 and matures on October 24, 2025.
On October 29, 2021, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million October 2022 Delayed Draw Term Loan") with a group of lenders that was required to be drawn by October 27, 2022. The $250 Million October 2022 Delayed Draw Term Loan bears interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $250 Million October 2022 Delayed Draw Term Loan. The $250 Million October 2022 Delayed Draw Term Loan was drawn on October 21, 2022 and matures on October 29, 2028.

The following table summarizes our short and long-term debt:

	December 31,
(US$ in millions)	2022	2021
Short-term debt: (1)
Short-term debt (2)	$546	$673
Current portion of long-term debt	846	504
Total short-term debt	1,392	1,177
Long-term debt:
Term loan due 2024 - three-month TONAR plus 0.76% (Tranche A) (3)	232	267
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	90	89
Term loan due 2028 - SOFR plus 1.45%	249	—
3.00% Senior Notes due 2022 (4)	—	399
1.85% Senior Notes due 2023 - Euro	853	906
4.35% Senior Notes due 2024 (5)	—	598
1.63% Senior Notes due 2025	597	596
3.25% Senior Notes due 2026	698	697
3.75% Senior Notes due 2027	597	596
2.75% Senior Notes due 2031	990	989
Cumulative adjustment to long-term debt from application of hedge accounting	(341)	(1)
Other	140	155
Subtotal	4,105	5,291
Less: Current portion of long-term debt	(846)	(504)
Total long-term debt (6)	3,259	4,787
Total debt	$4,651	$5,964
(1)    Includes secured debt of $56 million and $43 million at December 31, 2022 and December 31, 2021, respectively.
(2)    Includes $207 million and $566 million of local currency borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 32.12% and 23.14% as of December 31, 2022 and December 31, 2021, respectively.
(3)     Effective January 1, 2022, the three-month Yen LIBOR rate was discontinued and replaced by the Tokyo Overnight Average Rate ("TONAR" or "TONA").
(4) On August 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 3.00% Senior Notes due September 25, 2022. The redemption of the 3.00% Senior Notes occurred on September 7, 2022. In connection with the redemption, for the year ended December 31, 2022, the Company recorded a $405 million payment for redemption of the notes, at par, plus accrued and unpaid interest.
(5) On February 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 4.35% unsecured senior notes (the "4.35% Senior Notes") due March 15, 2024. The redemption for the 4.35% Senior Notes occurred on March 10, 2022. In connection with the redemption, for the year ended December 31, 2022, the Company recorded a $47 million charge within Interest expense, of which $31 million related to a "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022, redemption date, and $16 million related to the reclassification of unrealized mark-to-market losses on terminated and de-designated interest rate hedges.
(6)    Includes secured debt of $21 million and $50 million at December 31, 2022 and December 31, 2021, respectively.

Credit Ratings—Bunge's debt ratings and outlook by major credit rating agencies at December 31, 2022 were as follows:

	Short-term Debt(1)	Long-term Debt	Outlook
Standard & Poor's	A-1	BBB	Positive
Moody's	P-1	Baa2	Stable
Fitch		BBB	Positive
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
Our credit facilities and certain senior notes require us to comply with specified financial covenants, including minimum current ratio, maximum debt to capitalization ratio, and limitations on secured indebtedness. We were in compliance with these covenants as of December 31, 2022.
Trade Receivable Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”) that provides for funding up to $1.1 billion against receivables sold into the Program. Bunge may also, from time to time with the consent of the administrative agent, request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision. Koninklijke Bunge B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program is designed to enhance Bunge’s financial flexibility by providing an additional source of liquidity for its operations.
On November 16, 2022, Bunge and certain of its subsidiaries amended the Program from a deferred purchase price ("DPP") structure to a pledge structure. Under the new structure, a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. ("BSBV"), transfers certain trade receivables to the Purchasers in exchange for a cash payment up to $1.1 billion and retains ownership of a population of unsold receivables. BSBV agrees to guaranty the collection of sold receivables and grants a lien to the administrative agent on all unsold receivables. Collections on unsold receivables and guarantee payments are classified as operating activities in Bunge’s consolidated statements of cash flows.
The Program terminates on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate on May 17, 2025, unless extended for an additional period in accordance with the terms of the receivables transfer agreement.
Under the Program’s previous structure, Bunge's risk of loss following the sale of the trade receivables was limited to the DPP, included in Other current assets in the consolidated balance sheets (see Note 7- Other Current Assets). The DPP was repaid in cash as receivables were collected, generally within 30 days. Under the amended structure, Bunge’s risk of loss following the sale of the trade receivables is substantially the same and limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent. Provisions for delinquencies and credit losses on trade receivables sold under the Program as of December 31, 2022, 2021 and 2020 were zero, $5 million, and $5 million, respectively.
Interest Rate Swap Agreements
We may use interest rate swaps in hedge accounting relationships and record the swaps at fair value in the consolidated balance sheets with changes in fair value recorded contemporaneously in earnings. Additionally, the carrying amount of the associated debt is adjusted through earnings for changes in fair value due to changes in benchmark interest rates. See Note 17- Derivative Instruments and Hedging Activities to our consolidated financial statements.

Equity
Total equity is set forth in the following table:

	December 31,
(US$ in millions)	2022	2021
Convertible perpetual preference shares	$—	$690
Common shares	1	1
Additional paid-in capital	6,692	5,590
Retained earnings	10,222	8,979
Accumulated other comprehensive loss	(6,371)	(6,471)
Treasury shares, at cost (2022—18,835,812 and 2021—16,726,697)	(1,320)	(1,120)
Total Bunge shareholders' equity	9,224	7,669
Noncontrolling interests	732	156
Total equity	$9,956	$7,825
Total Bunge shareholders' equity was $9,224 million at December 31, 2022 compared to $7,669 million at December 31, 2021. The increase in Bunge shareholders' equity during the year ended December 31, 2022 was primarily due to $1,610 million of Net income attributable to Bunge, $247 million from sales of noncontrolling interest, recorded in Additional paid-in capital, and $100 million of Other comprehensive income, primarily driven by currency translation adjustments, partially offset by $362 million of declared dividends to common shareholders, and $200 million of common share repurchases.
Noncontrolling interests increased to $732 million at December 31, 2022 from $156 million at December 31, 2021 primarily due to the reclassification of the remaining Redeemable noncontrolling interest in Loders to Noncontrolling interests (refer to Note 24- Redeemable Noncontrolling Interest), the sale of noncontrolling interest during the period, primarily related to the creation of the Bunge Chevron JV (refer to Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies), and Net income attributable to our noncontrolling interest entities, partially offset by dividends paid to noncontrolling interest holders.
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
Share repurchase program - During October 2021, our Board of Directors approved a new program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. Under this program, 2,109,115 common shares were repurchased for $200 million during the year ended December 31, 2022. As of December 31, 2022, $300 million remains outstanding for repurchases under the program.

During the year ended December 31, 2021, Bunge repurchased 1,298,384 common shares for $100 million, thereby completing a previous $500 million share repurchase program, established May 2015.
Cash Flows

	Year ended December 31,
US$ in millions	2022	2021	2020
Cash used for operating activities	$(5,549)	$(2,894)	$(3,536)
Cash provided by investing activities	6,499	5,113	1,813
Cash (used for) provided by financing activities	(769)	(1,632)	1,763
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	66	(63)	19
Net increase in cash and cash equivalents, restricted cash, and cash held for sale	$247	$524	$59
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
2022 Compared to 2021
For the year ended December 31, 2022, our cash and cash equivalents, restricted cash, and cash held for sale increased $247 million, compared to an increase of $524 million for the year ended December 31, 2021.
Operating: Cash used for operating activities was $5,549 million for the year ended December 31, 2022, an increase of $2,655 million compared to cash used for operating activities of $2,894 million for the year ended December 31, 2021. The increase in cash used was primarily due to lower Net income, increased cash required to fund working capital due to higher average commodity prices during the year ended December 31, 2022, and increased Beneficial interest in securitized trade receivables driven by an increase in the size of the program in March 2022 as well as higher average commodity prices during the current year.

	Year ended December 31,
US$ in millions	2022	2021
Cash used for operating activities	$(5,549)	$(2,894)
Net proceeds from beneficial interest in securitized trade receivables	6,824	5,057
Cash provided by operating activities, adjusted	$1,275	$2,163
Cash provided by operating activities, including net proceeds from beneficial interest in securitized trade receivables was $1,275 million for the year ended December 31, 2022, compared to $2,163 million for the year ended December 31, 2021. The decrease was driven by lower Net income as well as a substantial increase in cash used to fund working capital as a result of higher commodity prices during the year ended December 31, 2022.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as Foreign exchange (losses) gains - net. For the year ended December 31, 2022 we recorded a foreign currency gain on net debt of $101 million versus a foreign currency loss on net debt for the year ended December 31, 2021 of $78 million, which were included as adjustments to reconcile Net income to Cash used for operating activities in the line item "Foreign exchange (gain) loss on net debt" in our consolidated statements of cash flows. This adjustment is required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.

Investing: Cash provided by investing activities was $6,499 million for the year ended December 31, 2022 compared to $5,113 million for the year ended December 31, 2021, an increase of $1,386 million. The increase was primarily due to higher net proceeds from beneficial interests in securitized trade receivables, driven by higher commodity prices and increased program capacity, partially offset by increased capital expenditures and lower proceeds received on the sale of our Mexican wheat milling business during the year ended December 31, 2022 compared to proceeds received from the sales of a portfolio of interior grain elevators located in the United States and our oils facilities in Rotterdam and Mexico during the year ended December 31, 2021.
Financing: Cash used for financing activities was $769 million for the year ended December 31, 2022, a decrease of $863 million, compared to cash used for financing activities of $1,632 million for the year ended December 31, 2021,
For the year ended December 31, 2022, we made net cash repayments from short-term and long-term debt of $708 million, paid $349 million in dividend payments to common and preference shareholders, repurchased $200 million of common shares, and paid $102 million to acquire an additional 10% ownership interest from redeemable noncontrolling interest holders in our subsidiary, Bunge Loders Croklaan Group B.V. (see Note 24- Redeemable Noncontrolling Interest). These cash outflows were partially offset by $542 million in cash received from the sale of noncontrolling interests, including upon formation of the Bunge Chevron JV, as described in Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies, and $92 million in proceeds from the exercise of options for common shares. For the year ended December 31, 2021, we made net cash repayments from short-term and long-term debt of $1,097 million, paid $147 million to acquire the noncontrolling equity interest of our Polish subsidiary, Z.T. Kruszwica S.A, paid $323 million in dividends to our common and preference shareholders, paid $76 million in dividends to noncontrolling interest shareholders, and repurchased $100 million of common shares, partially offset by $116 million in cash received from the exercise of options for common shares.
2021 Compared to 2020
In 2021, our cash and cash equivalents, and restricted cash increased by $524 million, compared to a decrease of $59 million in 2020.
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
Cash provided by operating activities, including net proceeds from beneficial interest in securitized trade receivables was $2,163 million for the year ended December 31, 2021, compared to cash used for operating activities of $1,593 million for the year ended December 31, 2020. The change was primarily due to higher Net income, net of non-cash gains and losses, during the year ended December 31, 2021.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollar. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our consolidated statements of income as foreign exchange gains or losses. For the year ended December 31, 2021, we recorded a foreign currency loss on net debt of $78 million versus a foreign currency gain on net debt for the year ended December 31, 2020 of $206 million, which were included as adjustments to reconcile Net income to Cash provided by (used for) operating activities in the line item "Foreign exchange (gain) loss on net debt" in our consolidated statements of cash flows. This adjustment is required as these losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.

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
For the year ended December 31, 2021, net cash from beneficial interests in securitized trade receivables was $5,057 million. We also generated proceeds from the divestiture of businesses and disposal of property, plant and equipment of $647 million driven by proceeds from the sales of our United States interior grain elevators and oils facilities in Rotterdam and in Mexico. In addition, we received proceeds from investments of $171 million, primarily promissory notes related to financial services investments, which were more than offset by payments of $308 million for such investments. We also made payments for capital expenditures of $399 million related to capital projects at various facilities. For the year ended December 31, 2020, cash from beneficial interests in securitized trade receivables was $1,943 million. We also generated proceeds from the divestiture of businesses and disposal of property, plant and equipment of $194 million driven by proceeds from sales of our Brazilian margarine and mayonnaise business and a U.S. rice mill. In addition, we received proceeds from investments of $305 million, primarily from promissory notes related to financial services investments, which were more than offset by payments of $337 million for such investments. We also made payments for capital expenditures of $365 million related to capital projects at various facilities.
Financing: Cash used for financing activities was $1,632 million for the year ended December 31, 2021, an increase of $3,395 million, compared to cash provided by financing activities of $1,763 million for the year ended December 31, 2020.
For the year ended December 31, 2021, we made net cash repayments from short-term and long-term debt of $1,097 million, paid $147 million to acquire the noncontrolling equity interest of our Polish subsidiary, Z.T. Kruszwica S.A., paid dividends of $323 million to our common shareholders and holders of our convertible preference shares, paid $76 million in dividends to noncontrolling interest shareholders of certain of our non-wholly owned subsidiaries, primarily Loders, and repurchased $100 million of common shares. For the year ended December 31, 2020, net cash proceeds of short-term and long-term debt were $2,202 million, primarily used to fund seasonal working capital requirements, mostly comprising RMI. We also paid dividends of $316 million to our common shareholders and holders of our convertible preference shares and repurchased $100 million of common shares.
Capital Expenditures
Our cash payments made for capital expenditures were $555 million, $399 million, and $365 million for the years ended December 31, 2022, 2021, and 2020, respectively. We intend to make capital expenditures in the range of $800 million to $1 billion in 2023. Our priorities for 2023 are to maintain the cash generating capacity of our assets through non-discretionary projects, such as maintenance, safety and compliance, as well as discretionary investments in growth and productivity projects, focusing on our strategy to strengthen our oilseeds platform, increase participation in biofuels and plant-based proteins, and grow our value-added oils business. These discretionary and non-discretionary capital investments will also help us achieve certain of our environmental and sustainability related objectives. We intend to fund these capital expenditures primarily with cash flows from operations.
Off-Balance Sheet Arrangements
Guarantees
We have issued or were party to the following guarantees at December 31, 2022:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$107
Residual value guarantee (2)	337
Other guarantees	9
Total	$453
(1)We have issued guarantees to certain financial institutions related to debt of certain of our unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable us to recover any amounts paid under these guarantees. In addition, certain of our subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced.
On November 21, 2022, one of our unconsolidated affiliates refinanced its third-party debt structure resulting in a significant reduction in our guarantee and potential liabilities to certain financial institutions from $181 million prior to the refinance to $46 million as of December 31, 2022.
Based on the amounts drawn under guaranteed debt facilities of unconsolidated affiliates at December 31, 2022, our potential liability was $94 million, and less than $1 million of obligations related to these guarantees have been recorded within Other non-current liabilities.
(2)We have issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At December 31, 2022, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations (see Note 28- Leases, to our consolidated financial statements).
We have provided a guaranty to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA, to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
Contractual Obligations
The following table summarizes our scheduled contractual obligations and their expected maturities at December 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flows in the future periods indicated.

	Payments due by period
(US$ in millions)	Total	2023	2024 - 2025	2026 - 2027	2028 and thereafter
Short-term debt	$546	$546	$—	$—	$—
Long-term debt(1)	4,466	859	1,009	1,320	1,278
Variable interest rate obligations	95	21	33	29	12
Interest obligations on fixed rate debt	486	102	165	123	96
Non-cancelable lease obligations(2)	1,077	457	380	155	85
Capital commitments	95	95	—	—	—
Freight supply agreements(3)	284	284	—	—	—
Inventory purchase commitments	387	374	13	—	—
Power supply purchase commitments	99	30	29	23	17
Other commitments and obligations(4)	183	151	25	6	1
Total contractual cash obligations(5)	$7,718	$2,919	$1,654	$1,656	$1,489
(1)Includes components of long-term debt attributable to unamortized premiums of $20 million and excludes components of long-term debt attributable to fair value hedge accounting of $341 million.
(2)Represents future minimum payments under non-cancelable leases with initial terms of one year or more. Minimum lease payments have not been reduced by minimum sublease income receipts of $101 million due in future periods under non-cancelable subleases.
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
(5)Does not include estimated payments of liabilities associated with uncertain income tax positions. As of December 31, 2022, Bunge had uncertain income tax liabilities of $59 million, including interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table. See Note 15- Income Taxes to our consolidated financial statements.
Employee Benefit Plans
We expect to contribute $13 million to our defined benefit pension plans and $4 million to our postretirement benefit plans in 2023.
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
Foreign Currency Transactions and Translation of Foreign Currency Financial Statements
Our reporting currency is the U.S. dollar. The functional currency of the majority of our foreign subsidiaries is their local currency. The determination of functional currency may require significant judgment to identify the currency of the primary economic environment in which a subsidiary operates. This may include an evaluation of a number of economic factors including, cash flow, sales price, sales market, expense, and financing indicators, as well, as the extent of the subsidiary’s intra-entity transactions. However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then such foreign entity's financial statements are remeasured as if the functional currency were the reporting currency.
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in our consolidated statements of income as Foreign exchange (losses) gains - net unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is neither planned nor anticipated in the foreseeable future, in which case the remeasurement gain or loss is reported as a component of Accumulated other comprehensive loss in our consolidated balance sheets.
At period-end, amounts included in the consolidated statements of income, comprehensive income, cash flows, and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive loss.
Inventories and Commodity Derivatives
Our RMI, forward RMI purchase and sale contracts, and exchange-traded futures and options are primarily valued at fair value. RMI are freely-traded, have quoted market prices, may be sold without significant additional processing and have predictable and insignificant disposal costs (see Note 6- Inventories to our consolidated financial statements for RMI balances as of December 31, 2022). We estimate the fair values of commodity inventories and forward purchase and sale contracts on these inventories based on commodity futures exchange quotations, broker or dealer quotations, or market transactions in either listed or over-the-counter ("OTC") markets with appropriate adjustments for differences in local markets where our inventories are located. Certain inventories may utilize significant unobservable data related to local market adjustments to determine fair value. The significant unobservable inputs for RMI and physically-settled forward purchase and sale contracts relate to certain management estimates regarding transportation costs and other local market or location-related adjustments, primarily freight-related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, we use proprietary information such as purchase and sale contracts and contracted prices to value freight, premiums, and discounts in our contracts. Counterparty credit and performance risk on forward commodity purchase and sale contracts is included in the determination of fair value. From time to time, we have experienced instances of counterparty non-performance as a result of significant declines in counterparty profitability under these contracts due to movements in commodity prices between the time the contracts were executed and the contractual forward delivery period. However, based on historical experience with our suppliers and customers, our own credit risk, and knowledge of current market conditions, we do not view non-performance risk to be a significant input to fair value for the majority of our forward commodity purchase and sale contracts.

Changes in the fair values of these inventories and contracts are recognized in our consolidated statements of income as a component of Cost of goods sold. If we used different methods or factors to estimate fair values, amounts reported as Inventories and Unrealized gains and losses on derivative contracts in the consolidated balance sheets and Cost of goods sold in the consolidated statements of income, respectively, could differ. Additionally, if market conditions change subsequent to year-end, amounts reported in future periods as Inventories, Unrealized gains and losses on derivative contracts, and Cost of goods sold could differ. See Note 16- Fair Value Measurements to our consolidated financial statements for further details of commodity inventories and forward purchase and sale contracts on these inventories carried at fair value.
Derivatives - Designated Hedging Activities
We manage currency risk on certain forecasted purchases, sales and selling, general and administrative expenses with currency forwards designated as cash flow hedges. Assuming normal market conditions, the change in the market value of such derivative instruments has historically been, and is expected to continue to be, highly effective at offsetting changes in price movements of the hedged item. Gains and losses arising from open and closed hedging transactions are deferred in Accumulated other comprehensive loss, net of applicable income taxes, and recognized as a component of earnings in the statement of consolidated income in the same caption as the hedged items when the hedged item is recognized in earnings. If it is determined that the derivative hedging instruments are no longer effective at offsetting changes in the price of the hedged item, then the changes in the market value of the derivative instrument would be recorded immediately in the consolidated statements of income in the same caption as the hedged items. See Note 17- Derivative Instruments and Hedging Activities to our consolidated financial statements for further details and impacts of cash flow hedges on the consolidated financial statements.
Goodwill
When we acquire a business, the consideration is first assigned to identifiable assets and liabilities, including intangible assets, based on estimated fair values, with any excess recorded as goodwill. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, including market participants, projected growth rates, the amounts and timing of future cash flows, the discount rates applied to the cash flows, and the determination of useful life of an asset.
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
During the fourth quarters of 2022, we performed our annual impairment assessment and determined the estimated fair values of each of our goodwill reporting units exceeded each of their carrying values by a significant amount. See Note 9- Goodwill, to our consolidated financial statements.

Property, Plant and Equipment and Other Finite-Lived Intangible Assets
Long-lived assets include property, plant and equipment and other finite-lived intangible assets. Property, plant and equipment and finite-lived intangible assets are depreciated or amortized over their estimated useful life on a straight line basis. When facts and circumstances indicate the carrying values of these assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the undiscounted projected future cash flows to be generated by such assets from their use and ultimate disposal. If the carrying value of our assets is not recoverable, we recognize an impairment loss in the amount that carrying value exceeds fair value. Impairment is recognized as a charge against results of operations. Our judgments related to the expected useful lives of these assets and our ability to realize undiscounted cash flows in excess of the carrying amount of such assets are affected by factors such as the ongoing maintenance of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of these assets, changes in these factors could cause us to realize material impairment charges. Please refer to Note 11- Impairments to our consolidated financial statements for details of property, plant and equipment and other finite-lived intangible asset impairment charges recorded in the year ended December 31, 2022.
Investments in Affiliates
We have investments in various unconsolidated joint ventures accounted for using the equity method, minus impairment. We review our investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, and our intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value. During the fourth quarter of 2022, certain of the above factors indicated an other than temporary decline in value of our investments in two start-up manufacturers of novel protein ingredients, Merit Functional Foods and Australian Plant Proteins. We recognized an impairment to the extent the carrying value of each investment exceeded its fair value. Critical estimates in the determination of the fair value include, but are not limited to, future expected cash flows, revenue growth, and discount rates. If we used different methods or factors to estimate fair value, the amount of recorded impairment and the carrying value of our investments could differ. Please refer to Note 11- Impairments and Note 12- Investments in Affiliates and Variable Interest Entities to our consolidated financial statements for further details.
Contingencies
We are a party to a large number of claims and lawsuits, primarily non-income tax and labor claims in Brazil and non-income tax claims in Argentina, and we make provisions for potential liabilities arising from such claims when we deem them probable and reasonably estimable. These estimates of probable loss have been developed in consultation with in-house and outside counsel and are based on an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies relating to these proceedings. For more information on tax and labor claims in Brazil, see "Item 3. Legal Proceedings" and Note 22- Commitments and Contingencies to our consolidated financial statements.
Income Taxes
We record valuation allowances to reduce our deferred tax assets to the amount that we are likely to realize. We apply a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, we recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. We consider projections of future taxable income and prudent tax planning strategies to assess the need for and the amount of the valuation allowances. If we determine that we can realize a deferred tax asset in excess of our net recorded amount, we decrease the valuation allowance, thereby decreasing income tax expense. Conversely, if we determine that we are unable to realize all or part of our net deferred tax asset, we increase the valuation allowance, thereby increasing income tax expense. During 2022, we decreased valuation allowances by $28 million primarily related to releases in jurisdictions where we believe realization of deferred tax assets is now more likely than not.
The calculation of our uncertain tax positions involves complexities in the application of intricate tax regulations in a multitude of jurisdictions across our global operations. Future changes in judgment related to the ultimate resolution of unrecognized tax benefits will affect the earnings in the quarter of such change. At December 31, 2022, we had recorded uncertain tax positions of $59 million in our consolidated balance sheet. For additional information on income taxes, please refer to Note 15- Income Taxes to our consolidated financial statements.
Recoverable Taxes
We evaluate the collectability of our recoverable taxes and record allowances if we determine that collection is doubtful. Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, as well as other transactional taxes, which can be recovered in cash or as compensation against income taxes, or other taxes we may owe, primarily in Brazil and Europe. Management's assumption about the collectability of recoverable taxes requires significant judgment because it involves an assessment of the ability and willingness of the applicable federal or local government to refund the taxes. The balance of these allowances fluctuates depending on the sales activity of existing inventories, purchases of new inventories, percentages of export sales, seasonality, changes in applicable tax rates, cash payments by the applicable government agencies and the offset of outstanding balances against income or certain other taxes owed to the applicable governments, where permissible. At December 31, 2022, the allowance for recoverable taxes was $36 million. We continue to monitor the economic environment and events taking place in the applicable countries and in cases where we determine that recovery is doubtful, recoverable taxes are reduced by allowances for the estimated unrecoverable amounts.
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
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options and major financial institutions in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in the fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 16- Fair Value Measurements and Note 17- Derivative Instruments and Hedging Activities to our consolidated financial statements included as part of this Annual Report on Form 10-K for a more detailed discussion of our use of derivative instruments.
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
Commodities Risk
We operate in many areas of the food industry, from agricultural raw materials to the production and sale of branded food products. As a result, we purchase and produce various materials, many of which are agricultural commodities, including: soybeans, soybean oil, soybean meal, palm oil (from crude to various degrees of refined products), softseeds (including sunflower seed, rapeseed, and canola) and related oil and meal derived from them, wheat, barley, shea nut, and corn.

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

	Year Ended December 31, 2022		Year Ended December 31, 2021
(US$ in millions)	Fair Value	Market Risk	Fair Value	Market Risk
Highest daily aggregated position value	$1,809	$(181)	$1,706	$(171)
Lowest daily aggregated position value	$(416)	$(42)	$(3)	$—
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
Energy Risk
We purchase various energy commodities such as electricity, natural gas, and bunker fuel, which are used to operate our manufacturing facilities and ocean freight vessels. These energy commodities are subject to price risk, including inflationary pressures. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, to manage our exposure to volatility in energy costs and market prices. These energy derivatives are included in Other current assets and Other current liabilities on the consolidated balance sheets at fair value.
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, the Euro, and the Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps, and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of December 31, 2022 was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated as analogous to equity for accounting purposes. As a result, foreign exchange gains and losses on these borrowings are excluded from the determination of Net income and recorded as a component of Accumulated other comprehensive loss in the consolidated balance sheets. Included in Other comprehensive income (loss) are foreign currency gains of $1 million for the year ended December 31, 2022 and foreign currency losses of $74 million for the year ended December 31, 2021 related to permanently invested intercompany loans.

Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at December 31, 2022, was $4,694 million with a carrying value of $4,651 million.
A hypothetical 100 basis point increase in the interest yields on our fixed rate debt and related interest rate swaps at December 31, 2022 would result in a decrease of approximately $9 million in the fair value of our debt and interest rate swaps. Similarly, a decrease of 100 basis points in the interest yields on our fixed rate debt and interest rate swaps at December 31, 2022 would cause a decrease of approximately $5 million in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR or LIBOR, would result in a change of approximately $50 million in our interest expense on our variable rate debt at December 31, 2022. Some of our variable rate debt is denominated in currencies other than U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See "Risk Factors - We are a capital intensive business and depend on cash provided by our operations as well as access to external financing to operate and grow our business" for a discussion of certain risks related to interest rates.
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
Derivative Instruments
Foreign Exchange Derivatives—We use a combination of foreign exchange forward, swap, future, and option contracts in certain of our operations to mitigate the risk of exchange rate fluctuations in connection with certain commercial and balance sheet exposures. The foreign exchange forward swap and option contracts may be designated as cash flow or fair value hedges. We may also use net investment hedges to partially offset the translation adjustments arising from the remeasurement of our investment in certain of our foreign subsidiaries.
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
For more information, see Note 17- Derivative Instruments and Hedging Activities to our consolidated financial statements included as part of this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data
Our financial statements and related schedule required by this item are contained on pages F-1 through F-73 and on page E-1 included as part of this Annual Report on Form 10-K. See Item 15(a) for a listing of financial statements provided.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal year covered by this Annual Report on Form 10-K.
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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Specifically, during the twelve months ended December 31, 2022, we began migrating certain of our financial reporting systems in Argentina to our South American Enterprise Resource Planning (ERP) system, a process that is expected to take several months, and which may result in changes to our internal controls over financial reporting relating to our Argentinian operations.
Additionally, management performed an evaluation of the impacts of the Ukraine-Russia War (discussed further in Note 2 – Ukraine-Russia War to our financial statements included as part of this Form 10-K) on our internal controls over financial reporting. In doing so management noted that, as a result of the war, we are currently unable to perform certain of our Ukrainian internal controls over financial reporting, primarily relating to on-site physical inspections of certain of our operating facilities, due to safety concerns, particularly in areas of active conflict. Additionally, some of our Ukrainian employees have been forced to relocate to other countries or safer locations elsewhere within Ukraine. In response, management has implemented compensating controls, including using third party contractors to carry out visual inspections of the physical condition of our assets held at Ukrainian facilities, as well as certain other internal controls over financial reporting capable of being performed on a remote basis. As of December 31, 2022, our Russian offices and facilities remained open and operating with no changes to related internal controls over financial reporting. On February 3, 2023, we completed the sale of our remaining Russian operations (discussed further in Note 3- Acquisitions and Dispositions).
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bunge Limited and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 24, 2023

Item 9B.    Other Information
None.
PART III
Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report on Form 10-K and will be filed in a definitive proxy statement for our 2023 Annual General Meeting of Shareholders.

Item 10.    Directors, Executive Officers, and Corporate Governance
We will provide information that is responsive to this Item 10 in our definitive proxy statement for our 2023 Annual General Meeting of Shareholders under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance-Board Meetings and Committees-Audit Committee," "Corporate Governance-Board Composition and Independence," "Audit Committee Report," "Corporate Governance-Corporate Governance Guidelines and Code of Conduct" and possibly elsewhere therein. That information is incorporated in this Item 10 by reference. The information required by this item with respect to our executive officers and key employees is found in Part I of this Annual Report on Form 10-K under the caption "Item 1. Business-Executive Officers and Key Employees of the Company," which information is incorporated herein by reference.

Item 11.    Executive Compensation
We will provide information that is responsive to this Item 11 in our definitive proxy statement for our 2023 Annual General Meeting of Shareholders under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Report," and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We will provide information that is responsive to this Item 12 in our definitive proxy statement for our 2023 Annual General Meeting of Shareholders under the caption "Share Ownership of Directors, Executive Officers and Principal Shareholders" and possibly elsewhere therein. That information is incorporated in this Item 12 by reference. The information required by this item with respect to our equity compensation plan information is found in Part II of this Annual Report on Form 10-K under the caption "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Securities Authorized for Issuance Under Equity Compensation Plans," which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
We will provide information that is responsive to this Item 13 in our definitive proxy statement for our 2023 Annual General Meeting of Shareholders under the captions "Corporate Governance-Board Independence," "Certain Relationships and Related Party Transactions" and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14.    Principal Accounting Fees and Services
We will provide information that is responsive to this Item 14 in our definitive proxy statement for our 2023 Annual General Meeting of Shareholders under the caption "Appointment of Independent Auditor" and possibly elsewhere therein. That information is incorporated in this Item 14 by reference.

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
See "Index to Exhibits" set forth below.

Exhibit Number		Description
3.1		Memorandum of Association (incorporated by reference from the Registrant's Form F-1 (No. 333-65026) filed July 13, 2001)
3.2		Certificate of Deposit of Memorandum of Increase of Share Capital (incorporated by reference from the Registrant's Form 10-Q filed August 11, 2008)
3.3		Bye-laws, amended and restated as of May 12, 2022 (incorporated by reference from the Registrant's Form 8-K filed on May 16, 2022)
4.1		Form of Common Share Certificate (incorporated by reference from the Registrant's Form 10-K filed March 3, 2008)
4.2		The instruments defining the rights of holders of the long-term debt securities of Bunge and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Bunge hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request
4.3	*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.3		Credit Agreement, dated August 5, 2022, among Bunge Limited Finance Corp., as Borrower, CoBank, ACB, as Administrative Agent and Lead Arranger, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on August 9, 2022)
10.4		Guaranty, dated as of August 5, 2022, between Bunge Limited, as Guarantor, and CoBank, ACB, as Administrative Agent (incorporated by reference from the Registrant’s Form 8-K filed on August 9, 2022)

Exhibit Number	Description
10.5	Eighth Amendment to and Restatement of the Receivables Transfer Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V. (f/k/a Bunge Finance B.V.), as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)
10.6	Ninth Amendment to the Receivables Transfer Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-Q filed on July 28, 2016)
10.7	Tenth Amendment to the Receivables Transfer Agreement, dated October 11, 2016, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)
10.8	Eleventh Amendment to the Receivables Transfer Agreement, dated May 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 23, 2018)
10.9	Twelfth Amendment to the Receivables Transfer Agreement, dated October 31, 2017, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, the persons from time to time party thereto as Conduit Purchasers, the persons from time to time party thereto as Committed Purchasers, the persons from time to time party thereto as Purchaser Agents, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, and Bunge Limited, as Performance Undertaking Provider (incorporated by reference from the Registrant's Form 10-K filed on February 23, 2018)
10.10	Thirteenth Amendment to the Receivables Transfer Agreement, dated January 12, 2018, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant's Form 10-K filed on February 22, 2019)
10.11
Fourteenth Amendment to the Receivables Transfer Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant's Form 10-K filed on February 22, 2019)

10.12
Fifteenth Amendment to the Receivables Transfer Agreement, dated May 29, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

10.13
Sixteenth Amendment to the Receivables Transfer Agreement, dated August 27, 2019, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

10.14
Seventeenth Amendment to the Receivables Transfer Agreement, dated May 5, 2020, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

10.15
Eighteenth Amendment to the Receivables Transfer Agreement, dated April 21, 2021, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer, Bunge Limited, as Performance Undertaking Provider, and Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent on behalf of the other Committed Purchasers, the other Purchaser Agents and the Conduit Purchasers (incorporated by reference from the Registrant's Form 10-K filed on February 24, 2022)

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

10.20	+++	Twenty-First Amendment to and Restatement of Receivables Transfer Agreement, dated March 31, 2022, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Limited, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers, Purchaser Agents, New Dutch Originator and New U.S. Originator party thereto (incorporated by reference from the Registrant’s Form 10-Q filed on April 27, 2022)
10.21	+++
Sixth Amended and Restated Receivables Transfer Agreement, dated March 31, 2022, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, Bunge Limited, as Performance Undertaking Provider, and the persons from time to time party thereto as Conduit Purchasers, Committed Purchasers and Purchaser Agents (incorporated by reference from the Registrant’s Form 10-Q filed on April 27, 2022)

10.22	* +++	Twenty-Second Amendment to the Receivables Transfer Agreement, dated November 16, 2022, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Limited, as Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto
10.23	* +++
Seventh Amended and Restated Receivables Transfer Agreement, dated November 16, 2022, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, Coöperatieve Rabobank U.A., as Administrative Agent and Purchaser Agent, Bunge Limited, as Performance Undertaking Provider, and the persons from time to time party thereto as Conduit Purchasers, Committed Purchasers and Purchaser Agents

10.24		Amendment to and Restatement of the Servicing Agreement, dated May 26, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)
10.25		Second Amendment to the Servicing Agreement, dated June 30, 2016, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)
10.26		Third Amendment to the Servicing Agreement, dated February 19, 2019, among Bunge Securitization B.V., as Seller, Bunge North America Capital, Inc., as U.S. Intermediate Transferor, Coöperatieve Rabobank U.A., as Italian Intermediate Transferor, Koninklijke Bunge B.V., as Master Servicer, the persons named therein as Sub-Servicers, the persons named therein as Committed Purchasers, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant’s Form 10-K filed on February 19, 2021)

Exhibit Number		Description
10.27		Performance and Indemnity Agreement, dated June 1, 2011, between Bunge Limited, as Performance Undertaking Provider and Coöperatieve Rabobank U.A. (f/k/a Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A.), as Administrative Agent (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.28
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

10.30
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

10.31	++	U.S. Receivables Purchase Agreement, dated June 1, 2011, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.32		First Amendment to U.S. Receivables Purchase Agreement, dated June 15, 2012, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Bunge Finance B.V., as Seller Agent, and Bunge North America Capital, Inc., as the Buyer (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.33		Second Amendment to the U.S. Receivables Purchase Agreement, dated June 30, 2016, among Bunge North America, Inc., Bunge Oils, Inc., Bunge North America (East), LLC, Bunge Milling, Inc., Bunge North America (OPD West), Inc., each as a Seller, respectively, Koninklijke Bunge B.V., as Seller Agent, Bunge North America Capital, Inc., as the Buyer, and Coöperatieve Rabobank U.A., as Administrative Agent (incorporated by reference from the Registrant's Form 10-K filed on February 28, 2017)
10.34	++	U.S. Intermediate Transfer Agreement, dated June 1, 2011, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as the Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 9, 2011)
10.35		First Amendment to U.S. Intermediate Transfer Agreement, dated June 15, 2012, among Bunge North America Capital, Inc., as the Transferor, Bunge Finance B.V., as Transferor Agent, and Bunge Securitization B.V., as the Transferee (incorporated by reference from the Registrant's Form 10-Q filed on August 1, 2012)
10.36
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

10.37
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

10.38
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

Exhibit Number		Description
10.37
Tenth Amended and Restated Guaranty, dated as of July 16, 2021, by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, in its capacity as Letter of Credit Agent, and the Letter of Credit Banks named therein, JPMorgan Chase Bank, N.A., as Administrative Agent under the Liquidity
Agreement, and The Bank of New York Mellon, as Collateral Agent under the Security Agreement and
Trustee under the Pooling Agreement (incorporated by reference from the Registrant's Form 8-K filed on July 19, 2021)

10.40		Annex X, dated as of July 16, 2021 (incorporated by reference from the Registrant's Form 8-K filed on July 19, 2021)
10.41
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

10.42
Guaranty, dated as of July 16, 2021, by Bunge Limited, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent under the Revolving Credit Agreement (incorporated by reference from the Registrant's Form 8-K filed on July 19, 2021)

10.43	+	Bunge Limited 2007 Non-Employee Director Equity Incentive Plan (amended and restated as of December 31, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.44	+	Form of Nonqualified Stock Option Award Agreement (effective as of 2005) under the Bunge Limited Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 15, 2006)
10.45	+	Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 11, 2014)
10.46	+	Form of Nonqualified Stock Option Award Agreement under the Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.47	+	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.48	+	Form of Performance-Based Restricted Stock Unit-Target EPS Award Agreement under the Bunge Limited 2009 Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.49	+	Bunge Limited 2016 Equity Incentive Plan (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 15, 2016)
10.50	+	Form of Global Stock Option Agreement under the Bunge Limited 2016 Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.51	+	Form of Global Restricted Stock Unit Agreement under the Bunge Limited 2016 Equity Incentive Plan (for RSUs subject to pro rata vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.52	+	Form of Global Restricted Stock Unit Agreement under the Bunge Limited 2016 Equity Incentive Plan (for RSUs subject to cliff vesting) (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.53	+	Form of Global Performance Unit Agreement under the Bunge Limited 2016 Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 28, 2017)
10.54	+	Bunge Limited 2017 Non-Employee Director Equity Incentive Plan, as Amended and Restated (incorporated by reference from Appendix B to the Registrant’s proxy statement on Schedule 14A, filed on March 23, 2021)
10.55	+	Form of Restricted Stock Unit Award Agreement under the Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (incorporated by reference from the Registrant's Form 10-K filed February 23, 2018)
10.56	+	Bunge Excess Benefit Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.57	+	Bunge Excess Contribution Plan (Amended and Restated as of January 1, 2009) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.58	+	Bunge U.S. SERP (Amended and Restated as of January 1, 2011) (incorporated by reference from the Registrant's Form 10-K filed March 1, 2011)
10.59	*+	Bunge U.S. SERP First Amendment (frozen benefits effective December 31, 2022)

Exhibit Number		Description
10.60	+	Bunge Limited Employee Deferred Compensation Plan (effective January 1, 2008) (incorporated by reference from the Registrant's Form 10-K filed March 2, 2009)
10.61	+	Bunge Limited Annual Incentive Plan (effective January 1, 2011) (incorporated by reference from the Registrant's Definitive Proxy Statement filed April 16, 2010)
10.62	*+	Description of Non-Employee Directors' Compensation (effective as of May 12, 2022)
10.63	+	Form of Executive Change of Control Agreement (incorporated by reference from the Registrant’s Form 10-Q filed November 1, 2017)
10.64	+	Bunge Limited Executive Severance Plan (incorporated by reference from the Registrant’s Form 10-Q filed on July 27, 2022)
10.65	+	Employment Agreement, dated as of April 25, 2019, between Bunge Limited and Gregory A. Heckman (incorporated by reference from the Registrant's Form 8-K filed on April 26, 2019)
10.66	+	Employment Offer Letter, dated May 7, 2019, from Bunge Limited to John W. Neppl (incorporated by reference from the Registrant’s Form 10-Q filed on July 31, 2019)
10.67	+++	Facility Agreement, dated December 16, 2021, among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Natixis and SMBC Bank International Plc as Arrangers, BNP Paribas, as Sustainability Co-ordinator, Natixis, as Lead Sustainability Co-ordinator, and Crédit Agricole Corporate and Investment Bank, as Agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2021)
10.68		Guaranty of Bunge Limited, as Guarantor, to Crédit Agricole Corporate and Investment Bank, as Agent under the Facility Agreement, dated as of December 16, 2021 (incorporated by reference from the Registrant’s Form 8-K filed on December 16, 2021)
10.69		Revolving Credit Agreement among Bunge Limited Finance Corp., as Borrower, Sumitomo Mitsui Banking Corporation, as Syndication Agent, BNP Paribas, Citibank, N.A., Natixis, New York Branch, and U.S. Bank National Association, as Co-Documentation Agents, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, and certain lenders party thereto, dated July 15, 2022 (incorporated by reference from the Registrant’s Form 8-K filed on July 18, 2022)
10.70
Guaranty by Bunge Limited, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, pursuant to the Revolving Credit Agreement, dated July 15, 2022 (incorporated by reference from the Registrant’s Form 8-K filed on July 18, 2022)

10.71		Term Loan Agreement, among Bunge Limited Finance Corp., as Borrower, Sumitomo Mitsui Banking Corporation, Bank of America, N.A., BNP Paribas, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank, N.V., JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., PNC Bank, National Association, Royal Bank of Canada, The Toronto-Dominion Bank, New York Branch, Truist Bank, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders party thereto, dated July 26, 2022 (incorporated by reference from the Registrant’s Form 8-K filed on July 26, 2022)
10.72		Guaranty by Bunge Limited, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent, pursuant to the Term Loan Agreement, dated July 26, 2022 (incorporated by reference from the Registrant’s Form 8-K filed on July 26, 2022)
21.1	*	Subsidiaries of the Registrant
22.1	*	Subsidiary Issuers of Guaranteed Securities
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act
31.2	*	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act
32.1	**	Certification of Bunge Limited's Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act
32.2	**	Certification of Bunge Limited's Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
(101) Interactive Data Files (submitted electronically herewith)
101 SCH	*	XBRL Taxonomy Extension Schema Document
101 CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB	*	XBRL Taxonomy Extension Labels Linkbase Document
101 PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number		Description
101 DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)
Subsidiary Issuers of Guaranteed Securities

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.
++
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

+++	Certain information contained in this exhibit, marked by [***], has been omitted because it (i) is not material and (ii) is the type of information that the registrant treats as private or confidential.

BUNGE LIMITED
Schedule II—Valuation and Qualifying Accounts
(US$ in millions)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(b)	Deductions from reserves		Balance at end of period
FOR THE YEAR ENDED DECEMBER 31, 2020
Allowances for doubtful accounts(a)	$172	115	(16)	(127)	(c)	$144
Allowances for secured advances to suppliers	$66	14	(15)	(20)		$45
Allowances for recoverable taxes	$78	13	(17)	(16)		$58
Income tax valuation allowances	$404	49	(22)	(115)		$316
FOR THE YEAR ENDED DECEMBER 31, 2021
Allowances for doubtful accounts(a)	$144	35	(5)	(42)	(c)	$132
Allowances for secured advances to suppliers	$45	6	(3)	(9)		$39
Allowances for recoverable taxes	$58	4	(3)	(15)		$44
Income tax valuation allowances	$316	95	(49)	(65)		$297
FOR THE YEAR ENDED DECEMBER 31, 2022
Allowances for doubtful accounts(a)	$132	66	5	(67)	(c)	$136
Allowances for secured advances to suppliers	$39	13	3	(12)		$43
Allowances for recoverable taxes	$44	3	1	(12)		$36
Income tax valuation allowances	$297	17	(7)	(38)		$269

(a)Includes allowance for doubtful accounts for current and non-current trade accounts receivables.

(b)Consists primarily of foreign currency translation adjustments.

(c)Includes write-offs of uncollectible accounts and recoveries.
E-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Bunge Limited

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bunge Limited and subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of income, statements of comprehensive income, statements of cash flows, and statements of changes in equity and redeemable noncontrolling interests, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Readily Marketable Inventories and Physically Settled Forward Purchase and Sale Contracts - Refer to Notes 1 and 16 to the financial statements
Critical Audit Matter Description
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
February 24, 2023
We have served as the Company's auditor since 2002.

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(U.S. dollars in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$67,232	$59,152	$41,404
Cost of goods sold	(63,550)	(55,789)	(38,619)
Gross profit	3,682	3,363	2,785
Selling, general and administrative expenses	(1,369)	(1,234)	(1,358)
Interest income	71	48	22
Interest expense	(403)	(243)	(265)
Foreign exchange (losses) gains — net	(11)	(38)	150
Other (expense) income — net	(9)	509	126
Income (loss) from affiliates	105	160	(47)
Income from continuing operations before income tax	2,066	2,565	1,413
Income tax expense	(388)	(398)	(248)
Net income	1,678	2,167	1,165
Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(68)	(89)	(20)
Net income attributable to Bunge	1,610	2,078	1,145
Convertible preference share dividends and other obligations	—	(34)	(34)
Adjustment of redeemable noncontrolling interest	—	—	10
Net income available to Bunge common shareholders	$1,610	$2,044	$1,121
Earnings per common share—basic
Net income attributable to Bunge common shareholders	$10.83	$14.50	$7.97
Earnings per common share—diluted
Net income attributable to Bunge common shareholders	$10.51	$13.64	$7.71
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,678	$2,167	$1,165
Other comprehensive income (loss):
Foreign exchange translation adjustment	12	(268)	(543)
Unrealized (losses) gains on designated hedges, net of tax (expense) benefit of $(2), $(2), and $4	(81)	(36)	(45)
Pension adjustment, net of tax (expense) benefit of $(5), $(17), and $(2)	40	57	3
Reclassification of realized net losses (gains) to net income, net of tax expense (benefit) of $12, $(1), and $(6)	122	(4)	14
Total other comprehensive income (loss)	93	(251)	(571)
Total comprehensive income	1,771	1,916	594
Comprehensive (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(46)	(63)	(71)
Comprehensive (loss) attributable to acquisition of redeemable noncontrolling interest	(15)	—	—
Total comprehensive income attributable to Bunge	$1,710	$1,853	$523

The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in millions, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,104	$902
Trade accounts receivable (less allowances of $90 and $85) (Note 5)	2,829	2,112
Inventories (Note 6)	8,408	8,431
Assets held for sale (Note 3)	36	264
Other current assets (Note 7)	4,381	4,751
Total current assets	16,758	16,460
Property, plant and equipment, net (Note 8)	3,617	3,499
Operating lease assets (Note 28)	1,024	912
Goodwill (Note 9)	470	484
Other intangible assets, net (Note 10)	360	431
Investments in affiliates (Note 12)	1,012	764
Deferred income taxes (Note 15)	712	550
Other non-current assets (Note 13)	627	719
Total assets	$24,580	$23,819
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 18)	$546	$673
Current portion of long-term debt (Note 19)	846	504
Trade accounts payable (includes $643 and $568 carried at fair value)	4,386	4,250
Current operating lease obligations (Note 28)	425	350
Liabilities held for sale (Note 3)	18	122
Other current liabilities (Note 14)	3,379	3,425
Total current liabilities	9,600	9,324
Long-term debt (Note 19)	3,259	4,787
Deferred income taxes (Note 15)	365	338
Non-current operating lease obligations (Note 28)	547	506
Other non-current liabilities (Note 23)	849	658
Redeemable noncontrolling interests (Note 24)	4	381
Equity (Note 25):
Convertible perpetual preference shares, par value $.01; authorized—21,000,000 shares, issued and outstanding: 2022 —zero shares, 2021—6,899,683 shares (liquidation preference $100 per share)	—	690
Common shares, par value $.01; authorized—400,000,000 shares; issued and outstanding: 2022—149,907,932 shares, 2021—141,057,414 shares	1	1
Additional paid-in capital	6,692	5,590
Retained earnings	10,222	8,979
Accumulated other comprehensive loss (Note 25)	(6,371)	(6,471)
Treasury shares, at cost; 2022—18,835,812 and 2021—16,726,697 shares	(1,320)	(1,120)
Total Bunge shareholders' equity	9,224	7,669
Noncontrolling interests	732	156
Total equity	9,956	7,825
Total liabilities and equity	$24,580	$23,819
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in millions)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$1,678	$2,167	$1,165
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Impairment charges	162	226	10
Foreign exchange (gain) loss on net debt	(101)	78	(206)
Bad debt expense	30	5	70
Depreciation, depletion and amortization	408	424	435
Share-based compensation expense	65	61	71
Deferred income tax (benefit) expense	(119)	(272)	71
Gain on sale of investments and property, plant and equipment	(6)	(417)	(110)
Other, net	(39)	(159)	55
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade accounts receivable	(206)	(530)	(255)
Inventories, including net unrealized mark-to-market gains	(269)	(1,301)	(2,298)
Secured advances to suppliers	(14)	(48)	(162)
Trade accounts payable and accrued liabilities	67	1,633	155
Advances on sales	175	32	(11)
Net unrealized (gain) loss on derivative contracts	(31)	394	(127)
Margin deposits	(242)	252	(502)
Recoverable and income taxes, net	(94)	247	51
Marketable securities	325	(82)	46
Beneficial interest in securitized trade receivables	(6,940)	(5,376)	(2,015)
Other, net	(398)	(228)	21
Cash used for operating activities	(5,549)	(2,894)	(3,536)
INVESTING ACTIVITIES
Payments made for capital expenditures	(555)	(399)	(365)
Proceeds from investments	326	171	305
Payments for investments	(321)	(308)	(337)
Settlements of net investment hedges	(135)	(34)	65
Proceeds from interest in securitized trade receivables	6,824	5,234	1,943
Payments for beneficial interest in securitized trade receivables	—	(177)	—
Proceeds from divestiture of business and disposal of property, plant and equipment	508	647	194
Payments for investments in affiliates	(55)	(46)	(14)
Other, net	(93)	25	22
Cash provided by investing activities	6,499	5,113	1,813
FINANCING ACTIVITIES
Proceeds from short-term debt	35,564	29,600	33,776
Repayments of short-term debt	(35,540)	(31,694)	(31,861)
Proceeds from long-term debt	297	1,001	2,401
Repayments of long-term debt	(1,029)	(4)	(2,114)
Proceeds from the exercise of options for common shares	92	116	9
Repurchases of common shares	(200)	(100)	(100)
Dividends paid to preference shareholders	(8)	(34)	(34)
Dividends paid to common shareholders	(341)	(289)	(282)
Dividends paid to noncontrolling interests	(17)	(76)	(22)
Sale of noncontrolling interest	542	—	—
Acquisition of redeemable noncontrolling interest and noncontrolling interest	(102)	(147)	—
Other, net	(27)	(5)	(10)
Cash (used for) provided by financing activities	(769)	(1,632)	1,763
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	66	(63)	19
Net increase in cash and cash equivalents, restricted cash, and cash held for sale	247	524	59
Cash and cash equivalents, restricted cash, and cash held for sale - beginning of period	905	381	322
Cash and cash equivalents, restricted cash, and cash held for sale - end of period	$1,152	$905	$381
The accompanying notes are an integral part of these consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2022	$381	6,899,683	$690	141,057,414	$1	$5,590	$8,979	$(6,471)	$(1,120)	$156	$7,825
Net income	13	—	—	—	—	—	1,610	—	—	55	1,665
Other comprehensive income (loss)	(24)	—	—	—	—	—	—	115	—	2	117
Redemption value adjustment	1	—	—	—	—	—	—	—	—	—	—
Dividends on common shares, $2.40 per share	—	—	—	—	—	—	(362)	—	—	—	(362)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(17)	(17)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	—	—	6	6
Sale of noncontrolling interest	—	—	—	—	—	247	—	—	—	295	542
Acquisition of redeemable noncontrolling interest (Note 24)	(367)	—	—	—	—	45	—	(15)	—	235	265
Share-based compensation expense	—	—	—	—	—	65	—	—	—	—	65
Repurchase of common shares	—	—	—	(2,109,115)	—		—	—	(200)	—	(200)
Conversion of preference shares to common shares	—	(6,899,683)	(690)	8,863,331	—	690	—	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	2,096,302	—	55	(5)	—	—	—	50
Balance, December 31, 2022	$4	—	$—	149,907,932	$1	$6,692	$10,222	$(6,371)	$(1,320)	$732	$9,956

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2021	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205
Net income	61	—	—	—	—	—	2,078	—	—	28	2,106
Other comprehensive loss	(26)	—	—	—	—	—	—	(225)	—	—	(225)
Redemption value adjustment	1	—	—	—	—	(1)	—	—	—	—	(1)
Acquisition of redeemable noncontrolling interest (Note 24)	—	—	—	—	—	—	(3)	—	—	—	(3)
Dividends on common shares, $2.08 per share	—	—	—	—	—	—	(294)	—	—	—	(294)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	(71)	—	—	—	—	—	—	—	—	(5)	(5)
Capital return to noncontrolling interest	—	—	—	—	—	—	—	—	—	(3)	(3)
Disposition of noncontrolling interest in a subsidiary	1	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	61	—	—	—	—	61
Repurchase of common shares	—	—	—	(1,298,384)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	2,565,560	—	122	(4)	—	—	—	118
Balance, December 31, 2021	$381	6,899,683	$690	141,057,414	$1	$5,590	$8,979	$(6,471)	$(1,120)	$156	$7,825

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2020	$397	6,899,683	$690	141,813,142	$1	$5,329	$6,437	$(5,624)	$(920)	$117	$6,030
Net (loss) income	(3)	—	—	—	—	—	1,145	—	—	24	1,169
Other comprehensive (loss) income	42	—	—	—	—	—	—	(622)	—	9	(613)
Redemption value adjustment	(10)	—	—	—	—	—	10	—	—	—	10
Acquisition of noncontrolling interest	—	—	—	—	—	—	(38)	—	—	(4)	(42)
Dividends on common shares, $$2.00 per share	—	—	—	—	—	—	(282)	—	—	—	(282)
Dividends on preference shares, $4.875 per share	—	—	—	—	—	—	(34)	—	—	—	(34)
Dividends to noncontrolling interests on subsidiary common stock	(11)	—	—	—	—	—	—	—	—	(10)	(10)
Share-based compensation expense	—	—	—	—	—	71	—	—	—	—	71
Repurchase of common shares	—	—	—	(2,546,000)	—	—	—	—	(100)	—	(100)
Issuance of common shares, including stock dividends	—	—	—	523,096	—	8	(2)	—	—	—	6
Balance, December 31, 2020	$415	6,899,683	$690	139,790,238	$1	$5,408	$7,236	$(6,246)	$(1,020)	$136	$6,205

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
Bunge's Agribusiness segment also participates in related financial activities, such as offering trade structured finance, which leverages its international trade flows, providing risk management services to customers by assisting them with managing price exposure to agricultural commodities, foreign exchange, and other financial instruments.
Refined and Specialty Oils —Bunge's Refined and Specialty Oils segment produces and sells edible oil products, such as packaged and bulk oils and fats, shortenings, margarine, mayonnaise, and other products derived from the vegetable oil refining process, including renewable diesel feedstocks, and refines and fractionates palm oil, palm kernel oil, coconut oil, and shea butter. Bunge's refined and specialty oils operations are located in North America, South America, Europe, Asia-Pacific, and Africa.
Milling —Bunge's Milling segment primarily comprises wheat and corn milling businesses that purchase wheat and corn directly from farmers and dealers and process them into milled products for food processors, bakeries, brewers, snack food producers, and other customers. Due to the completion of the sale of Bunge's Mexican wheat milling business during the third quarter of 2022, Bunge's wheat milling activities are now primarily located in Brazil. Corn milling activities are primarily located in the United States and Mexico. See Note 3- Acquisitions and Dispositions for additional information on the closed sale of Bunge's Mexican wheat milling activities.
Sugar and Bioenergy—Bunge's Sugar and Bioenergy segment primarily consists of the Company's 50% ownership interest in the net earnings of BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP"). The joint venture is a leading company in the ethanol, biopower, and sugar market in Brazil. BP Bunge Bioenergia operates on a stand-alone basis with a total of 11 mills located across the Southeast, North, and Midwest regions of Brazil. Bunge accounts for its interest in the joint venture under the equity method of accounting.
On November 28, 2022 and September 4, 2022, Argentina’s government published Emergency Decrees 787/2022, Programa de Incremento Exportador and 576/2022, Programa de Incremento Exportador, respectively, (the "Export Programs"), aimed at boosting farmer selling, and in turn soybean exports. The Export Programs introduced a new preferential U.S. dollar to Argentinian peso foreign exchange rate, available exclusively during the period between November 28 and December 30, 2022 and September 5 and September 30, 2022, respectively, payable to Argentinian farmers on qualifying Argentinian peso denominated sales of soybeans. Purchasers of the qualifying soybeans, including Bunge, received the same preferential rate on U.S. dollar funds placed onshore in Argentina and converted to Argentinian peso to fund soybean purchases.
Bunge is both a receiver of the preferential exchange rate for cash converted to Argentinian peso, as well as a payer of the same preferential rate on purchases of soybeans from farmers and related export duties. Transactions and monetary balances related to the Export Programs were accounted for at the preferential rate. The net impact of the Export Programs on Bunge's consolidated statements of income was not material.
On August 1, 2022, Bayer AG (FRA: BAYN) acquired a 65% controlling interest in CoverCress Inc. ("CCI"), a Bunge Ventures portfolio company that has developed a novel low carbon-intensity winter oilseed crop called CoverCress™, by

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
purchasing all equity interests in CCI other than those held by Bunge Ventures and Chevron USA, Inc., a subsidiary of Chevron Corporation ("Chevron", NYSE: CVX).
As a result of the transaction, during the twelve months ended December 31, 2022, the Company recorded an $18 million unrealized gain on its remaining 21.93% ownership interest in CCI within Other (expense) income – net in the Company’s consolidated statements of income. Additionally, the Company reclassified its $44 million investment in CCI from long-term investments, within Other non-current assets, to Investments in affiliates in the consolidated balance sheet. The above mentioned unrealized gain is recorded within Corporate and Other activities. Upon recognition of CCI in Investments in affiliates in the consolidated balance sheet, CCI is now recorded within the Agribusiness segment.
On May 1, 2022, Bunge completed a transaction with Chevron to create a joint venture, Bunge Chevron Ag Renewables LLC (the "Joint Venture"), leveraging Bunge’s expertise in oilseed processing and farmer relationships, and Chevron’s expertise in fuels manufacturing and marketing, to help meet the demand for renewable fuels and to develop lower carbon intensity feedstock. Bunge has a 50% ownership interest in the Joint Venture. Bunge contributed certain property, plant, and equipment related to two of its soybean processing facilities to the Joint Venture, with a fair value totaling approximately $521 million, and Chevron contributed an approximately equal value of cash and working capital. Bunge has also committed to undertake certain capital improvements on the soybean processing facilities contributed to the Joint Venture, up to an estimated $80 million, at which point Chevron will contribute an additional equivalent amount in cash. Under the terms of the Joint Venture's agreements, Bunge will operate the Joint Venture’s facilities, and Chevron will have purchase rights for oil produced by the Joint Venture for use as a renewable feedstock to manufacture low lifecycle carbon intensity transportation fuels. See Note 12- Investments in Affiliates and Variable Interest Entities for further accounting considerations related to this transaction.
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
Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Bunge, its subsidiaries and VIEs in which Bunge is considered to be the primary beneficiary and, as a result, include the assets, liabilities, revenues, and expenses of all entities over which Bunge exercises control. Equity investments in which Bunge has the ability to exercise significant influence but does not have a controlling financial interest are accounted for by the equity method of accounting. Investments in which Bunge does not exercise significant influence are accounted for at cost, or fair value if readily determinable. Intercompany accounts and transactions are eliminated. An enterprise is determined to be the primary beneficiary if it has a controlling financial interest, defined as (a) the power to direct the activities of a VIE that most significantly impact the economics of the VIE and (b) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE's operations. Performance of that analysis requires the exercise of judgment. The primary beneficiary analysis must be continually reassessed and requires the exercise of judgement. VIE assessments are revisited upon the occurrence of relevant reconsideration events.
Noncontrolling interests in subsidiaries related to Bunge's ownership interests of less than 100% are reported as Noncontrolling interests or Redeemable noncontrolling interests in the consolidated balance sheets. The noncontrolling ownership interests in Bunge's earnings, net of tax, is reported as Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests in the consolidated statements of income.
Reclassifications—Effective July 1, 2021, the Company changed its reporting of certain income tax assets and liabilities to report such assets and liabilities within Corporate and Other rather than within its reportable segments, as further described in Note 29- Segment Information. Corresponding prior period amounts have been reclassified to conform to current period presentation.
Effective January 1, 2021, the Company changed its segment reporting to align with its new value chain operational structure, as further described in Note 29- Segment Information. Corresponding prior period amounts have been reclassified to conform to current period presentation.
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires Bunge to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Translation of Foreign Currency Financial Statements—Bunge's reporting currency is the U.S. dollar. The functional currency of the majority of Bunge's foreign subsidiaries is their local currency. As such, amounts included in the consolidated statements of income, comprehensive income, cash flows, and changes in equity are translated using average exchange rates during each period. Assets and liabilities are translated at period-end exchange rates and resulting foreign currency translation adjustments are recorded in the consolidated balance sheets as a component of Accumulated other comprehensive loss. However, in accordance with U.S. GAAP, if a foreign entity's economy is determined to be highly inflationary, then the foreign entity's financial statements are remeasured as if the functional currency were the reporting currency.
Bunge has operations in Turkey, which until March 31, 2022, used the official exchange rate published by the Turkish government to translate the Company's commercial transactions and for financial statement re-measurement purposes. Over the last several years, Turkey has experienced negative economic trends, as evidenced by multiple periods of increasing inflation rates, depreciation of the Turkish lira, and increasing borrowing rates, which have required the Turkish government to take mitigating actions. During the first quarter of 2022, Turkey became a highly inflationary economy as defined under U.S. GAAP. As a result, effective April 1, 2022, the financial statements of Bunge's Turkish subsidiary have been remeasured using the reporting currency, the U.S. dollar, rather than the Turkish lira. This change has not had a material impact on Bunge's consolidated financial statements.
Foreign Currency Transactions—Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured into their respective functional currencies at exchange rates in effect at the balance sheet date. The resulting exchange gain or loss is included in Bunge's consolidated statements of income as Foreign exchange (losses) gains - net unless the remeasurement gain or loss relates to an intercompany transaction that is of a long-term investment nature and for which settlement is neither planned nor anticipated in the foreseeable future, in which case the remeasurement gain or loss is reported as a component of Accumulated other comprehensive loss in Bunge's consolidated balance sheets.
Cash, Cash Equivalents, Restricted Cash, and Cash held for sale—Cash and cash equivalents include time deposits and readily marketable securities with original maturity dates of three months or less at the time of acquisition. Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, restricted cash, and cash and cash equivalents in Assets held for sale reported within the consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(US$ in millions)	2022	2021	2020
Cash and cash equivalents	$1,104	$902	$352
Restricted cash included in other current assets	26	3	29
Cash and cash equivalents in Assets held for sale	$22	—	—
Total	$1,152	$905	$381

Trade Accounts Receivable—Trade accounts receivable is stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Bunge establishes allowances for uncollectible trade accounts receivable based on

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
lifetime expected credit losses using an aging schedule for each pool of trade accounts receivable. Pools are determined based on risk characteristics such as the type of customer and geography. A default rate is derived using a provision matrix with data based on Bunge's historical receivables information. The default rate is then applied to the pool to determine the allowance for expected credit losses. Given the short-term nature of the Company's trade accounts receivable, the default rate is only adjusted if significant changes in the credit profile of the portfolio are identified (e.g., poor crop years, credit issues at the country level, systematic risk), resulting in historic loss rates that are not representative of forecasted losses. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when the Company has determined that collection of the balance is unlikely.
Specifically, in establishing appropriate default rates as of December 31, 2022 and 2021, the Company took into consideration expected impacts on its customers and other debtors in view of the COVID-19 pandemic, as well as other factors, which did not result in a material impact on the financial statements.
Bunge records and reports accrued interest receivable within the same line item as the related trade accounts receivable. The allowance for expected credit losses is estimated on the amortized cost basis of the trade accounts receivable, including accrued interest receivable. Bunge recognizes credit loss expense when establishing an allowance for accrued interest receivable.
Secured Advances to Suppliers—Secured advances to suppliers are stated at historical carrying amounts net of write-offs and allowances for uncollectible accounts. Secured advances to suppliers are expected to be settled through delivery of non-cash assets and as such, allowances are established when collection is not probable. Bunge establishes an allowance for secured advances to suppliers, generally farmers and resellers of grain, based on historical experience, farming economics and other market conditions, as well as specific supplier collection issues. Uncollectible accounts are written off when a settlement is reached for an amount below the outstanding historical balance or when Bunge has determined that collection is unlikely.
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
Inventories—Readily marketable inventories ("RMI") are agricultural commodity inventories, including soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets, and international pricing mechanisms. All of Bunge's RMI are recorded at fair value. These agricultural commodity inventories have quoted prices in active markets, may be sold without significant further processing, and have predictable and insignificant disposal costs. Changes in the fair values of RMI are recognized in earnings as a component of Cost of goods sold.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Derivative Instruments and Hedging Activities—Bunge enters into derivative instruments to manage its exposure to movements associated with agricultural commodity prices, transportation costs, foreign currency exchange rates, interest rates, and energy costs. Bunge's use of these instruments is generally intended to mitigate exposure to market variables (see Note 17- Derivative Instruments and Hedging Activities). Additionally, commodity contracts relating to forward sales of commodities in the Company’s Agribusiness segment, including soybeans, soybean meal and oil, corn, and wheat, are accounted for as derivatives at fair value under ASC 815 (see Revenue Recognition below).
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Marketable Securities and Other Short-Term Investments—Bunge classifies its marketable debt securities and short-term investments as available-for-sale, held-to-maturity, or held-for-trading. Available-for-sale debt securities are reported at fair value with unrealized gains (losses) included in Accumulated other comprehensive loss. Held-to-maturity debt investments represent financial assets in which Bunge has the intent and ability to hold to maturity and are reported at amortized cost. Debt trading securities and all equity securities are recorded at fair value and are bought and held principally for selling them in the near term and therefore held for only a short period of time, with all gains (losses) included in Net income. Bunge monitors its held-to-maturity investments for impairment periodically and recognizes an impairment charge when the decline in fair value of an investment is judged to be other than temporary.
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
Property, Plant and Equipment, Net—Property, plant and equipment, net is stated at cost less accumulated depreciation. Major improvements that extend either the life, capacity, efficiency, or improve the safety of an asset are capitalized, while maintenance and repairs are expensed as incurred. Costs related to legal obligations associated with the future retirement of capitalized assets are capitalized as part of the cost of the related asset. Bunge capitalizes eligible costs to acquire or develop internal-use software that are incurred during the application development stage. Interest costs on borrowings during construction/completion periods of major capital projects are also capitalized.
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
Goodwill is tested for impairment at the reporting unit level, which has been determined to be the Company's operating segments or one level below the operating segments in certain instances (see Note 9- Goodwill).
Other Intangible Assets—Finite-lived intangible assets primarily include trademarks, customer relationships and lists, port facility usage rights, and patents that are amortized on a straight-line basis over their contractual or legal lives, or their estimated useful lives where such lives are not determined by law or contract (see Note 10- Other Intangible Assets).
Impairment of Property, Plant and Equipment and Finite-Lived Intangible Assets—Bunge reviews its property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Bunge bases its evaluation of recoverability on such indicators as the nature, future economic benefits, and geographic locations of the assets, historical or future profitability measures, and other external market conditions. If these indicators result in the expected non-recoverability of the carrying amount of an asset or asset group, Bunge evaluates potential impairment using undiscounted estimated future cash flows. If such undiscounted future cash flows during the asset's remaining useful life are below the asset's carrying value, a loss is recognized for the shortfall, measured by the present value of the estimated future cash flows or by third-party appraisals. Bunge records impairments related to property, plant and equipment and finite-lived intangible assets used in the processing of its products in Cost of goods sold in its consolidated statements of income. Any impairment of marketing or brand assets is recognized in Selling, general and administrative expenses in the consolidated statements of income (see Note 11- Impairments).
Property, plant and equipment and other finite-lived intangible assets to be sold or otherwise disposed of are reported at the lower of carrying amount or fair value less cost to sell.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments in Affiliates—Bunge has investments in various unconsolidated joint ventures accounted for using the equity method, minus impairment. Bunge reviews its investments annually or when an event or circumstances indicate that a potential decline in value may be other than temporary. Bunge considers various factors in determining whether to recognize an impairment charge, including the length of time the fair value of the investment is expected to be below its carrying value, the financial condition, operating performance and near-term prospects of the affiliate, and Bunge's intent and ability to hold the investment for a period of time sufficient to allow for recovery of the fair value (see Note 11- Impairments and Note 12- Investments in Affiliates and Variable Interest Entities).
Revenue Recognition—The Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815), and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). Additional information about the Company’s revenues can be found in Note 29- Segment Information.
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
Revenue from commodity contracts is recognized in Net sales for the contracted amount when the contracts are settled at a point in time by transferring control of the commodity to the customer, similarly to revenue recognized from contracts with customers under ASC 606. From inception through settlement, these forward sales arrangements are recorded at fair value under ASC 815 with unrealized gains and losses recognized in Cost of goods sold and carried on the consolidated balance sheets as current assets (see Note 7- Other Current Assets) or current liabilities (see Note 14- Other Current Liabilities), respectively. Further information about the fair value of these contracts is presented in Note 16- Fair Value Measurements.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Share-Based Compensation—Bunge maintains equity incentive plans for its employees and non-employee directors (see Note 27- Share-based Compensation). Bunge accounts for share-based compensation based on the grant date fair value. Share-based compensation expense is recognized on a straight-line basis over the requisite service period.
Income Taxes—Income tax expenses and benefits are recognized based on the tax laws and regulations in the jurisdictions in which Bunge's subsidiaries operate. Under Bermuda law, Bunge is not required to pay taxes in Bermuda on either income or capital gains. The provision for income taxes includes income taxes currently payable and deferred income taxes resulting from temporary differences between the carrying amounts of existing assets and liabilities in Bunge's consolidated financial statements and their respective tax bases. Deferred tax assets are reduced by valuation allowances if current evidence indicates that it is not "more likely than not" that the deferred tax asset will be realized. Accrued interest and penalties related to unrecognized tax benefits are recognized in Income tax expense in the consolidated statements of income (see Note 15- Income Taxes).
Research and Development—Research and development costs are expensed as incurred. Research and development expenses were $33 million, $33 million, and $24 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Governmental Assistance—Government grants are accounted for by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, and are recognized at fair value when there is reasonable assurance that the established conditions will be met and the benefit will be received. Benefits are recognized either as a reduction of taxes payable or a credit in earnings.
Bunge qualifies for business incentives from governmental entities at various localities in which the Company operates. These programs primarily consist of tax incentives and cash grants designed to promote regional social and economic development or to incentivize production of clean energy.
Regional social and economic development—Bunge receives tax credits from foreign state governments on the sale of eligible products. The program is valid through 2032 and contains recapture features if Bunge fails to meet program requirements, including job creation and production levels. For the year ended December 31, 2022, Bunge recorded program tax credits of $205 million in Net sales in the consolidated statement of income. At December 31, 2022, Bunge has recognized a $17 million reduction to Other current liabilities in the consolidated balance sheet related to benefits not yet realized.
Clean energy—Bunge receives cash grants from a governmental agency from the sale of clean energy. The program is valid through 2032 and contains recapture features if the Company does not follow program production efficiency requirements. For the year ended December 31, 2022, Bunge recorded program related cash grants of $19 million in Cost of goods sold in the consolidated statement of income. At December 31, 2022, Bunge has recognized a $10 million reduction to Trade accounts payable in the consolidated balance sheet related to benefits not yet realized.
Recently Adopted Accounting Pronouncements
On January 1, 2022, the Company adopted Accounting Standards Update ("ASU") 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities About Government Assistance, which requires annual disclosures for transactions with a government authority that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is effective for annual periods beginning after December 15, 2021. This guidance is applied prospectively to all transactions within the scope of the standard that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application. See above for further details related to the adoption of this guidance.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, with subsequent updates through ASU 2021-01, which collectively provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting, to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance.
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
In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place. The ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is applying this guidance prospectively to all eligible contract modifications through December 31, 2024.
Bunge has utilized the relief provided by Topic 848 to ensure financial reporting results reflect the intended continuation of such contracts and arrangements during the period of the market-wide transition to alternative reference rates. The expedients allow an eligible modified contract to be accounted for and presented as a continuation of the existing contract.
The Company has identified its LIBOR-based contracts that have been, or will be, impacted by the cessation of LIBOR. The Company has actively worked with counterparties to incorporate fallback language in negotiated contracts, in addition to incorporating non-LIBOR reference rate and fallback language, when applicable, in new contracts. The modification of contracts is substantially complete. As of December 31, 2022, the adoption of this guidance has not had, and is not expected to have, a material impact on Bunge's consolidated financial statements.

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
Immediately after the start of the invasion, Bunge temporarily idled its Ukrainian operations. However, Bunge has subsequently restarted certain commercial and operational activities in Ukraine, including oilseed crushing, refining, and bottling activities at its Dnipropetrovsk facility, as well as certain exports from Ukraine, including via the Black Sea from three Ukrainian ports (Pivdennyi/Yuzhnvi, Odesa, and Chornomorsk; the "POC corridor"), under an agreement between Ukraine and Russia, brokered by the United Nations and Turkey. Although operations in Ukraine have steadily increased during recent months, they remain limited and are subject to Bunge's ability to perform activities safely as well as its access to adequate supplies of energy. Furthermore, Bunge's ability to continue these activities indefinitely is unknown.
The Company’s Ukrainian operations employ approximately 1,000 employees. While, as of the date of this report, some of the Company’s Ukrainian employees have been forced to relocate to other countries or elsewhere within Ukraine, our workforce remains largely intact. The safety of Bunge's employees is its top priority. The Company is actively providing support and resources to employees and their families who have been impacted by these events, and Bunge employees in neighboring countries have mobilized to provide accommodation, food, clothing, toys, and other supplies for displaced colleagues and their families. Bunge is also committed to supporting humanitarian efforts in Ukraine and has provided approximately $5 million in food products and monetary assistance to multiple relief organizations helping the people of Ukraine.
In accordance with industry standards, Bunge has insured against many types of risks, including against certain of the losses that we have or may experience in the future. However, the Company's level of insurance may not cover all losses the Company could incur.
The condensed consolidated balance sheet and related discussion below provides information on the Company’s major classes of assets and liabilities in Ukraine. As of December 31, 2022, total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries each comprise approximately 1% of Bunge’s consolidated Total assets and Total liabilities, respectively.
Due to the nature of the war and its rapidly shifting areas of active combat, it is currently not possible to obtain all information necessary to determine all financial statement impacts. As such, the various financial statement impacts and related disclosures presented in these financial statements represent management’s best estimates considering available facts and circumstances as of the date of this report.
The functional currency of Bunge’s Ukrainian subsidiaries is the U.S. dollar and the foreign exchange rates used to convert assets and liabilities denominated in Ukrainian hryvnia represent the official exchange rates published by the National Bank of Ukraine. Following the onset of the war, the Ukrainian government-imposed restrictions on companies’ abilities to repatriate or otherwise remit cash from their Ukrainian-based operations to locations outside Ukraine. However, these restrictions are not expected to persist indefinitely and the Ukrainian government has eased certain restrictions surrounding the payment of international purchase invoices during 2022. The restrictions have not adversely impacted the Company's Ukrainian operations. Bunge is able to readily purchase U.S. dollars and other non-Ukrainian currencies onshore in Ukraine to pay for imports of goods and allowed services, where needed. Bunge is also able to sell foreign currency onshore in Ukraine. Bunge continues to exercise control of and consolidates its Ukrainian subsidiaries.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The condensed consolidated balance sheet related to the Company’s Ukrainian operations as of December 31, 2022 consists of the following:

(US$ in millions)	December 31, 2022
Current assets:
Trade accounts receivable (less allowances of zero)	$3
Inventories	31
Other current assets	38
Total current assets	72
Property, plant and equipment, net	132
Other non-current assets	58
Total assets	$262

Current liabilities:
Trade accounts payable and accrued liabilities	$10
Short-term debt	110
Other current liabilities	2
Total current liabilities	122
Non-current liabilities	3
Total liabilities	$125

Inventories—Bunge’s Ukrainian inventories generally comprise agricultural commodity inventories, primarily sunflower seeds, sunflower meal, sunflower oil, corn, and wheat. Due to their commodity characteristics, widely available markets, and international pricing mechanisms, such inventories are generally carried at fair value. Following the creation of the POC corridor during the third quarter of 2022 and extended through March 2023, Bunge is able to market and make available for delivery certain of its Ukrainian inventories at internationally-quoted prices. These inventories are carried at fair value as of December 31, 2022. Where the Company's inventories do not qualify to be recorded at fair value, primarily due to their physical location being close to active combat zones or in difficult to access locations with high costs of recovery, they are recorded at the lower of cost or net realizable value, by product category. In such instances, a thorough onsite physical inspection of the inventories is not currently possible due to safety concerns. As such, significant judgments have been made in estimating the net realizable value of the Company’s Ukrainian inventories.
As of December 31, 2022, the Company evaluated the recoverability of its inventories inside Ukraine considering the latest information available to management regarding: the current status of the war; expectations regarding continued escalation of the conflict and the likelihood and timing of a potential peaceful resolution to the war; the physical location and condition of Bunge's inventories, including expectations regarding the timing of spoilage and the rate at which inventories can be transported from their current location to markets in other parts of Ukraine or exported to adjacent markets. As a result of this analysis, during the twelve months ended December 31, 2022, the Company recorded reserves of $71 million related to inventories physically located in occupied territories in Ukraine, or in difficult to access locations with high costs of recovery.

The Company also recorded $6 million in corresponding allowances for recoverable tax assets generated on the purchase of such inventories during the twelve months ended December 31, 2022.

Other current assets—Comprises $27 million of marketable securities and other short-term investments and $11 million of various other items, as follows:
•Marketable securities and other short-term investments—Comprise Ukrainian ("on-shore") government debt securities, denominated in Ukrainian hryvnia. Bunge classifies these securities as “trading securities”, carried at fair value in the Company’s consolidated balance sheet, with changes in fair value recorded in the Company’s consolidated statements of income in the period in which they occur.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition to the marketable securities and other short-term investments belonging to Bunge’s Ukrainian subsidiaries, as shown in the above balance sheet, certain of the Company’s non-Ukrainian subsidiaries hold certain U.S. dollar denominated, non-Ukrainian ("off-shore") corporate debt securities of issuers with significant exposure to Ukraine. The values of these off-shore securities are directly impacted by the ongoing war. Such items, also reported within Other current assets as marketable securities and other short-term investments, have been fully reserved with no outstanding balance as of December 31, 2022.
As a result of the war, trading in the Ukrainian and Ukrainian-exposed debt securities has largely ceased. Consequently, at December 31, 2022, the prices of such securities were determined using pricing models with inputs based on similar securities adjusted to reflect management’s best estimate of the specific characteristics of the securities held by the Company. Such inputs represent a significant component of the fair value of the securities held by the Company, resulting in the securities being classified as Level 3 in the Company’s table of assets and liabilities accounted for at fair value on a recurring basis in Note 16- Fair Value Measurements.
During the twelve months ended December 31, 2022, the Company recorded a combined $85 million loss on its on-shore and off-shore portfolios, within Other (expense) income – net, in the consolidated statement of income, of which $55 million relates to securities still held at December 31, 2022.
•Other—Primarily comprises recoverable taxes, net, prepaid expenses, and advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
Property, plant, and equipment, net—As described above, since the onset of the war, Bunge’s Mykolaiv port facility has sustained immaterial damage. Accordingly, the Company has recorded impairment provisions of $2 million in relation to such damage, within Cost of goods sold, during the twelve months ended December 31, 2022. The expense was recorded in the Agribusiness segment.
In light of the war, as of December 31, 2022, Bunge evaluated the recoverability of its Ukrainian property, plant and equipment using an income method based on forecasts of expected future cash flows attributable to the respective assets under a range of possible outcomes, including those with reduced or no future cash flows, and concluded that the Company's Ukrainian property, plant and equipment, net was recoverable. The recoverability tests depend on a number of significant estimates and assumptions, including the likelihood and timing of a potential peaceful resolution to the war, the likelihood and timing of resuming Bunge's remaining Ukrainian operations, expectations around the size of future harvests in Ukraine and the availability and costs of raw materials commodities and inputs, and market demand levels for products. The Company believes these estimates and assumptions are reasonable, and the reported amounts are not highly sensitive to any individual assumption underlying the recoverability tests. However, future changes in the judgments, assumptions, and estimates used in these recoverability tests could result in different conclusions regarding the recoverability of the Company's Ukrainian property, plant and equipment and may result in the need for the Company to record non-cash impairment charges of its Ukrainian property, plant and equipment at such time.
Other non-current assets—Comprises $35 million of deferred tax assets, $11 million of operating lease right-of-use assets associated with Bunge’s facilities, $5 million of recoverable taxes, net, expected to be realized in periods greater than twelve months from the balance sheet date, and $7 million of various other items.
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
On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia, to Karen Vanetsyan. On February 3, 2023, the transaction closed in accordance with the terms of the agreement. Bunge continued to maintain control over its Russian subsidiary and related operations, and utilize the Russian ruble (RUB) as the functional currency of the Russian subsidiary, through the completion of the transaction. Please refer to Note 3- Acquisitions and Dispositions for further details regarding the transaction.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS AND DISPOSITIONS
Assets held for sale
Russian Oilseed Processing and Refining Operations Disposition
On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia, to Karen Vanetsyan (the "Buyer"), in exchange for a cash price approximately equal to the book value of the disposal group's net assets. On January 9, 2023, Bunge and the Buyer agreed to a purchase price adjustment. The purchase price adjustment and cumulative translation adjustment losses, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $103 million, recognized in Cost of goods sold for the year ended December 31, 2022. In connection with the transaction, Bunge has agreed to indemnify the Buyer against certain legal claims involving Bunge's Russian subsidiary. Management believes the likelihood of any loss related to the claims underlying the expected indemnity is remote. On February 3, 2023, the transaction closed in accordance with the terms of the agreement with no material impact to the consolidated statement of income in the first quarter of 2023.
The following table presents the disposal group's major classes of assets and liabilities included in Assets held for sale and Liabilities held for sale, respectively, on the consolidated balance sheet as of December 31, 2022. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets held for sale comprise $14 million and $22 million, reported under the Agribusiness segment and Refined and Specialty Oils segment, respectively. Liabilities held for sale comprise $7 million and $11 million, reported under the Agribusiness segment and Refined and Specialty Oils segment, respectively.

(US$ in millions)	December 31, 2022
Cash and cash equivalents	$22
Trade accounts receivable (less allowances of zero)	16
Inventories	32
Other current assets	12
Property, plant and equipment, net	24
Goodwill & Other intangible assets, net	10
Other non-current assets	9
Impairment reserve	(89)
Assets held for sale	$36

Trade accounts payable and accrued liabilities	$6
Other current liabilities	12
Total liabilities held for sale	$18

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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group, reported under the Milling segment:

(US$ in millions)
Trade accounts receivable	$73
Inventories	187
Other current assets	7
Property, plant and equipment, net	164
Operating lease assets	2
Goodwill & Other intangible assets, net	86
Impairment reserve	(170)
Assets	$349

Trade accounts payable	$13
Current operating lease obligations	1
Other current liabilities	5
Liabilities	$19

US Grain Disposition
On April 21, 2020, Bunge announced that it had entered into an agreement to sell a portfolio of interior grain elevators located in the United States. On July 9, 2021, the transaction closed in accordance with the terms of the agreement. Upon closing, Bunge received cash proceeds of $298 million in consideration for the book value of property, plant and equipment, net, plus an additional sum in consideration for the value of net working capital transferred on the date of closing, resulting in a gain on sale of $158 million recognized in Other (expense) income—net, for the year ended December 31, 2021.
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

Rotterdam Oils Refinery Disposition
On November 4, 2020, Bunge announced that its Bunge Loders Croklaan joint venture had entered into an agreement to sell its oil refinery located in Rotterdam, Netherlands. Bunge is leasing back the facility from the buyer in a phased transition

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
through 2024 so that it can continue to supply its customers with its products. The transaction, accounted for as an asset sale, closed during the first quarter of 2021. The Company recorded a gain of $219 million on the sale, including the noncontrolling interest portion, which was recorded within Other (expense) income—net, in the consolidated statement of income for the year ended December 31, 2021.
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
Mexico Oils Facility Disposition
During 2021, Bunge completed the sale of its oils packaging facility in Queretaro, Mexico. The transaction primarily includes the location's property, plant and equipment and related processes. The Company recorded a gain of $19 million on the sale, which was recorded within Other (expense) income—net in the consolidated statement of income.
The following table presents the book values of the major classes of assets included in the disposal group, reported under the Refined and Specialty Oils segment:

(US$ in millions)
Property, plant and equipment, net	$7
Goodwill	1
Assets	$8

Brazilian Margarine and Mayonnaise Disposition
On December 20, 2019, Bunge announced that it had entered into an agreement to sell its margarine and mayonnaise assets in Brazil to a third party. The transaction included three production plants and certain related brands. The sale was completed during the fourth quarter of 2020. The Company recorded a $98 million gain on the sale within Other (expense) income—net in the consolidated statement of income.

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
Woodland, California Rice Mill Disposition
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

4. TRADE STRUCTURED FINANCE PROGRAM
The Company engages in various trade structured finance activities to leverage the value of its global trade flows. For the years ended December 31, 2022, 2021 and 2020, net returns from these activities were $32 million, $31 million, and $25 million, respectively, and were included as a reduction of Cost of goods sold in the accompanying consolidated statements of income. These activities include programs under which Bunge generally obtains U.S. dollar-denominated letters of credit ("LCs") from financial institutions, each based on an underlying commodity trade flow, time deposits denominated in either the local currency of the financial institutions' counterparties or in U.S. dollars, as well as foreign exchange forward contracts, in which trade related payables are set-off against receivables, all of which are subject to legally enforceable set-off agreements.
As of December 31, 2022 and 2021, time deposits and LCs of $5,901 million and $6,543 million, respectively, were presented net on the consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. At December 31, 2022 and 2021, time deposits, including those presented on a net basis, carried weighted-average interest rates of 3.46% and 1.08%, respectively. During the years ended December 31, 2022, 2021 and 2020, total net proceeds from issuances of LCs were $5,826 million, $6,522 million and $4,654 million, respectively. These cash inflows are offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR"), or LIBOR for trades

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
prior to January 1, 2022, for a period of up to 365 days. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, including any unrealized gain or loss on changes in interest rates, is included in Other current liabilities and is not significant as of December 31, 2022 and 2021. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's consolidated balance sheets as of December 31, 2022 and 2021 are included in Note 17- Derivative Instruments and Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the years ended December 31, 2022, 2021 and 2020.

5. TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for expected credit losses related to Trade accounts receivable are as follows:

	Twelve Months Ended December 31, 2022
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2022	$85	$47	$132
Current period provisions	65	1	66
Recoveries	(39)	(1)	(40)
Write-offs charged against the allowance	(24)	(3)	(27)
Transfers(2)	4	—	4
Foreign exchange translation differences	(1)	2	1
Allowance as of December 31, 2022	$90	$46	$136

(1)Long-term portion of the allowance for credit losses is included in Other non-current assets.
(2)Transfers represent an increase in the allowance on owed receivables resulting from the repurchase of receivables previously included in the securitization program as a result of the November 16, 2022 amendment described below.

	Twelve Months Ended December 31, 2021
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2021	$93	$51	$144
Current period provisions	35	—	35
Recoveries	(31)	(2)	(33)
Write-offs charged against the allowance	(9)	—	(9)
Foreign exchange translation differences	(3)	(2)	(5)
Allowance as of December 31, 2021	$85	$47	$132

(1)Long-term portion of the allowance for credit losses is included in Other non-current assets.
Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the “Purchasers”). Koninklijke Bunge B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program is designed to enhance Bunge’s financial flexibility by providing an additional source of liquidity for its operations.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In connection with the Program, certain of Bunge’s U.S. and non-U.S subsidiaries that originate trade receivables may sell eligible receivables in their entirety on a revolving basis to a consolidated bankruptcy remote special purpose entity, Bunge Securitization B.V. (“BSBV”) formed under the laws of the Netherlands. Prior to November 16, 2022, BSBV sold such purchased trade receivables to the Purchasers pursuant to a receivables transfer agreement. In exchange for the sale of the trade receivables, Bunge received a cash payment up to $1.1 billion and an additional amount upon the collection of the trade receivables, referred to as the deferred purchase price (“DPP”). In accordance with the amended guidance of ASC 230, Statement of Cash Flows, Bunge reflects cash flows related to the DPP as investing activities in its consolidated statements of cash flows. All other Program related cash flows are classified as operating activities in the consolidated statements of cash flows.
On November 16, 2022, Bunge and certain of its subsidiaries amended the Program from a deferred purchase price structure to a pledge structure. Under the new structure, BSBV transfers certain trade receivables to the Purchasers in exchange for a cash payment up to $1.1 billion and retains ownership of a population of unsold receivables. BSBV agrees to guaranty the collection of sold receivables and grants a lien to the administrative agent on all unsold receivables. Collections on unsold receivables and guarantee payments are classified as operating activities in Bunge’s consolidated statements of cash flows.
At November 16, 2022, the effective date of the amended Program, $741 million of sold receivables were repurchased through a non-cash investing exchange of DPP. The fair value of the repurchased receivables equaled the fair value of the DPP and there were no other rights or obligations involved in the exchange of the repurchased receivables and DPP. As of December 31, 2022, the Company collected $646 million of repurchased receivables, which are reported as Proceeds from interest in securitized trade receivables under investing activities in the consolidated statements of cash flows.
The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate on May 17, 2025, unless extended for an additional period in accordance with the terms of the receivables transfer agreement.

	December 31,
(US$ in millions)	2022	2021
Receivables sold which were derecognized from Bunge's balance sheet (1)	$1,100	$1,426
Receivables pledged to the administrative agent and included in Trade accounts receivable	$583	$—
Deferred purchase price included in Other current assets (1)	$—	$496
(1)Total funding against receivables sold into the Program was $1.1 billion and $925 million as of December 31, 2022 and December 31, 2021, respectively.
Under the Program’s previous structure, Bunge's risk of loss following the sale of the trade receivables was limited to the DPP, included in Other current assets in the consolidated balance sheets (see Note 7- Other Current Assets). The DPP was repaid in cash as receivables were collected, generally within 30 days. Under the amended structure, Bunge’s risk of loss following the sale of the trade receivables is substantially the same and limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent. Provisions for delinquencies and credit losses on trade receivables sold under the Program as of December 31, 2022, 2021 and 2020 were zero, $5 million, and $5 million, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the cash flows and discounts of Bunge's trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Years Ended December 31,
(US$ in millions)	2022	2021	2020
Gross receivables sold	$17,248	$14,648	$10,964
Proceeds received in cash related to transfer of receivables (1)	$16,340	$14,018	$10,648
Cash collections from customers on receivables previously sold	$17,450	$14,230	$9,746
Discounts related to gross receivables sold included in SG&A	$23	$7	$10
(1)Prior to November 16, 2022, the Company recognized these proceeds net of the DPP, consisting of a receivable from the Purchasers that entitled the Company to certain collections on the receivable. The Company recognized the collection of the DPP in net cash provided by investing activities in the consolidated statements of cash flows. As a result of the November 16, 2022 amendment, Bunge will report collections on newly originated, unsold receivables held by BSBV as operating cash flows in the consolidated statements of cash flows.
Non-cash activity for the Program in the reporting period is represented by the difference between gross receivables sold and cash collections from customers on receivables previously sold, as well as the non-cash activity noted above resulting from the November 16, 2022 amendment.

6. INVENTORIES
Inventories by segment are presented below. The Company engages in trading and distribution, or merchandising activities, and part of RMI can be attributable to such activities and is not held for processing.

	December 31,
(US$ in millions)	2022	2021
Agribusiness(1)	$6,756	$6,800
Refined and Specialty Oils(2)	1,316	1,310
Milling (3)	332	319
Corporate and Other	4	2
Total	$8,408	$8,431

(1)Includes RMI of $6,286 million and $6,490 million at December 31, 2022 and 2021, respectively. Assets held for sale includes RMI of $26 million and zero at December 31, 2022 and 2021, respectively. Of the total RMI, $4,789 million and $4,857 million can be attributable to merchandising activities at December 31, 2022 and 2021, respectively.
(2)Includes RMI of $271 million and $257 million at December 31, 2022 and 2021, respectively.
(3)Includes RMI of $97 million and $122 million at December 31, 2022 and 2021, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. OTHER CURRENT ASSETS
Other current assets consist of the following:

	December 31,
(US$ in millions)	2022	2021
Unrealized gains on derivative contracts, at fair value	$1,597	$1,630
Prepaid commodity purchase contracts (1)	254	186
Secured advances to suppliers, net (2)	365	375
Recoverable taxes, net	365	347
Margin deposits	791	569
Marketable securities and other short-term investments (3)	119	520
Deferred purchase price receivable (4)	—	496
Income taxes receivable	102	47
Prepaid expenses	376	380
Restricted cash	26	3
Other	386	198
Total	$4,381	$4,751

(1)Prepaid commodity purchase contracts represent advance payments against contracts for future delivery of specified quantities of agricultural commodities.
(2)Bunge provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers' production costs, primarily to secure the origination of soybeans for Bunge's soybean processing facilities in Brazil. Bunge does not bear any of the costs or operational risks associated with growing the related crops. The ability of Bunge's counterparties to repay these amounts is affected by agricultural economic conditions in the relevant geography, which are in turn affected by commodity prices, currency exchange rates, crop input costs, and crop quality and yields. As a result, the advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold.
The secured advances to farmers are reported net of allowances of $7 million and $3 million at December 31, 2022 and December 31, 2021, respectively. Bunge periodically evaluates the collectability of Bunge’s farmer receivables and records allowances if Bunge determines that collection is doubtful. Bunge bases the Company’s determination of the allowance of analyses of the credit quality of individual accounts, also considering the economic and financial condition of the farming industry and other market conditions, as well as the value of any collateral related to amounts owed. Bunge continuously reviews defaulted farmer receivables for impairment on an individual account basis. Bunge considers all accounts in legal collection processes to be defaulted and past due. For such accounts, Bunge determines the allowance for uncollectible amounts based on the fair value of the associated collateral, net of estimated costs to sell. For all renegotiated accounts (current and past due), Bunge considers changes in farm economic conditions and other market conditions, Bunge’s historical experience related to renegotiated accounts, and the fair value of collateral in determining the allowance for doubtful accounts.
Interest earned on secured advances to suppliers of $22 million, $26 million, and $31 million, for the years ended December 31, 2022, 2021, and 2020, respectively, is included in Net sales in the consolidated statements of income.
(3) Marketable securities and other short-term investments—Bunge invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the consolidated balance sheets as marketable securities and other short-term investments.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(US$ in millions)	2022	2021
Foreign government securities	$68	$261
Corporate debt securities	—	158
Equity securities	23	60
Other	28	41
Total marketable securities and other short-term investments	$119	$520
As of December 31, 2022 and 2021, $89 million and $479 million, respectively, of marketable securities and other short-term investments are recorded at fair value. All other investments are recorded at cost, and due to the short-term nature of these investments, their carrying values approximate fair values. For the years ended December 31, 2022, 2021, and 2020, unrealized gains/(losses) of $(140) million, $47 million, and $18 million, respectively, have been recorded and recognized in Other (expense) income - net for investments held at December 31, 2022, 2021, and 2020.

(4)Deferred purchase price receivable represents additional credit support for the Purchasers in Bunge's trade receivables securitization program. On November 16, 2022, Bunge and certain of its subsidiaries amended the Program from a deferred purchase price to a pledge structure (see Note 5- Trade Accounts Receivable and Trade Receivable Securitization Program for details).

8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(US$ in millions)	2022	2021
Land	$342	$342
Buildings	1,752	1,738
Machinery and equipment	4,576	4,508
Furniture, fixtures and other	583	601
Construction in progress	583	330
Gross book value	7,836	7,519
Less: accumulated depreciation and depletion	(4,219)	(4,020)
Total property, plant and equipment, net	$3,617	$3,499
Bunge's capital expenditures amounted to $593 million, $437 million, and $384 million during the years ended December 31, 2022, 2021, and 2020, respectively. Included in these capitalized expenditures was capitalized interest on construction in progress of $3 million, $2 million, and $1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Depreciation and depletion expense was $363 million, $376 million, and $384 million for the years ended December 31, 2022, 2021, and 2020, respectively.

9. GOODWILL
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
value, the Company recognizes an impairment charge for such amount, not to exceed the total amount of goodwill allocated to that reporting unit.
Critical estimates in the determination of fair value under both the income and market approach include, but are not limited to, assumptions about variables such as commodity prices, crop and related throughput and production volumes, profitability, future capital expenditures, other expenses, and discount rates, all of which are subject to a high degree of judgment.
Changes in the carrying value of goodwill by segment for the years ended December 31, 2022 and 2021 are as follows:

(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Cost:
Balance at December 31, 2021	$210	$313	$81	$—	$604
Reclassification to assets held for sale(1)	(3)	—	—	—	(3)
Disposals	—	—	—	—	—
Foreign currency translation	(4)	(21)	4	—	(21)
Balance at December 31, 2022	203	292	85	—	580

Accumulated impairment losses:
Balance at December 31, 2021	(2)	(115)	(3)	—	(120)
Impairment charge for the period	—	—	—	—	—
Disposals	—	—	—	—	—
Foreign currency translation	—	10	—	—	10
Balance at December 31, 2022	(2)	(105)	(3)	—	(110)

Net carrying value at December 31, 2022	$201	$187	$82	$—	$470

(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Total
Cost:
Balance at December 31, 2020	$224	$326	$156	$—	$706
Reclassification to assets held for sale(2)	—	—	(69)	—	(69)
Disposals	(1)	(1)	—	—	(2)
Foreign currency translation	(13)	(12)	(6)	—	(31)
Balance at December 31, 2021	210	313	81	—	604

Accumulated impairment losses:
Balance at December 31, 2020	(2)	(115)	(3)	—	(120)
Impairment charge for the period	—	—	—	—	—
Disposals	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Balance at December 31, 2021	(2)	(115)	(3)	—	(120)

Net carrying value at December 31, 2021	$208	$198	$78	$—	$484

(1)During the year ended December 31, 2022, the Company announced it had entered into an agreement to sell its operations in Russia. On February 3, 2023, the transaction closed in accordance with the terms of the agreement. Refer to Note 3- Acquisitions and Dispositions for details.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)During the year ended December 31, 2021, the Company announced it had entered into an agreement to sell substantially all of its wheat milling business in Mexico. This transaction was complete during the third quarter of 2022. Refer to Note 3- Acquisitions and Dispositions for details.

10. OTHER INTANGIBLE ASSETS
Other intangible assets are all finite-lived and consist of the following:

	December 31,
(US$ in millions)	2022	2021
Gross carrying amount:
Trademarks/brands	$151	$169
Licenses	10	12
Port rights	63	59
Customer relationships	293	308
Patents	128	134
Other	41	56
	686	738
Accumulated amortization:
Trademarks/brands	(90)	(90)
Licenses	(10)	(11)
Port rights	(17)	(14)
Customer relationships	(110)	(94)
Patents	(73)	(65)
Other	(26)	(33)
	(326)	(307)
Other intangible assets, net	$360	$431
Amortization expense was $41 million, $48 million, and $49 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated future amortization expense is as follows: $40 million for 2023; $39 million for 2024; $38 million for 2025; $38 million for 2026; and $37 million for 2027.
During the year ended December 31, 2022, the Company announced it had entered into an agreement to sell its remaining Russian operations. As a result of this transaction, $7 million of Other intangible assets, net have been transferred to Assets held for sale as of December 31, 2022. On February 3, 2023, the transaction closed in accordance with the terms of the agreement. Refer to Note 3- Acquisitions and Dispositions for details.
During the year ended December 31, 2021, the Company announced it had entered into an agreement to sell substantially all of its wheat milling business in Mexico. As a result of this transaction, $17 million of Other intangible assets, net had been transferred to Assets held for sale as of December 31, 2021. This transaction was completed during the third quarter of 2022. Refer to Note 3- Acquisitions and Dispositions for details.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. IMPAIRMENTS
For the year ended December 31, 2022, Bunge recorded a pre-tax impairment charge of $103 million, in Cost of goods sold, related to the classification of our Russian operations as held-for-sale (see Note 3- Acquisitions and Dispositions) as well as $2 million related to damaged sustained to the Company's Mykolaiv port facility in Ukraine as a result of the Ukraine-Russia war (see Note 2- Ukraine-Russia War). The charge was recorded as $42 million charge to the Agribusiness segment, $52 million charge to the Refined and Specialty Oils segment, and the remaining portion of the impairment charge was recorded to Corporate and Other. Bunge also recorded impairment charges of $53 million in Income (loss) from affiliates associated with two of its equity method investments, see Note 12- Investments in Affiliates and Variable Interest Entities for further details. The impairment charge was recorded to Corporate and Other.
For the year ended December 31, 2021, Bunge recorded a pre-tax impairment charge of $170 million, in Cost of goods sold, related to the classification of our Mexican wheat milling business as held-for-sale (see Note 3- Acquisitions and Dispositions). The charge was recorded in the Milling segment. This transaction was completed during the third quarter of 2022. Bunge also recorded pre-tax impairment charges of $50 million, which includes $15 million attributable to noncontrolling interests, in Cost of goods sold, related to an oils facility in China. The charge was recorded in the Refined and Specialty Oils segment.
12. INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Bunge participates in various unconsolidated joint ventures and other investments accounted for using the equity method. The Company records its interest in the net earnings of its equity method investees, along with the amortization of basis differences, within Income (loss) from affiliates, in the consolidated statements of income. Basis differences represent differences between the cost of the investment and the underlying equity in net assets of the investment and are amortized over the lives of the related assets that gave rise to them. At December 31, 2022 and 2021, the aggregate of all basis differences was a credit of $114 million, including $113 million of amortizable basis difference, and $169 million, including $144 million of amortizable basis difference, respectively, primarily associated with BP Bunge Bioenergia. Certain significant equity method investments at December 31, 2022 are described below. Bunge allocates equity in earnings of affiliates to its reporting segments.
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
CoverCress Inc. - As a result of the transaction referenced in Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies, CoverCress Inc. was moved from Corporate and Other to the Agribusiness segment. Bunge has a 22% ownership interest in a company that has developed a novel low carbon-intensity winter oilseed crop called CoverCress™.
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
Sinagro Produtos Agropecuários S.A. ("Sinagro") - Bunge has a 33% ownership interest in a Brazilian distributor of agricultural inputs and originator of grains that complements Bunge's grain origination business.
Terminais do Graneis do Guaruja ("TGG") - Bunge has a 57% ownership interest in TGG, a joint venture with Amaggi International Ltd. to operate a port terminal in Santos, Brazil, for the reception, storage and shipment of solid bulk cargoes.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Sugar and Bioenergy
BP Bunge Bioenergia - Bunge has a 50% ownership interest in BP Bunge Bioenergia, a joint venture with BP. BP Bunge Bioenergia is a leading company in the ethanol, biopower, and sugar market in Brazil.
ProMaiz - Bunge has a 50% ownership interest in a corn wet milling facility joint venture with AGD in Argentina for the production of ethanol.
Corporate and Other
Australia Plant Proteins ("APP") - Bunge has a 22% ownership interest in a start-up manufacturer of novel protein ingredients in Australia that complements Bunge's existing businesses. See below for further details regarding impairment charges related to this investment in affiliate recorded during the year ended December 31, 2022.
Merit Functional Foods Corp. ("Merit") - Bunge has a 29% ownership interest in a start-up manufacturer of novel protein ingredients in Canada that complements Bunge's existing businesses. See below for further details regarding impairment charges related to this investment in affiliate recorded during the year ended December 31, 2022.
Summarized financial information, combined, for all of Bunge's equity method investees is as follows:

	December 31,
(US$ in millions)	2022	2021
Current assets	$4,257	$3,416
Noncurrent assets	3,612	3,446
Total assets	$7,869	$6,862

Current liabilities	$2,978	$2,373
Noncurrent liabilities	2,150	2,156
Total liabilities	$5,128	$4,529

	Years ended December 31,
(US$ in millions)	2022	2021	2020
Net sales	$11,268	$9,441	$6,310
Gross profit	953	832	577
Net income (loss)	312	358	(28)
Impairments of Equity Method Investments
During the year ended December 31, 2022, the Company recorded total impairments of $53 million associated with its equity method and other equity investments in two start-up manufacturers of novel protein ingredients, Merit and APP. These impairments were determined through management's review of impairment indicators and consideration of the other-than temporary nature of such items. Impairment charges on both the equity method and other equity investments in Merit and APP were recorded to Income (loss) from affiliates within Corporate and Other.
Consolidated Variable Interest Entities
As indicated in Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies, on May 1, 2022, Bunge completed a transaction with Chevron to create a joint venture, Bunge Chevron Ag Renewables LLC (the "Joint

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Venture"), leveraging Bunge’s expertise in oilseed processing and farmer relationships, and Chevron’s expertise in fuels manufacturing and marketing, to help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks.
The Joint Venture is a variable interest entity ("VIE") in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of the Joint Venture as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by the Joint Venture, among other factors.
The Joint Venture's assets can only be used to settle the Joint Venture’s own obligations and the Joint Venture’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with the Joint Venture at any given time. The following table presents the values of the assets and liabilities associated with the Joint Venture, which are included in Bunge’s condensed consolidated balance sheet as of December 31, 2022. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such these VIEs have been excluded from the below table:

(US$ in millions)	December 31, 2022
Current assets:
Cash and cash equivalents	$528
Inventories	85
Other current assets	98
Total current assets	711
Property, plant and equipment, net	65
Total assets	$776

Current liabilities:
Trade accounts payable and accrued liabilities	$81
Other current liabilities	85
Total current liabilities	166
Total liabilities	$166
Non-Consolidated Variable Interest Entities
Bunge holds investment interests in various entities, as described above, that are included in Investments in affiliates and Other non-current assets in the consolidated balance sheets. Certain of these investments, which are primarily reported in Bunge's Agribusiness segment and Corporate and Other, have been determined to be variable interest entities for which Bunge has determined it is not the primary beneficiary. Accordingly, these investments are not consolidated by Bunge. Bunge's exposure to loss related to these unconsolidated investments is $472 million and $487 million, respectively, as of December 31, 2022 and 2021. Bunge's exposure to loss primarily comprises Bunge's investments balance, third party guarantees, and long term loans, assuming full loss of the investment balance and full payment of the guarantees regardless of the probability of such losses actually being incurred in accordance with US GAAP disclosure rules. See Note 22- Commitments and Contingencies.
On June 10, 2022, Bunge completed its acquisition of a 33% interest in Sinagro in exchange for Brazilian reais ("R$") 277 million (approximately $52 million). As of December 31, 2022, the Company's maximum exposure to loss related to this unconsolidated VIE is limited to the investment balance of approximately $56 million. However, as part of the acquisition cost, Bunge has committed to provide certain future guarantees of Sinagro's approximately R$159 million ($30 million) third-party indebtedness in proportion to Bunge’s 33% equity holding, representing a maximum expected future guarantee of approximately R$53 million ($10 million).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

	December 31,
(US$ in millions)	2022	2021
Recoverable taxes, net (1)	$59	$66
Judicial deposits (1)	110	89
Other long-term receivables, net (2)	16	11
Income taxes receivable (1)	143	139
Long-term investments (3)	163	196
Affiliate loans receivable	8	16
Long-term receivables from farmers in Brazil, net (1)	32	33
Unrealized gains on derivative contracts, at fair value	1	49
Other	95	120
Total	$627	$719

(1)A significant portion of these non-current assets arise primarily from Bunge's Brazilian operations and their realization could take several years.
(2)Net of allowances as described in Note 5- Trade Accounts Receivable and Trade Receivable Securitization Program
(3)As of December 31, 2022 and 2021, $9 million and $12 million, respectively, of long-term investments were recorded at fair value.
Recoverable taxes, net—Recoverable taxes are reported net of allowances of $14 million and $18 million at December 31, 2022 and 2021, respectively.
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
Long-term investments—Long-term investments primarily comprise Bunge's noncontrolling equity investments in growth stage agribusiness and food companies held by Bunge Ventures.
Affiliate loans receivable—Affiliate loans receivable are primarily interest-bearing receivables from unconsolidated affiliates with remaining maturities of more than one year.
Long-term receivables from farmers in Brazil, net—Bunge provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year's crop and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 7- Other Current Assets) and reclassified to Other non-current assets when collection issues with farmers arise and amounts become past due with resolution of matters expected to take more than one year.
The average recorded investment in long-term receivables from farmers in Brazil for the years ended December 31, 2022 and 2021 was $90 million and $92 million, respectively. The table below summarizes Bunge's recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022		December 31, 2021
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$40	$34	$42	$35
Renegotiated amounts	2	2	3	1
For which no allowance has been provided:
Legal collection process (1)	19	—	20	—
Renegotiated amounts (2)	7	—	2	—
Other long-term receivables (3)	—	—	2	—
Total	$68	$36	$69	$36

(1)All amounts in legal process are considered past due upon initiation of legal action.
(2)These renegotiated amounts are current on repayment terms.
(3)New advances expected to be realized through farmer commitments to deliver agricultural commodities in crop periods greater than twelve months from the balance sheet date. Such advances are reclassified from Other non-current assets to Other current assets in later periods depending on the expected date of their realization.
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Year Ended December 31,
(US$ in millions)	2022	2021
Beginning balance	$36	$63
Bad debt provisions	4	3
Recoveries	(6)	(23)
Write-offs	(1)	(4)
Transfers	1	—
Foreign currency translation	2	(3)
Ending balance	$36	$36

14. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(US$ in millions)	2022	2021
Accrued liabilities	$755	$689
Unrealized losses on derivative contracts at fair value	1,570	1,713
Advances on sales (1)	601	437
Income tax payable	156	168
Other	297	418
Total	$3,379	$3,425
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES
Bunge operates globally and is subject to the tax laws and regulations of numerous tax jurisdictions and authorities as well as tax agreements and treaties among these jurisdictions. Bunge's income tax provision is impacted by, among other factors, changes in tax laws, regulations, agreements and treaties, currency exchange rates and Bunge's profitability in each tax jurisdiction.
Bunge has elected to use the U.S. federal income tax rate to reconcile the actual provision for income taxes.
The components of Income from continuing operations before income tax are as follows:

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
United States	$1,036	$754	$207
Non-United States	1,030	1,811	1,206
Total	$2,066	$2,565	$1,413
The components of the Income tax expense are as follows:

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Current:
United States	$217	$169	$(4)
Non-United States	290	501	181
	507	670	177
Deferred:
United States	29	10	33
Non-United States	(148)	(282)	38
	(119)	(272)	71
Total	$388	$398	$248

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliation of Income tax expense if computed at the U.S. Federal income tax rate to Bunge's reported Income tax expense is as follows:

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Income from continuing operations before income tax	$2,066	$2,565	$1,413
Income tax rate	21%	21%	21%
Income tax expense at the U.S. Federal tax rate	434	539	297
Adjustments to derive effective tax rate:
Foreign earnings taxed at different statutory rates	(75)	(99)	(18)
Valuation allowances	(21)	29	(27)
Fiscal incentives(1)	(65)	(83)	(43)
Foreign exchange on monetary items	31	21	29
Tax rate changes	12	(4)	3
Non-deductible expenses	51	38	19
Uncertain tax positions	(9)	33	(11)
Equity distributions, net	—	(4)	—
Inflation adjustments	(61)	(19)	(3)
Incremental tax on future distributions	30	(6)	6
State taxes	18	17	(4)
Impairment of Russian operations	25	—	—
Participation exemption - Loders Rotterdam sale	—	(53)	—
Other	18	(11)	—
Income tax expense	$388	$398	$248
(1)Fiscal incentives predominantly relate to investment incentives in Brazil that are exempt from Brazilian income tax.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The primary components of the deferred tax assets and liabilities and the related valuation allowances are as follows:

	December 31,
(US$ in millions)	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$717	$660
Operating lease obligations	100	86
Employee benefits	46	48
Tax credit carryforwards	22	23
Inventories	10	23
Accrued expenses and other	247	195
Total deferred tax assets	1,142	1,035
Less valuation allowances	(269)	(297)
Deferred tax assets, net of valuation allowance	873	738
Deferred income tax liabilities:
Property, plant and equipment	283	272
Operating lease assets	99	86
Undistributed earnings of affiliates	16	20
Investments	10	18
Intangibles	118	130
Total deferred tax liabilities	526	526
Net deferred tax assets (liabilities)	$347	$212

As of December 31, 2022, Bunge has determined it has unremitted earnings that are considered to be indefinitely reinvested of approximately $1.3 billion, and accordingly, no provision for income taxes has been made. If these earnings were distributed in the form of dividends or otherwise, Bunge would be subject to income taxes in the form of withholding taxes to the recipient for an amount of approximately $60 million.

At December 31, 2022, Bunge's pre-tax loss carryforwards totaled $2.4 billion, of which $2.3 billion have no expiration, including loss carryforwards of $1.3 billion in Brazil. While loss carryforwards in Brazil can be carried forward indefinitely, annual utilization is limited to 30% of taxable income calculated on an entity by entity basis as Brazil tax law does not allow consolidated tax filings. At December 31, 2021, Bunge’s pre-tax loss carryforwards totaled $2.2 billion, of which $2.1 billion had no expiration, including loss carryforwards of $1.1 billion in Brazil. The increase in pre-tax loss carryforwards from 2021 to 2022 is primarily attributable to the Company’s generation of losses in certain jurisdictions during the year.
The remaining tax loss carryforwards expire at various periods beginning in 2023 through the year 2042.
Income Tax Valuation Allowances—Bunge records valuation allowances when current evidence does not suggest that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets depends primarily on Bunge's ability to generate sufficient timely future income of the appropriate character in the appropriate taxing jurisdiction.
As of December 31, 2022 and 2021, Bunge has recorded valuation allowances of $269 million and $297 million, respectively. The net decrease of $28 million is primarily attributable to releases of valuation allowance during the year in jurisdictions where we now believe realization of deferred tax assets is more likely than not.
Unrecognized Tax Benefits—ASC Topic 740 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax benefits. Accordingly, Bunge recognizes the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. At December 31, 2022 and 2021, respectively, Bunge had recorded unrecognized tax benefits of $59 million and $73 million in Other non-current liabilities and zero and $8 million in Other current liabilities in its consolidated balance sheets. During 2022, 2021 and 2020, respectively, Bunge recognized $(7) million, $4 million and $2 million of interest and penalty charges in Income tax expense in the consolidated statements of income. At December 31, 2022 and 2021, respectively, Bunge had recorded accrued interest and penalties of $9 million and $14 million in

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities and zero and $2 million in Other current liabilities in the consolidated balance sheets. A reconciliation of the beginning and ending amounts of unrecognized tax benefits follows:

(US$ in millions)	2022	2021	2020
Balance at January 1,	$329	$320	$311
Additions based on tax positions related to the current year	20	14	3
Additions based on tax positions related to prior years	2	22	1
Reductions for tax positions of prior years	(27)	—	(1)
Settlements with tax authorities	(9)	(2)	(4)
Expiration of statute of limitations	(1)	(3)	(15)
Foreign currency translation	(16)	(22)	25
Balance at December 31,	$298	$329	$320
Bunge believes that it is reasonably possible that approximately $7 million of its unrecognized tax benefits may be recognized by the end of 2023 as a result of a lapse of the statute of limitations.
Bunge, through its subsidiaries, files income tax returns in the United States (federal and various states) and non-United States regions. The table below reflects the tax years for which Bunge is subject to income tax examinations by tax authorities in significant tax regions:

Open Tax Years
North America	2013 - 2022
South America	2015 - 2022
Europe	2015 - 2022
Asia-Pacific	2009 - 2022

As of December 31, 2022, Bunge's Brazilian subsidiaries have received income tax and penalty assessments through 2018 of approximately R$5.5 billion (approximately $1.0 billion) plus applicable interest on the outstanding amount. Bunge has recorded unrecognized tax benefits related to these assessments of R$19 million (approximately $3 million) as of December 31, 2022.
As of December 31, 2022, Bunge’s Argentina subsidiary had received income tax and penalty assessments relating to 2006 through 2016 of approximately 4.1 billion Argentine pesos (approximately $23 million) plus applicable interest on the outstanding amount.
Management, in consultation with external legal advisors, believes that it is more likely than not that Bunge will prevail on the proposed assessments (with the exception of unrecognized tax benefits discussed above) in Brazil and Argentina and is vigorously defending its position against these assessments.
Bunge made cash income tax payments, net of refunds received, of $570 million, $531 million and $140 million during the years ended December 31, 2022, 2021, and 2020, respectively.
In October 2021, the Organization for Economic Co-operations and Development (the "OECD") released an outline that describes the conceptual agreement among 138 countries on fundamental reforms to international tax rules. The outline provides for two primary "Pillars"; however, only Pillar Two, which provides for a global minimum corporate tax rate of 15%, could have a negative impact on Bunge. The OECD outline suggests that these reforms be implemented by 2023, but it is contingent upon the independent actions of participating countries to enact law changes. In 2021, the OECD released the Pillar Two Model Rules as approved by the OECD/G20 Inclusive Framework on BEPS. Additional technical guidance on the Model Rules was published by the OECD in 2022. The Model Rules define the scope and key mechanics for the Pillar Two system of global minimum tax rules, which includes the Income Inclusion Rule (IIR) and the Under Taxed Payments Rule (UTPR), referred collectively as the "GloBE" rules. Local tax enactment is expected in many countries in 2023 with an effective date of January 1, 2024. If enacted into law, in whole or in part, this proposed change to international tax rules could have a negative impact to Bunge’s effective tax rate.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as trade accounts receivable and trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, trade accounts payable and short-term debt are each stated at their carrying value, which is a reasonable estimate of fair value. See Note 4- Trade Structured Finance Program for trade structured finance program, Note 13- Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, Note 18- Short-term Debt and Credit Facilities for short-term debt, Note 19- Long-term Debt for long-term debt, and Note 20- Employee Benefit Plans for employee benefit plans. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
For a definition of fair value and the associated fair value levels, refer to Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.
    The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	December 31, 2022				December 31, 2021
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Readily marketable inventories (Note 6)	$—	$6,268	$412	$6,680	$—	$6,664	$205	$6,869
Trade accounts receivable (1)	—	7	—	7	—	1	—	1
Unrealized gain on derivative contracts (2):
Interest rate	—	3	—	3	—	49	—	49
Foreign exchange	1	378	—	379	—	340	—	340
Commodities	136	763	101	1,000	63	1,055	34	1,152
Freight	80	—	—	80	79	5	—	84
Energy	128	2	—	130	44	4	—	48
Credit	—	5	—	5	—	6	—	6
Equity	—	—	—	—	1	—	—	1
Other (3)	33	121	27	181	91	406	—	497
Total assets	$378	$7,547	$540	$8,465	$278	$8,530	$239	$9,047
Liabilities:
Trade accounts payable (1)	$—	$513	$130	$643	$—	$545	$23	$568
Unrealized loss on derivative contracts (4):
Interest rate	—	344	—	344	—	47	—	47
Foreign exchange	1	461	—	462	—	309	—	309
Commodities	127	731	50	908	98	1,051	65	1,214
Freight	28	—	—	28	162	—	—	162
Energy	153	6	—	159	29	1	—	30
Credit	—	1	—	1	—	1	—	1
Total liabilities	$309	$2,056	$180	$2,545	$289	$1,954	$88	$2,331
(1)These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)Unrealized gains on derivative contracts are generally included in Other current assets. There were $1 million and $49 million included in Other non-current assets at December 31, 2022 and 2021, respectively. There were zero and $2 million included in Assets held for sale at December 31, 2022 and 2021, respectively.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)Other primarily includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $332 million and $49 million included in Other non-current liabilities at December 31, 2022 and 2021, respectively. There were zero and $1 million included in Liabilities held for sale at December 31, 2022 and 2021, respectively.
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
    Derivatives—The majority of exchange traded futures and options contracts and exchange cleared contracts are valued based on unadjusted quoted prices in active markets and are classified within Level 1. The majority of the Company’s exchange-traded agricultural commodity futures are cash-settled on a daily basis and, therefore, are not included in these tables. The Company's forward commodity purchase and sales contracts are classified as derivatives along with other OTC derivative instruments relating primarily to freight, energy, foreign exchange and interest rates and are classified within Level 2 or Level 3, as described below. The Company estimates fair values based on exchange quoted prices, adjusted as appropriate for differences in local markets. These differences are generally valued using inputs from broker or dealer quotations or market transactions in either the listed or OTC markets. In such cases, these derivative contracts are classified within Level 2.
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
     Marketable securities and investments—Comprise government treasury securities, corporate debt securities and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as Level 1. Marketable securities and investments with less-liquid prices are valued using third-party quotes or internally developed models and classified as Level 2 or Level 3 as described below.
    Level 3 Measurements
    The following relates to assets and liabilities measured at fair value on a recurring basis using Level 3 measurements. An instrument may transfer into or out of Level 3 due to inputs becoming either observable or unobservable.
Level 3 Measurements—Transfers in and/or out of Level 3 represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during the period. Bunge's policy regarding the timing of transfers between levels is to record the transfers at the end of the reporting period.
    Level 3 Readily marketable inventories and other—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sales contracts, and trade accounts payable relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil, and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sales contracts and contracted prices to value

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
freight, premiums and discounts in its contracts. Movements in the price of these unobservable inputs alone would not have a material effect on the Company's financial statements as these contracts do not typically exceed one future crop cycle.
    Level 3 Derivatives—Level 3 derivative instrument fair value measurements utilizes both market observable and unobservable inputs. These inputs include commodity prices, price volatility, interest rates, volumes and locations.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Year Ended December 31, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2022	$205	$(31)	$(23)	$—	$151
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	665	81	52	—	798
Total gains and losses (realized/unrealized) included in Foreign exchange (losses) gains	—	—	—	(7)	(7)
Total gains and losses (realized/unrealized) included in Other (expense) income - net	—	—	—	(86)	(86)
Purchases	4,487	—	(522)	—	3,965
Sales	(6,811)	—	—	—	(6,811)
Issuances	—	—	—	—	—
Settlements	—	—	531	(100)	431
Transfers into Level 3	2,568	24	(434)	218	2,376
Transfers out of Level 3	(616)	(23)	230	—	(409)
Translation adjustment	(86)	—	36	2	(48)
Balance, December 31, 2022	$412	$51	$(130)	$27	$360
(1)Readily marketable inventories, derivatives, net and trade accounts payable include gains/(losses) of $724 million, $66 million and $47 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2022.
(2)Comprises the fair values of marketable securities and investments in Other current assets. Included within Other (expense) income - net of the consolidated statements of income are $52 million in mark-to-market losses related to securities still held at December 31, 2022.

	Year Ended December 31, 2021
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Total
Balance, January 1, 2021	$208	$(8)	$(9)	$191
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	431	2	27	460
Purchases	3,344	3	(252)	3,095
Sales	(5,095)	—	—	(5,095)
Issuances	—	(2)	—	(2)
Settlements	—	(49)	217	168

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transfers into Level 3	1,656	(17)	(213)	1,426
Transfers out of Level 3	(339)	40	207	(92)
Balance, December 31, 2021	$205	$(31)	$(23)	$151
(1)Readily marketable inventories, derivatives, net and trade accounts payable, includes gains/(losses) of $475 million, $(48) million and $27 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at December 31, 2021.

17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
    Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted purchases, sales, and selling, general and administrative expenses with currency forwards. The change in the value of the forward is classified in Accumulated other comprehensive loss until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2023. Of the amount currently in Accumulated other comprehensive loss, $1 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
Net investment hedges - The Company hedges the currency risk of certain of its foreign subsidiaries with currency forwards for which the currency risk is remeasured through Accumulated other comprehensive loss. For currency forwards, the forward method is used. The change in the value of the forward is classified in Accumulated other comprehensive loss until the transaction affects earnings by way of either sale or substantial liquidation of the foreign subsidiary.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	December 31, 2022	December 31, 2021	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$3,753	$4,006	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(341)	$—	$ Notional
Carrying value of hedged debt	$3,394	$3,990	$ Notional

Fair value hedges of currency risk
Carrying value of hedged debt	$232	$267	$ Notional
Cross currency swap - notional amount	$232	$267	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$310	$148	$ Notional
Foreign currency option - notional amount	$108	$60	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$495	$1,020	$ Notional
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
    Currency derivatives are used to hedge the balance sheet and commercial exposures that arise from the Company's global operations. The impact of changes in fair value of these instruments is presented in Cost of goods sold when hedging commercial exposures and Foreign exchange (losses) gains - net when hedging monetary exposures.
    Agricultural commodity derivatives are used primarily to manage exposures related to the Company's inventory and forward purchase and sales contracts. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes the volume of economic derivatives as of December 31, 2022 and December 31, 2021. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	December 31,		December 31,
	2022		2021		Unit of Measure
	Long	(Short)	Long	(Short)
Interest rate
Swaps	$387	$(1,267)	$2,924	$(2,506)	$ Notional
Futures	$—	$(97)	$—	$—	$ Notional
Currency
Forwards	$9,819	$(9,682)	$12,961	$(14,065)	$ Notional
Swaps	$2,441	$(2,876)	$1,362	$(1,422)	$ Notional
Futures	$11	$—	$—	$(8)	$ Notional
Options	$—	$(102)	$88	$(106)	Delta
Agricultural commodities
Forwards	20,493,679	(27,766,763)	29,329,244	(34,810,969)	Metric Tons
Swaps	—	(1,864,262)	33,250	(502,652)	Metric Tons
Futures	—	(4,092,772)	—	(7,221,848)	Metric Tons
Options	1,025	(216,647)	218,106	(116,370)	Metric Tons
Ocean freight
FFA	—	(11,197)	—	(6,713)	Hire Days
FFA options	—	—	548	—	Hire Days
Natural gas
Swaps	1,460,190	—	1,764,455	—	MMBtus
Futures	5,250,393	—	5,147,500	—	MMBtus
Electricity
Swaps	22,987	(8,619)	670,973	(256,949)	Mwh
Energy - other
Swaps	175,784	—	741,307	(426,476)	Metric Tons
Futures	1,320,881	—	—	—	Metric Tons
Energy - CO2
Futures	—	(38,000)	—	—	Metric Tons
Other
Swaps and futures	$20	$(50)	$20	$(585)	$ Notional

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Effect of Derivative Instruments and Hedge Accounting on the Consolidated Statements of Income
    The tables below summarize the net effect of derivative instruments and hedge accounting on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Year Ended December 31,
(US$ in millions)		2022	2021	2020
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$7	$2	$(14)

Cost of goods sold
Hedge accounting	Foreign currency	5	—	—
Economic hedges	Foreign currency	396	(7)	(1,250)
	Commodities	(751)	(1,749)	(225)
	Other (1)	82	44	42
Total Cost of goods sold		$(268)	$(1,712)	$(1,433)

Selling, general & administrative
Hedge accounting	Foreign currency	$(2)	—	—

Interest expense
Hedge accounting	Interest rate	$(33)	$30	$15
Economic hedges	Interest rate	—	1	(1)
Total Interest expense		$(33)	$31	$14

Foreign exchange gains (losses) - net
Hedge accounting	Foreign currency	$(30)	$(28)	$27
Economic hedges	Foreign currency	115	64	(261)
Total Foreign exchange gains (losses) - net		$85	$36	$(234)

Other income
Economic hedges	Interest rate	2	1	—

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$1	$(1)	$(1)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period (2)		$57	$2	$(5)
Gains and losses on derivatives used as net investment hedges included in other comprehensive (loss) income during the period		$(139)	$(16)	$41
Foreign currency gains and losses on intercompany loans used as net investment hedges included in other comprehensive income (loss) during the period		$—	$—	$(67)

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts released from Accumulated other comprehensive loss during the period
Cash flow hedge of foreign currency risk	$(8)	$(3)	$3
(1)Other includes the results from freight, energy, and other derivatives.
(2)Includes $47 million, $(21) million and $(38) million Bunge share of other comprehensive income (loss) related to cash flow hedges associated with the Company's equity investment in BP Bunge Bioenergia for the years ended December 31, 2022, 2021 and 2020.

18. SHORT-TERM DEBT AND CREDIT FACILITIES
Bunge's short-term borrowings are typically sourced from various banking institutions and the U.S. commercial paper market. Bunge also borrows from time to time in local currencies in various foreign jurisdictions. Interest expense includes facility commitment fees, amortization of deferred financing costs, the impact of designated interest rate hedges, and charges on certain lending transactions. The weighted-average interest rate on short-term borrowings at December 31, 2022 and 2021 was 15.53% and 19.62%, respectively.

	December 31,
(US$ in millions)	2022	2021
Commercial paper program	$—	$—
Revolving credit facilities	—	—
Short-term lines of credit, variable interest rates from 2.00% to 72.20% (3)	546	673
Total short-term debt (1) (2)	$546	$673
(1)Includes $207 million and $566 million of local currency borrowings in certain European, South American, and Asia-Pacific countries at a local currency based weighted average interest rate of 32.12% and 23.14% as of December 31, 2022 and December 31, 2021, respectively.
(2)Includes secured debt of $54 million and $41 million at December 31, 2022 and December 31, 2021, respectively.
(3)Variable interest rate range on short-term lines of credit as of December 31, 2022.
Bunge's $600 million commercial paper program is supported by an identical amount of committed back-up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by Standard & Poor’s and P-1 by Moody’s Investor Services. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge's commercial paper program. At December 31, 2022 and 2021, there were no borrowings outstanding under the commercial paper program and no borrowings outstanding under the Liquidity Facility. The Liquidity Facility is Bunge's only revolving credit facility that requires lenders to maintain minimum credit ratings. The Liquidity Facility is set to expire on July 16, 2026.
On July 15, 2022, Bunge entered into an unsecured $1.1 billion 364-day Revolving Credit Agreement (the "$1.1 Billion Credit Agreement") with a group of lenders, maturing on July 14, 2023. Bunge may from time to time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $1.1 Billion Credit Agreement. The $1.1 Billion Credit Agreement replaced the previous unsecured $1 billion 364-day Revolving Credit Agreement (the "$1 Billion Credit Agreement") that matured on July 15, 2022. Bunge had no borrowings outstanding at December 31, 2022 under the $1.1 Billion Credit Agreement.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Bunge had no borrowings outstanding at December 31, 2022, and December 31, 2021, under the unsecured committed $1.35 billion 5-year Revolving Credit Agreement (the "$1.35 Billion Credit Agreement") with a group of lenders, maturing July 16, 2026. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by an aggregate amount up to $200 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1.35 Billion Credit Agreement.
Bunge had no borrowings outstanding at December 31, 2022, and December 31, 2021, under the unsecured $865 million Revolving Credit Facility (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $865 Million 2026 Facility.
Bunge had no borrowings outstanding at December 31, 2022, and December 31, 2021, under the unsecured $1.75 Billion Revolving Credit Facility. ("$1.75 Billion Revolving Credit Facility") set to mature on December 16, 2024. The interest rate under the $1.75 Billion Revolving Credit Facility is tied to certain sustainability criteria, including, but not limited to, recently established science based targets that define Bunge's climate goals within its operations and a commitment to eliminate deforestation in its supply chains in 2025. Bunge may from time to time, with the consent of the administrative agent, request one or more of the existing lenders or new lenders to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision set forth in the $1.75 Billion Revolving Credit Facility. Borrowings under the $1.75 Billion Revolving Credit Facility will bear interest at LIBOR plus a margin, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Services Inc. and S&P Global Ratings. Bunge will also pay a fee that will vary from 0.10% to 0.40% based on its utilization of the $1.75 Billion Revolving Credit Facility.
At December 31, 2022, Bunge had $6,665 million unused and available committed borrowing capacity comprising committed revolving credit facilities and the commercial paper program, totaling $5,665 million with a number of financial institutions, in addition to $1,000 million in committed unsecured delayed draw term loans (see Note 19- Long-term Debt). At December 31, 2021, Bunge had $5,815 million unused and available committed borrowing capacity under committed revolving credit facilities and the commercial paper program, totaling $5,565 million, in addition to $250 million in committed unsecured delay draw term loans (see Note 19- Long-term Debt).
In addition to the committed facilities discussed above, from time to time, Bunge Limited and/or its financing subsidiaries may enter into uncommitted bilateral short-term credit lines as necessary based on its financing requirements. At December 31, 2022 and 2021, there were no borrowings outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $546 million and $673 million in short-term borrowings outstanding from local bank lines of credit at December 31, 2022 and 2021, respectively, to support working capital requirements.
Bunge's credit facilities require it to comply with specified financial covenants related to minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2022.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. LONG-TERM DEBT
Long-term debt obligations are summarized below.

	December 31,
(US$ in millions)	2022	2021
Term loan due 2024 - three-month TONAR plus 0.76% (Tranche A) (1)	$232	$267
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	90	89
Term loan due 2028 - SOFR plus 1.45%	249	—
3.00% Senior Notes due 2022 (2)	—	399
1.85% Senior Notes due 2023—Euro	853	906
4.35% Senior Notes due 2024 (3)	—	598
1.63% Senior Notes due 2025	597	596
3.25% Senior Notes due 2026	698	697
3.75% Senior Notes due 2027	597	596
2.75% Senior Notes due 2031	990	989
Cumulative adjustment to long-term debt from application of hedge accounting	(341)	(1)
Other	140	155
Subtotal	4,105	5,291
Less: Current portion of long-term debt (4)	(846)	(504)
Total long-term debt (5)	$3,259	$4,787
(1)Effective January 1, 2022, the three-month Yen LIBOR rate was discontinued and replaced by the Tokyo Overnight Average Rate ("TONAR" or "TONA").
(2)On August 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 3.00% Senior Notes due September 25, 2022. The redemption of the 3.00% Senior Notes occurred on September 7, 2022. In connection with the redemption, for the year ended December 31, 2022, the Company recorded a $405 million payment for redemption of the notes, at par, plus accrued and unpaid interest.
(3)On February 23, 2022, Bunge issued a notice of redemption for all of the issued and outstanding 4.35% Senior Notes due March 15, 2024. The redemption of the 4.35% Senior Notes occurred on March 10, 2022. In connection with the redemption, for the year ended December 31, 2022, the Company recorded a $47 million charge within Interest expense, of which $31 million related to a "make-whole" provision based on the sum of the present values of the remaining scheduled payments of principal and interest on the 4.35% Senior Notes, plus accrued and unpaid interest as of the March 10, 2022 redemption date, and $16 million related to the recognition of unrealized mark-to-market losses on terminated and de-designated interest rate hedges.
(4)Includes secured debt of $2 million and $2 million at December 31, 2022 and December 31, 2021, respectively.
(5)Includes secured debt of $21 million and $50 million at December 31, 2022 and December 31, 2021, respectively.
The fair values of long-term debt, including current portion, are calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	December 31, 2022		December 31, 2021
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,105	$4,148	$5,291	$5,489

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On August 5, 2022, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million February 2023 Delayed Draw Term Loan") with a group of lenders that was required to be drawn by February 2, 2023. The $250 Million February 2023 Delayed Draw Term Loan will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $250 Million February 2023 Delayed Draw Term Loan agreement. The $250 Million February 2023 Delayed Draw Term Loan was drawn on February 2, 2023 and matures on August 5, 2027.
On July 26, 2022, and later amended on October 7, 2022, Bunge entered into an unsecured $750 million delayed draw term loan (the "$750 Million Delayed Draw Term Loan") with a group of lenders giving Bunge the option to draw the loan by January 25, 2023. The $750 Million Delayed Draw Term Loan will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $750 Million Delayed Draw Term Loan agreement. The $750 Million Delayed Draw Term Loan was drawn on January 25, 2023 and matures on October 24, 2025.
On October 29, 2021, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million October 2022 Delayed Draw Term Loan") with a group of lenders that was required to be drawn by October 27, 2022. The $250 Million October 2022 Delayed Draw Term Loan bears interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $250 Million October 2022 Delayed Draw Term Loan. The $250 Million October 2022 Delayed Draw Term Loan was drawn on October 21, 2022 and matures on October 29, 2028.
Certain of Bunge's term loans require it to comply with specified financial covenants related to minimum current ratio, a maximum debt to capitalization ratio, and limitations on secured indebtedness. Bunge was in compliance with these covenants at December 31, 2022.
Certain property, plant and equipment, and investments in consolidated subsidiaries having a net carrying value of approximately $24 million at December 31, 2022 have been mortgaged or otherwise collateralized against long-term debt of $21 million at December 31, 2022.
Principal Maturities—Principal maturities of long-term debt at December 31, 2022 are as follows:

(US$ in millions)
2023	$859
2024	332
2025	677
2026	701
2027	619
Thereafter	1,278
Total (1)	$4,466
(1)Includes components of long-term debt attributable to unamortized premiums of $20 million and excludes components of long-term debt attributable to fair value hedge accounting of $341 million.
During the years ended December 31, 2022, 2021 and 2020, Bunge paid interest, net of interest capitalized, of $403 million, $285 million, and $264 million, respectively.

20. EMPLOYEE BENEFIT PLANS
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Plan amendments and pension liability adjustments—On September 19, 2017, Bunge approved changes to certain U.S. defined benefit pension plans. As a result of these future benefit accruals for existing participants ceased effective January 1, 2023, and these plans were closed to new employees hired on or after January 1, 2018.
Plan Settlements—On February 28, 2022, the Company, together with plan participants and related employee unions, agreed to the transition of one of the Company’s international defined-benefit pension plans to a multi-employer pension plan. Following the transition, the Company accounts for the multi-employer plan similar to a defined contribution plan, resulting in full settlement of the related defined-benefit plan obligations.

In connection with the settlement, during the first quarter of 2022, the Company recorded a $41 million pretax gain within Other (expense) income - net in its consolidated statements of income, comprising a $4 million settlement of the related defined benefit plan obligations as well as the reclassification of $37 million in unamortized actuarial gains from Accumulated other comprehensive loss. Of this pretax gain, $12 million was attributable to Redeemable non-controlling interests.
On July 17, 2020, the Company approved a one-time lump sum offering to certain participants in Bunge's defined benefit U.S. Pension Plan who had separated from the Company as of December 31, 2019 and whose benefits in the plan had fully vested. The respective payments were completed during the fourth quarter of 2020. The payments, which were paid from plan assets as settlement of respective benefit obligations, resulted in an $88 million decrease in benefit obligations and the reclassification of an unamortized loss of $12 million from other comprehensive income, which was recorded in Other (expense) income - net on the consolidated statement of income.
In addition, during the year ended December 31, 2020, the Company incurred a small settlement in respect of one of its international plans, resulting in the reclassification of an unamortized loss of $4 million from other comprehensive income, which was also recorded in Other (expense) income - net on the consolidated statement of income.
On July 24, 2020, the Company made a one-time cash contribution payment to its U.S. defined benefit pension plans of $65 million for the year ended December 31, 2020.
Plan Transfers In and Out—There were no significant transfers into or out of Bunge's employee benefit plans during the years ended December 31, 2022 or 2021.
Cost of Benefit Plans—Service cost is recognized in a period determined as the actuarial present value of benefits attributed by the pension benefit formula to services rendered by employees during that period. Interest cost is the amount recognized in a period determined as the increase in the projected benefit obligation due to the passage of time. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. Amortization of net loss represents the recognition in net periodic cost over several periods of amounts previously recognized in Other comprehensive income. Service cost is included in the same income statement line item as other compensation costs arising from services rendered during the period, while the other components of net periodic benefit pension cost are presented separately in Other (expense) income- net.
The components of net periodic benefit costs for defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
(US$ in millions)	2022	2021	2020	2022	2021	2020
Service cost	$29	$46	$45	$—	$—	$—
Interest cost	30	30	38	3	3	3
Expected return on plan assets	(52)	(54)	(51)	—	—	—
Amortization of prior service cost	—	1	1	—	—	—
Amortization of net loss	5	8	8	—	—	—
Curtailment loss/(gain)	(4)	—	—	—	—	—
Settlement loss/(gain) recognized	(36)	2	16	—	—	—
Special termination benefit	—	—	—	—	—	—
Net periodic benefit costs	$(28)	$33	$57	$3	$3	$3

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assumptions used in Postretirement Benefits Calculations—At December 31, 2022, a 7.7% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2022 postretirement benefit plan measurement purposes, decreasing to 7.1% by 2048, and remaining at that level thereafter. At December 31, 2021, a 7.2% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 2021 postretirement benefit plan measurement purposes, decreasing to 6.6% by 2038, and remaining at that level thereafter.
The weighted-average actuarial assumptions used in determining the benefit obligation under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2022	2021	2022	2021
Discount rate	5.2%	2.5%	9.6%	7.5%
Increase in future compensation levels	2.4%	3.2%	N/A	N/A

The weighted-average actuarial assumptions used in determining the net periodic benefit cost under the defined benefit pension and postretirement benefit plans are as follows:

	Pension Benefits December 31,			Postretirement Benefits December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	2.5%	2.1%	2.8%	7.5%	5.7%	6.1%
Expected long-term rate of return on assets	5.0%	4.5%	4.7%	N/A	N/A	N/A
Increase in future compensation levels	3.2%	3.2%	3.2%	N/A	N/A	N/A
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Pension Benefit Obligations and Funded Status—The following table sets forth in aggregate the changes in the defined benefit pension and postretirement benefit plans' benefit obligations, assets and funded status at December 31, 2022 and 2021. A measurement date of December 31 was used for all plans.

	Pension Benefits December 31,		Postretirement Benefits December 31,
(US$ in millions)	2022	2021	2022	2021
Change in benefit obligations:
Benefit obligation at the beginning of year	$1,380	$1,453	$42	$50
Service cost	29	46	—	—
Interest cost	30	30	3	3
Plan amendments	—	(6)	—	—
Plan curtailments	(2)	—	—	—
Actuarial (gain) loss, net	(311)	(57)	(9)	(4)
Employee contributions	3	3	—	—
Plan settlements	(246)	(15)	—	—
Benefits paid	(39)	(40)	(2)	(4)
Expenses paid	(3)	(3)	—	—
Impact of foreign exchange rates	(29)	(31)	2	(3)
Benefit obligation at the end of year	$812	$1,380	$36	$42
Change in plan assets:
Fair value of plan assets at the beginning of year	$1,223	$1,232	$—	$—
Actual return on plan assets	(224)	49	—	—
Employer contributions	19	22	2	4
Employee contributions	3	3	—	—
Plan settlements	(247)	(15)	—	—
Benefits paid	(39)	(40)	(2)	(4)
Expenses paid	(3)	(3)	—	—
Impact of foreign exchange rates	(26)	(25)	—	—
Fair value of plan assets at the end of year	$706	$1,223	$—	$—
Unfunded status and net amounts recognized:
Plan assets less than benefit obligation	$(106)	$(157)	$(36)	$(42)
Net liability recognized in the balance sheet	$(106)	$(157)	$(36)	$(42)
Amounts recognized in the balance sheet consist of:
Non-current assets	$21	$38	$—	$—
Current liabilities	(7)	(6)	(4)	(4)
Non-current liabilities	(120)	(189)	(32)	(38)
Net liability recognized	$(106)	$(157)	$(36)	$(42)
Included in Accumulated other comprehensive loss for pension benefits at December 31, 2022 are the following amounts, net of tax and excluding noncontrolling interest, that have not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $3 million, and unrecognized actuarial loss of $109 million.
Included in Accumulated other comprehensive loss for postretirement healthcare benefits at December 31, 2022 is the following amount, net of tax and excluding noncontrolling interest, that has not yet been recognized in net periodic benefit costs: unrecognized prior service credit of $4 million.
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

	Pension Benefits December 31,
(US$ in millions)	2022	2021
Projected benefit obligation	$699	$585
Fair value of plan assets	$572	$390
    The accumulated benefit obligation for the defined pension benefit plans was $799 million and $1,332 million at December 31, 2022 and 2021, respectively. The following table summarizes information related to aggregated defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits December 31,
(US$ in millions)	2022	2021
Projected benefit obligation	$609	$306
Accumulated benefit obligation	$604	$291
Fair value of plan assets	$484	$115

Pension Benefit Plan Assets—The objective of the plans' trust funds is to sufficiently diversify plan assets to maintain a reasonable level of risk without imprudently sacrificing returns.
For pension plans in the United States (the "US plans"), Bunge has an outside investment advisory firm to implement a liability-driven investment strategy intended to increase the duration of pension plan assets to better match the duration of pension benefit obligations. This strategy is intended to increase the interest rate and credit spread liability hedge ratios and reduce the funded status volatility of the US plans. For the largest US plan, derivatives are used primarily to manage risk and hedge plan liabilities while maintaining liquidity. As part of this strategy, the plan is required to hold cash collateral associated with certain derivatives. Target asset allocations are based on a glide path approach, which allocates more plan assets to immunizing assets, such as intermediate and long duration fixed income instruments, which are intended to match the duration and amount of the expected liabilities, and less to growth assets, such as public equities, non-core fixed income instruments and real assets, as the funded status of the plans improve. Target asset allocations are generally 70-90% to immunizing assets and 10-30% to growth assets. For pension plans outside of the United States, the plans’ trust funds utilize a target asset allocation of approximately 30% fixed income securities, approximately 40% equities and approximately 30% in real estate and other alternative investment vehicles.
Bunge implements its investment strategy through a combination of passive and actively managed strategies, including, but not limited to mutual funds, collective trust funds and collective investment trusts. The Company's policy is not to invest plan assets in Bunge Limited shares. Plan investments are stated at fair value or net asset value ("NAV"). For a further definition of fair value and the associated fair value levels, refer to Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair values of Bunge's defined benefit pension plans' assets at the measurement date, by category, are as follows:

	December 31, 2022
(US$ in millions)	Total	Level 1	Level 2	Level 3
Cash	$58	$58	$—	$—
Mutual funds - equities (1)	61	61	—	—
Mutual funds - fixed income (2)	38	28	10	—
Other (3)	51	2	43	6
Total	$208	$149	$53	$6

Collective pooled funds (4)	$498	$—	$—	$—
Total investments measured at NAV as a practical expedient	498	—	—	—
Total	$706	$149	$53	$6

	December 31, 2021
(US$ in millions)	Total	Level 1	Level 2	Level 3
Cash	$42	$42	$—	$—
Mutual funds - equities (1)	208	208	—	—
Mutual funds - fixed income (2)	178	167	11	—
Other (3)	92	10	75	7
Total	$520	$427	$86	$7

Collective pooled funds (4)	$703	$—	$—	$—
Total investments measured at NAV as a practical expedient	703	—	—	—
Total	$1,223	$427	$86	$7

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
(4)Collective pooled funds are typically collective trusts valued at NAV that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity. Using the practical expedient in ASC 820 - Fair Value Measurements, these investments are not categorized within the fair value hierarchy, but are included in the table above so that they can be reconciled to the line items presented in the consolidated balance sheets.
Bunge expects to contribute $13 million and $4 million to its defined benefit pension and postretirement benefit plans, respectively, in 2023.
The following benefit payments, which reflect future service as appropriate, are expected to be paid in relation to defined benefit pension and postretirement benefit plans:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	Pension Benefit Payments	Postretirement Benefit Payments
2023	$52	$4
2024	53	4
2025	53	4
2026	54	4
2027	54	4
Next five years	270	18
Employee Defined Contribution Plans—Bunge also makes contributions to qualified defined contribution plans for eligible employees. Contributions to these plans amounted to $28 million, $17 million, and $16 million during the years ended December 31, 2022, 2021 and 2020, respectively.

21. RELATED PARTY TRANSACTIONS
    Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 6% or less of total Cost of goods sold for each of the years ended December 31, 2022, 2021, and 2020. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 1% or less of total Net sales for each of the years ended December 31, 2022, 2021, and 2020.

    In addition, Bunge receives services from and provides services to its unconsolidated investees, including tolling, port handling, administrative support, and other services. During the years ended December 31, 2022, 2021, and 2020, such services were not material to the Company's consolidated results.

    At December 31, 2022 and 2021, receivables related to the above related party transactions comprised approximately 1% or less of total Trade accounts receivable, net. At December 31, 2022 and 2021, payables related to the above related party transactions comprised approximately 5% or less of total Trade accounts payable.

    Bunge believes all transaction values to be similar to those that would be conducted with third parties.

22. COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates, and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the consolidated balance sheets. Included in Other non-current liabilities at December 31, 2022 and 2021 are the following amounts related to these matters:

	December 31,
(US$ in millions)	2022	2021
Non-income tax claims	$20	$15
Labor claims	76	72
Civil and other claims	105	95
Total	$201	$182

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Brazil indirect taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS).
As of December 31, 2022, the Brazilian federal and state authorities have concluded examinations of the ICMS and PIS/COFINS tax returns and have issued outstanding claims. The Company continues to evaluate the merits of each of these claims and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

		December 31,
(US$ in millions)	Years Examined	2022	2021
ICMS	1990 to Present	$215	$222
PIS/COFINS	2002 to Present	$347	$228

Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
During the first quarter of 2017, Bunge received a notice from the Brazilian Administrative Council for Economic Defense ("CADE") initiating an administrative proceeding against its Brazilian subsidiary and two of its employees, certain of its former employees, several other companies in the Brazilian wheat milling industry, and others for alleged anticompetitive activities in the north and northeast of Brazil. While a co-defendant obtained an injunction to stay the proceeding in 2019, on October 24, 2022, a Brazilian appellate court reversed that injunction and the proceeding has resumed before the Brazilian CADE. Bunge expects a decision from the CADE on this proceeding in 2023. Bunge cannot at this time reasonably predict the ultimate outcome in the judicial courts of this case or sanctions, if any, that may be imposed.
Additionally, in the second quarter of 2018, Bunge received a notification from CADE that it had extended the scope of an existing administrative proceeding relating to alleged anticompetitive practices in the Rio Grande port in Brazil to include certain of Bunge's Brazilian subsidiaries and certain former employees of those subsidiaries. The CADE's Tribunal decided that one of Bunge's Brazilian subsidiaries violated certain anticompetitive practices and, as a consequence, imposed a de minimis fine. Bunge has challenged the CADE's decision in the Brazilian judicial court and obtained an injunction against CADE's decision. Bunge does not expect the outcome to have a material impact on its consolidated financial statements.
Guarantees—Bunge has issued or was a party to the following guarantees at December 31, 2022:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$107
Residual value guarantee (2)	337
Other guarantees	9
Total	$453

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
On November 21, 2022, one of Bunge's unconsolidated affiliates refinanced its third-party debt structure resulting in a significant reduction in Bunge's guarantee and potential liabilities to certain financial institutions from $181 million prior to the refinance to $46 million as of December 31, 2022.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Based on the amounts drawn under guaranteed debt facilities of unconsolidated affiliates at December 31, 2022, Bunge's potential liability was $94 million, and it has recorded less than $1 million of obligations related to these guarantees within Other non-current liabilities.
(2)Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At December 31, 2022, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA's Illinois facilities.
Commitments—At December 31, 2022, Bunge had approximately $387 million of purchase commitments related to inventories, $284 million of freight supply agreements for ocean freight vessels and railroad freight lines not accounted for as leases, $99 million of power supply contracts, $95 million of contractual commitments related to construction in progress, and $183 million of other purchase commitments and obligations, such as take-or-pay contracts, throughput contracts, and debt commitment fees.
Bunge has also entered into standby letters of credit and surety bonds with financial institutions primarily relating to the guarantee of our future performance on certain contracts. Amounts on outstanding standby letter of credit agreements and surety bonds aggregated to $1,592 million and $1,405 million as of December 31, 2022 and 2021, respectively.

23. OTHER NON-CURRENT LIABILITIES

	December 31,
(US$ in millions)	2022	2021
Labor, legal and other provisions	$205	$187
Pension and post-retirement obligations (1)	152	227
Uncertain income tax positions (2)	59	73
Unrealized losses on derivative contracts, at fair value (3)	332	49
Other	101	122
Total	$849	$658
(1)See Note 20- Employee Benefit Plans.
(2)See Note 15- Income Taxes.
(3)See Note 16- Fair Value Measurements.

24. REDEEMABLE NONCONTROLLING INTERESTS
    In connection with Bunge's initial acquisition of a 70% ownership interest in Loders, the Company entered into a put/call arrangement with the Loders' minority shareholder through which it may be required or elect to purchase the additional 30% ownership interest in Loders within a specified time frame.
Since the acquisition of the 70% ownership in Loders, the Company classified these redeemable equity securities outside of permanent stockholders’ equity as the equity securities are redeemable at the option of the holder. The carrying amount of Redeemable noncontrolling interest was the greater of: (i) the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss, equity capital contributions and distributions or (ii) the redemption value. Any resulting increases in the redemption amount, in excess of the initial carrying amount, increased or decreased for the noncontrolling interest's share of net income or loss, equity capital contributions and distributions, were affected via a charge against Retained earnings. Additionally, any such charges to Retained earnings would affect Net income available to Bunge common shareholders as part of Bunge's calculation of earnings per common share.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On August 5, 2022, Bunge and the Loders minority shareholder completed a transaction in which Bunge acquired an additional 10% interest in Loders in exchange for approximately $102 million in cash, and the existing put/call arrangement over Loders' noncontrolling equity interest was terminated. Bunge's ownership interest in Loders following the transaction increased from 70% to 80%. As Loders' remaining noncontrolling interest ceased to be redeemable at the transaction date, it was reclassified from Redeemable noncontrolling interests to Noncontrolling interests within Bunge's consolidated balance sheet and consolidated statement of changes in equity at a value of $235 million, representing the noncontrolling interest's proportionate share in the carrying value of Loders' net assets.

25. EQUITY
Share Repurchase Program—During October 2021, Bunge's Board of Directors approved a new program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. The program has no expiration date. Under this program, 2,109,115 common shares were repurchased for $200 million during the twelve months ended December 31, 2022. As of December 31, 2022, $300 million remains outstanding for repurchases under the program.
During the twelve months ended December 31, 2021, Bunge repurchased 1,298,384 common shares for $100 million, thereby completing a previous $500 million share repurchase program, established May 2015.
Cumulative Convertible Perpetual Preference Shares—On March 18, 2022, Bunge announced all issued and outstanding shares of its 4.875% Cumulative Convertible Perpetual Preference Shares ("convertible preference shares") would automatically convert into common shares of the Company, par value $0.01 per share, effective March 23, 2022 (the "Conversion Date"). On March 18, 2022, the closing price of the common shares of the Company on the New York Stock Exchange ("NYSE") was $104.91, marking the 20th trading day in the previous 30 trading days that the closing price of the common shares of the Company exceeded 130% of the conversion price, triggering the Company's right under the certificate of designation for the convertible preference shares, at its option, to mandatorily convert the convertible preference shares. The conversion price adjusted from $78.1322 at December 31, 2021 to $77.8482 on February 16, 2022.
Each convertible preference share automatically converted into 1.2846 common shares of the Company on the Conversion Date and cash was paid in lieu of fractional common shares of the Company. There were 6,898,268 convertible preference shares issued and outstanding prior to the conversion, which resulted in the issuance of 8,861,515 new common shares of the Company. Additionally, in the first quarter of 2022, prior to the conversion, 1,415 convertible preference shares were voluntarily converted by preference shareholders into 1,816 common shares. As a result of the conversions, no convertible preference shares were issued or outstanding as of December 31, 2022, and all rights of the former holders of the convertible preference shares terminated, as of March 23, 2022.
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
The convertible preference shares accrued dividends at an annual rate of 4.875%. Dividends were cumulative from the date of issuance and were payable, quarterly in arrears, on each March 1, June 1, September 1, and December 1, when, and if declared by Bunge's Board of Directors. The dividends may be paid in cash, common shares, or a combination thereof. Accumulated unpaid dividends on the convertible preference shares did not bear interest. In the year ended December 31, 2022, Bunge paid $8 million of dividends in arrears in cash and for both of the years ended December 31, 2021 and 2020, Bunge recorded $34 million of dividends, paid in cash, on its convertible preference shares.
Dividends on common shares—On November 14, 2022, the Company's Board of Directors declared a dividend of $0.625 per common share, payable on March 2, 2023, to shareholders of record on February 16, 2023. During the twelve months ended December 31, 2022, the Company's Board of Directors declared total dividends on common shares of $2.40 per common share.
Accumulated other comprehensive loss Attributable to Bunge—The following table summarizes the balances of related after-tax components of Accumulated other comprehensive loss attributable to Bunge:

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(US$ in millions)	Foreign Exchange Translation Adjustment (1)	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Loss
Balance January 1, 2020	$(5,263)	$(170)	(191)	(5,624)
Other comprehensive (loss) income before reclassifications	(594)	(45)	3	(636)
Amount reclassified from Accumulated other comprehensive loss	—	—	14	14
Net-current period other comprehensive (loss) income	(594)	(45)	17	(622)
Balance, December 31, 2020	(5,857)	$(215)	(174)	(6,246)
Other comprehensive (loss) income before reclassifications	(236)	(36)	51	(221)
Amount reclassified from Accumulated other comprehensive loss	—	(3)	(1)	(4)
Net-current period other comprehensive (loss) income	(236)	(39)	50	(225)
Balance, December 31, 2021	(6,093)	$(254)	(124)	(6,471)
Other comprehensive income (loss) before reclassifications	26	(81)	40	(15)
Acquisition of redeemable noncontrolling interest	(15)	—	—	(15)
Amount reclassified from Accumulated other comprehensive loss(2)	156	(8)	(18)	130
Net-current period other comprehensive income (loss)	167	(89)	22	100
Balance, December 31, 2022	$(5,926)	$(343)	$(102)	$(6,371)

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
(2)On February 28, 2022, the Company, together with plan participants and related employee unions, agreed to the transition of one of the Company's international defined benefit pension plans to a multi-employer pension plan. Following the transition, the Company accounts for the multi-employer plan similar to a defined contribution plan, resulting in full settlement of the related defined benefit plan obligations.
In connection with the settlement, during the twelve months ended December 31, 2022, the Company reclassified $27 million (net of $10 million tax expense) in unamortized actuarial gains from Accumulated other comprehensive loss, of which $19 million was attributable to Bunge (net of $7 million in tax expense), and $8 million was attributable to redeemable non-controlling interest (net of $3 million in tax expense).
The year ended December 31, 2022 also included the release of cumulative translation adjustments upon the disposition of substantially all of its wheat milling business in Mexico of $158 million, which had been previously reserved through Cost of goods sold, in the consolidated statements of income in the year ended December 31, 2021 (see Note 3- Acquisitions and Dispositions).

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
26. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(US$ in millions, except for share data)	2022	2021	2020
Net income	$1,678	$2,167	$1,165
Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests	(68)	(89)	(20)
Income attributable to Bunge	1,610	2,078	1,145
Convertible preference share dividends	—	(34)	(34)
Adjustment of redeemable noncontrolling interest (1)	—	—	10
Net income available to Bunge common shareholders - Basic	$1,610	$2,044	$1,121
Add back convertible preference share dividends	—	34	34
Net income available to Bunge common shareholders - Diluted	$1,610	$2,078	$1,155

Weighted-average number of common shares outstanding:
Basic	148,712,251	141,015,388	140,693,658
Effect of dilutive shares:
—stock options and awards (2)	2,455,629	2,520,420	312,907
—convertible preference shares (3)	1,966,874	8,830,904	8,683,251
Diluted	153,134,754	152,366,712	149,689,816

Earnings per common share:
Net income attributable to Bunge common shareholders—basic	$10.83	$14.50	$7.97
Net income attributable to Bunge common shareholders—diluted	$10.51	$13.64	$7.71

(1)The redemption value adjustment of the Company's redeemable noncontrolling interest is (deducted from) added to Income attributable to Bunge as discussed further in Note 24- Redeemable Noncontrolling Interest.
(2)The weighted-average common shares outstanding-diluted excludes approximately zero, 1 million, and 6 million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)Effective March 23, 2022, (the "Conversion Date"), in accordance with the terms of the certificate of designation governing the convertible preference shares, all of the Company's issued and outstanding convertible preference shares were automatically converted into 1.2846 common shares of the Company, par value $0.01 per share. As a result of this conversion, dividends on the convertible preference shares ceased to accrue on the Conversion Date. Accordingly, holders of the convertible preference shares were not entitled to receive the $1.21875 per share dividend declared by the Company in respect of the convertible preference shares on February 23, 2022, and payable to holders of record on May 15, 2022, and no convertible preference shares were issued or outstanding as of December 31, 2022. Refer to Note 25- Equity for further information.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
27. SHARE-BASED COMPENSATION
For the years ended December 31, 2022, 2021, and 2020, Bunge recognized approximately $65 million, $61 million, and $71 million, respectively, of total compensation expense related to its stock option and restricted stock unit equity awards.
During the years ended December 31, 2022, 2021, and 2020, Bunge granted equity awards under the 2016 Equity Incentive Plan (the "2016 EIP"), a shareholder approved plan. Under the 2016 EIP, the Compensation Committee of Bunge's Board of Directors may grant equity-based awards to officers, employees, consultants, and independent contractors in the form of stock options, restricted stock units (performance-based or time-based) or other equity-based awards. Shares issued under the 2016 EIP may consist, in whole or in part, of authorized and unissued shares, treasury shares, or shares reacquired by the Company in any manner, or a combination thereof.
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
Bunge also established the Bunge Limited 2017 Non-Employee Directors Equity Incentive Plan (the "2017 NED Plan"), a shareholder approved plan. Under the 2017 NED Plan, the Compensation Committee may grant equity-based awards to non-employee directors of Bunge Limited. Awards may consist of restricted stock, restricted stock units, deferred restricted stock units, and non-statutory stock options.
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

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
Assumptions:	2022(1)	2021(1)	2020
Expected option term (in years)	—	—	6.69
Expected dividend yield	—%	—%	4.64%
Expected volatility	—%	—%	27.42%
Risk-free interest rate	—%	—%	0.70%
(1)No options granted during 2022 and 2021 as Bunge ceased awarding stock options to employees beginning January 1, 2021.
A summary of option activity under the plans for the year ended December 31, 2022 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (US$ in millions)
Outstanding at January 1, 2022	3,199,255	$62.28
Exercised	(1,314,428)	71.21
Forfeited or expired	(29,146)	45.43
Outstanding at December 31, 2022 (1)	1,855,681	56.22	5.54	$81
Exercisable at December 31, 2022	1,651,507	$57.88	5.34	$69
(1)Includes 17,520 options to be cash settled.
The weighted-average grant date fair value of options granted during the year ended December 31, 2020 was $5.89. There were no options granted during the year ended December 31, 2022 or 2021. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was approximately $44 million, $30 million, and $2 million, respectively.
At December 31, 2022, the total unrecognized compensation cost related to non-vested stock options granted under the equity incentive plan is expected to be recognized over the next year and not be significant.
A summary of restricted stock unit activity under Bunge's plans for the year ended December 31, 2022 is presented below.

Restricted Stock Units	Shares	Weighted-Average Grant-Date Fair Value
Time-based restricted stock units at January 1, 2022	1,111,288	$60.38
TBRSUs Granted	403,293	104.92
Vested/issued (1)	(409,030)	52.19
Forfeited	(50,072)	69.04
Time-based restricted stock units at December 31, 2022 (2) (3)	1,055,479	$80.30

Performance-based restricted stock units at January 1, 2022	1,012,353	$59.36
PBRSUs Granted	244,871	116.86
Additional PBRSUs granted on achievement of performance targets	384,561	52.48
Vested/issued (1)	(784,169)	53.00
Forfeited	(49,943)	116.19
Performance-based restricted stock units at December 31, 2022 (2)	807,673	78.68

Total restricted stock units at December 31, 2022 (2)	1,863,152	$79.60

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)During the year ended December 31, 2022, Bunge issued a total of 816,192 common shares, net of common shares withheld to cover taxes, including related common shares representing accrued dividends, with a weighted-average fair value of $52.52 per share upon vesting of TBRSUs and PBRSUs.
(2)Includes accrued unvested dividends, which are payable in Bunge's common shares upon vesting of underlying restricted stock units.
(3)Includes 15,764 TBRSUs to be cash settled.
At December 31, 2022, there was approximately $90 million of total unrecognized compensation cost related to restricted stock units granted under the equity incentive plans, which is expected to be recognized over the next two years. The total fair value of restricted stock units vested during the year ended December 31, 2022 was approximately $63 million.
Common Shares Reserved for Share-Based Awards—The 2017 NED Plan and the 2016 EIP provide that 320,000 and 10,900,000 common shares, respectively, are to be reserved for grants of stock options, restricted stock units and other awards under the plans. During 2021, Bunge shareholders approved an increase to the 2017 NED Plan of 200,000 common shares, and during 2020, Bunge shareholders approved an increase to the 2016 EIP of 5,100,000 common shares. At December 31, 2022, 176,569 and 3,639,750 common shares were available for future grants under the 2017 NED Plan and the 2016 EIP, respectively. No shares are currently available for grant under any other Bunge Limited equity incentive plan.

28. LEASES
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
    The Company’s leases range in length of term, with a weighted average remaining lease term of 3.9 years, but with one water rights lease for up to 89 years. Renewal options are generally exercisable solely at the Company’s discretion. When a renewal option is reasonably certain to be exercised, such additional terms are considered when calculating the associated operating lease asset and liability. When determining the lease liability at commencement of the lease, the present value of lease payments is generally based on the Company’s incremental borrowing rate determined using a portfolio approach and the Company’s incremental cost of debt, adjusted to arrive at the rate in the applicable country and for the applicable term of the lease, as the rate implicit in the lease is generally not readily determinable. As of December 31, 2022, such weighted average discount rate was 4.5%.
    Certain of the Company’s freight supply agreements for ocean freight vessels and rail cars may include rental payments that are variable in nature. Variable payments on time charter agreements for ocean freight vessels under freight supply agreements are dependent on then current market daily hire rates. Variable payments for certain rail cars can be based on volumes, and in some cases, benchmark interest rates. All such variable payments, other than those that depend on an index or rate, are not included in the calculation of the associated operating lease asset or liability subsequent to the inception date of the associated lease and are recorded as expense in the period in which the adjustment to the variable payment obligation is incurred. Certain of the Company’s lease agreements related to railcars and barges contain residual value guarantees (see Note 22- Commitments and Contingencies). None of the Company’s lease agreements contain material restrictive covenants.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
    The components of lease expense were as follows:

	Year Ended December 31,
(US$ in millions)	2022	2021
Operating lease cost	$479	$343
Short-term lease cost	1,485	1,439
Variable lease cost	69	79
Sublease income	(335)	(309)
Total lease cost	$1,698	$1,552

    Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating lease liability principal payments	$480	$343
Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease obligations	$567	$384

    Maturities of lease liabilities for operating leases as of December 31, 2022, are as follows:

(US$ in millions)
2023	$457
2024	246
2025	134
2026	107
2027	48
Thereafter	85
Total lease payments (1)	1,077
Less imputed interest	(105)
Present value of lease liabilities, as separately presented on the consolidated balance sheet	$972

(1)Minimum lease payments have not been reduced by minimum sublease income receipts of $101 million due in future periods under non-cancelable subleases as of December 31, 2022. Non-cancelable subleases primarily relate to agreements with third parties for the use of portions of certain facilities with remaining sublease terms of up to seven years. Additionally, from time to time, the Company may enter into re-let agreements to sell the right to use ocean freight vessels under time charter agreements when excess capacity is available.

    The Company is expected to have additional operating leases for ocean freight vessels that have not yet commenced, of $281 million over the lives of the leases, as well as subleases for ocean freight vessels that have not yet commenced with income of $17 million over the lives of the subleases. The operating leases are expected to commence in 2024 and 2025, with lease terms ranging between five and seven years. The subleases are expected to commence early in 2023, with lease terms of up to two years.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
29. SEGMENT INFORMATION
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
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production and marketing of products derived from vegetable oils. The Milling segment involves the processing, production and marketing of products derived primarily from wheat and corn. The Sugar & Bioenergy segment primarily comprises the net earnings from the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP.
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

	As of, and for the year ended, December 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Eliminations	Total
Net sales to external customers	$47,700	$16,850	$2,388	$259	$35	$—	$67,232
Inter–segment revenues	10,200	306	564	—	—	(11,070)	—
Foreign exchange gains (losses) – net	2	(14)	4	2	(5)	—	(11)
EBIT - Noncontrolling interests (1)	(45)	(12)	(1)	—	(9)	—	(67)
Other (expense) income – net	(67)	(29)	1	2	84	—	(9)
Income (loss) from affiliates	67	—	—	93	(55)	—	105
Segment EBIT (2)	1,715	746	162	105	(397)	—	2,331
Depreciation, depletion and amortization	(203)	(146)	(32)	—	(27)	—	(408)
Total assets	16,486	3,886	1,195	334	2,679	—	24,580
Capital Expenditures	312	169	30	—	44	—	555

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of, and for the year ended, December 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Eliminations	Total
Net sales to external customers	$43,636	$13,332	$1,909	$270	$5	$—	$59,152
Inter–segment revenues	8,134	456	192	—	—	(8,782)	—
Foreign exchange losses – net	(24)	(1)	(2)	—	(11)	—	(38)
EBIT - Noncontrolling interests (1)	(28)	(73)	(1)	—	3	—	(99)
Other income – net	215	239	—	1	54	—	509
Income (loss) from affiliates	56	—	(2)	106	—	—	160
Segment EBIT (3)	2,290	666	(74)	112	(333)	—	2,661
Depreciation, depletion and amortization	(206)	(149)	(39)	—	(30)	—	(424)
Total assets	15,989	4,152	1,323	211	2,144	—	23,819
Capital Expenditures	236	92	28	0	43	—	399

	As of, and for the year ended, December 31, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Eliminations	Total
Net sales to external customers	$30,047	$9,599	$1,616	$142	$—	$—	$41,404
Inter–segment revenues	5,123	266	252	—	—	(5,641)	—
Foreign exchange gains (losses) – net	150	(2)	4	—	(2)	—	150
EBIT - Noncontrolling interests (1)	(21)	(2)	—	—	—	—	(23)
Other income (expense) – net	42	95	(1)	2	(12)	—	126
Income (loss) from affiliates	47	—	(1)	(92)	(1)	—	(47)
Segment EBIT (4)	1,560	440	91	(87)	(371)	—	1,633
Depreciation, depletion and amortization	(211)	(149)	(45)	—	(30)	—	(435)
Total assets	17,453	3,629	1,256	160	1,157	—	23,655
Capital Expenditures	202	106	22	13	22	—	365

(1)Includes Net (income) attributable to noncontrolling interests and redeemable noncontrolling interests adjusted for noncontrolling interests' share of interest and taxes.
(2)2022 EBIT includes $80 million of charges resulting from the Ukraine-Russia war, recorded in Cost of goods sold, primarily related to losses associated with inventories physically located in occupied territories in Ukraine or in difficult to access locations with high costs of recovery; $106 million of charges on the classification of our Russian oilseed processing business as held-for-sale, recorded in Cost of goods sold; a $29 million gain, at Bunge's then-70% share, related to the settlement of one of the Company’s international defined benefit pension plans, recorded in Other (expense) income - net; and $53 million of charges related to the impairment of two equity investments, recorded in Income (loss) from affiliates.
(3)2021 EBIT includes a $158 million gain on sale of a portfolio of interior grain elevators located in the United States (U.S. Grain Disposition), recorded in Other (expense) income - net; $170 million in gains on sales of assets, comprising a $151 million gain on sale of our Rotterdam Oils Refinery, at Bunge’s then-70% share, and a $19 million gain on sale of an oils packaging facility in Mexico, both recorded in Other (expense) income - net; a $35 million fixed asset impairment charge, at Bunge’s then-70% share, recorded in Cost of goods sold; and a $170 million expense related to the classification of our Mexican wheat milling business as held-for-sale, recorded in Cost of goods sold.

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)2020 EBIT includes a $98 million gain on sale of certain Brazilian margarine and mayonnaise assets, recorded in Other (expense) income - net; $49 million of indirect tax credits related to the favorable resolution of a Brazilian tax claim, recorded in Net sales; $66 million in charges primarily related to a provision against an historic aged receivable deemed uncollectible following a legal settlement, of which $51 million was recorded in Selling, general and administrative expense and $15 million was recorded in Other (expense) income - net; $12 million of pension expense related to a partial settlement of Bunge's U.S. Pension Plan, following a one-time lump-sum offering to certain participants, recorded in Other (expense) income - net; and $5 million of severance and other employee benefit costs, recorded in Selling, general and administrative expense.
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
A reconciliation of Net income attributable to Bunge to Total segment EBIT follows:

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Net income attributable to Bunge	$1,610	$2,078	$1,145
Interest income	(71)	(48)	(22)
Interest expense	403	243	265
Income tax expense	388	398	248
Noncontrolling interests' share of interest and tax	1	(10)	(3)
Total segment EBIT from continuing operations	$2,331	$2,661	$1,633
Net sales by product group to external customers were as follows:

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Agricultural Commodity Products	$47,700	$43,636	$30,047
Refined and Specialty Oil Products	16,850	13,332	9,599
Milling Products	2,388	1,909	1,616
Sugar and Bioenergy Products	259	270	142
Other Products	35	5	—
Total	$67,232	$59,152	$41,404
Geographic area information for Net sales to external customers, determined based on the location of the subsidiary making the sale, and long-lived assets follows:

	Year Ended December 31,
(US$ in millions)	2022	2021	2020
Net sales to external customers:
Europe	$26,089	$22,249	$14,998
United States	16,939	14,660	10,494
Asia-Pacific	13,829	12,334	8,564
Brazil	5,487	4,520	4,396
Argentina	1,576	2,669	817
Canada	2,431	1,839	1,314
Rest of world	881	881	821
Total	$67,232	$59,152	$41,404

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(US$ in millions)	2022	2021
Long-lived assets: (1)
Brazil	$545	$490
United States	1,235	1,143
Europe	955	1,009
Asia-Pacific	378	394
Canada	334	307
Argentina	157	141
Rest of world	13	15
Total	$3,617	$3,499

(1)Long-lived assets comprise Property, plant and equipment, net.

As further described in Note 1- Nature of Business, Basis of Presentation and Significant Accounting Policies, the Company’s revenue comprises sales from commodity contracts that are accounted for under ASC 815, Derivatives and Hedging (ASC 815) and sales of other products and services that are accounted for under ASC 606, Revenue from Contracts with Customers (ASC 606). The following tables provide a disaggregation of Net sales to external customers between sales from commodity contracts (ASC 815) and sales from contracts with customers (ASC 606):

	Year Ended December 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$44,553	$1,198	$154	$253	$—	$46,158
Sales from contracts with customers (ASC 606)	3,147	15,652	2,234	6	35	21,074
Net sales to external customers	$47,700	$16,850	$2,388	$259	$35	$67,232

	Year Ended December 31, 2021
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$41,032	$1,024	$21	$264	$—	$42,341
Sales from contracts with customers (ASC 606)	2,604	12,308	1,888	6	5	16,811
Net sales to external customers	$43,636	$13,332	$1,909	$270	$5	$59,152

	Year Ended December 31, 2020
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate & Other	Total
Sales from commodity contracts (ASC 815)	$28,559	$2,142	$31	$139	$—	$30,871
Sales from contracts with customers (ASC 606)	1,488	7,457	1,585	3	—	10,533
Net sales to external customers	$30,047	$9,599	$1,616	$142	$—	$41,404

BUNGE LIMITED AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
30. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
(US$ in millions, except per share data)	First	Second	Third	Fourth	Year
2022
Net sales	$15,880	$17,933	$16,759	$16,660	$67,232
Gross profit	1,204	772	888	818	3,682
Net income	696	225	383	374	1,678
Net income attributable to Bunge	688	206	380	336	1,610
Earnings per common share—basic(1)
Net income attributable to Bunge common shareholders	$4.83	$1.36	$2.52	$2.24	$10.83
Earnings per common share—diluted(1)
Net income attributable to Bunge common shareholders	$4.48	$1.34	$2.49	$2.21	$10.51

2021
Net sales	$12,961	$15,391	$14,117	$16,683	$59,152
Gross profit	1,147	665	862	689	3,363
Net income	917	369	649	232	2,167
Net income attributable to Bunge	831	362	653	231	2,078
Earnings per common share—basic(1)
Net income attributable to Bunge common shareholders	$5.86	$2.50	$4.56	$1.58	$14.50
Earnings per common share—diluted(1)
Net income attributable to Bunge common shareholders	$5.52	$2.37	$4.28	$1.52	$13.64

(1)Earnings per share attributable to Bunge common shareholders for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings per share for the years ended December 31, 2022 and 2021 may not equal the total computed for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED
Dated:	February 24, 2023	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 24, 2023	By:	/s/ GREGORY A. HECKMAN
Gregory A. Heckman Chief Executive Officer and Director
February 24, 2023	By:	/s/ JOHN W. NEPPL
John W. Neppl Executive Vice President and Chief Financial Officer
February 24, 2023	By:	/s/ J. MATT SIMMONS, JR.
J. Matt Simmons, Jr. Controller and Principal Accounting Officer
February 24, 2023	By:	/s/ Eliane Aleixo Lustosa de Andrade
Eliane Aleixo Lustosa de Andrade Director
February 24, 2023	By:	/s/ SHEILA BAIR
Sheila Bair Director
February 24, 2023	By:	/s/ CAROL M. BROWNER
Carol M. Browner Director
February 24, 2023	By:	/s/ J. ERIK FYRWALD
J. Erik Fyrwald Director
February 24, 2023	By:	/s/ BERNARDO HEES
Bernardo Hees Director
February 24, 2023	By:	/s/ KATHLEEN W. HYLE
Kathleen W. Hyle Director and Chair of the Board of Directors
February 24, 2023	By:	/s/ HENRY W. WINSHIP
Henry W. Winship Director
February 24, 2023	By:	/s/ MARK N. ZENUK
Mark N. Zenuk Director
February 24, 2023	By:	/s/ MICHAEL KOBORI
Michael Kobori Director
February 24, 2023	By:	/s/ KENNETH SIMRIL
Kenneth Simril Director

S-2