Form 10-Q
period 2023-03-31
BUNGELTD
filed 2023-05-03
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of April 28, 2023, the number of common shares outstanding of the registrant was:
Common shares, par value $.01 per share:150,596,246

BUNGE LIMITED

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$15,328	$15,880
Cost of goods sold	(14,147)	(14,676)
Gross profit	1,181	1,204
Selling, general and administrative expenses	(353)	(308)
Interest income	43	9
Interest expense	(112)	(111)
Foreign exchange (losses) gains	49	12
Other income (expense) – net	15	(47)
Income (loss) from affiliates	19	45
Income (loss) before income tax	842	804
Income tax (expense) benefit	(183)	(108)
Net income (loss)	659	696
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(27)	(8)
Net income (loss) attributable to Bunge	$632	$688

Earnings per common share—basic (Note 18)
Net income (loss) attributable to Bunge common shareholders - basic	$4.21	$4.83

Earnings per common share—diluted (Note 18)
Net income (loss) attributable to Bunge common shareholders - diluted	$4.15	$4.48
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$659	$696
Other comprehensive income (loss):
Foreign exchange translation adjustment	125	389
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $(1) in 2023 and $(2) in 2022	(26)	(117)
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of zero in 2023 and $11 in 2022	104	(29)
Total other comprehensive income (loss)	203	243
Total comprehensive income (loss)	862	939
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(30)	7
Total comprehensive income (loss) attributable to Bunge	$832	$946
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,052	$1,104
Trade accounts receivable (less allowances of $89 and $90) (Note 4)	2,789	2,829
Inventories (Note 5)	8,952	8,408
Assets held for sale (Note 2)	—	36
Other current assets (Note 6)	4,247	4,381
Total current assets	19,040	16,758
Property, plant and equipment, net	3,731	3,617
Operating lease assets	953	1,024
Goodwill	478	470
Other intangible assets, net	356	360
Investments in affiliates	1,129	1,012
Deferred income taxes	724	712
Other non-current assets (Note 7)	699	627
Total assets	$27,110	$24,580
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$540	$546
Current portion of long-term debt (Note 13)	868	846
Trade accounts payable (includes $1,006 and $643 carried at fair value) (Note 11)	5,476	4,386
Current operating lease obligations	408	425
Liabilities held for sale (Note 2)	—	18
Other current liabilities (Note 10)	3,116	3,379
Total current liabilities	10,408	9,600
Long-term debt (Note 13)	4,312	3,259
Deferred income taxes	375	365
Non-current operating lease obligations	490	547
Other non-current liabilities (Note 16)	802	849
Redeemable noncontrolling interest	4	4
Equity (Note 17):
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2023 – 150,585,513 shares, 2022 – 149,907,932 shares	1	1
Additional paid-in capital	6,688	6,692
Retained earnings	10,757	10,222
Accumulated other comprehensive income (loss) (Note 17)	(6,171)	(6,371)
Treasury shares, at cost; 2023 and 2022 - 18,835,812 shares	(1,320)	(1,320)
Total Bunge shareholders’ equity	9,955	9,224
Noncontrolling interests	764	732
Total equity	10,719	9,956
Total liabilities, redeemable noncontrolling interest and equity	$27,110	$24,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$659	$696
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Foreign exchange (gain) loss on net debt	(50)	(116)
Bad debt expense	(1)	5
Depreciation, depletion and amortization	102	102
Share-based compensation expense	17	16
Deferred income tax expense (benefit)	11	(54)
(Gain) loss on sale of investments and property, plant and equipment	(3)	(1)
Other, net	(5)	2
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	5	(392)
Inventories	(434)	(2,350)
Secured advances to suppliers	15	(52)
Trade accounts payable and accrued liabilities	802	1,167
Advances on sales	(119)	(30)
Net unrealized (gains) losses on derivative contracts	(424)	213
Margin deposits	141	(388)
Recoverable and income taxes, net	128	(11)
Marketable securities	13	243
Beneficial interest in securitized trade receivables	—	(1,637)
Other, net	74	(69)
Cash provided by (used for) operating activities	931	(2,656)
INVESTING ACTIVITIES
Payments made for capital expenditures	(173)	(106)
Proceeds from investments	1	18
Payments for investments	(4)	(54)
Settlements of net investment hedges	—	(1)
Proceeds from beneficial interest in securitized trade receivables	61	1,613
Proceeds from disposals of businesses and property, plant and equipment	159	—
Payments for investments in affiliates	(94)	—
Other, net	95	(22)
Cash provided by (used for) investing activities	45	1,448
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	7	990
Proceeds from short-term debt with maturities greater than three months	154	491
Repayments of short-term debt with maturities greater than three months	(158)	(180)
Proceeds from long-term debt	1,000	30
Repayments of long-term debt	(1)	(601)
Proceeds from the exercise of options for common shares	3	32
Dividends paid to common and preference shareholders	(94)	(82)
Other, net	(10)	28
Cash provided by (used for) financing activities	901	708
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	28	1
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	1,905	(499)
Cash and cash equivalents, restricted cash, and cash held for sale - beginning of period	1,152	905
Cash and cash equivalents, restricted cash, and cash held for sale - end of period	$3,057	$406
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2023	$4	—	$—	149,907,932	$1	$6,692	$10,222	$(6,371)	$(1,320)	$732	$9,956
Net income (loss)	—	—	—	—	—	—	632	—	—	27	659
Other comprehensive income (loss)	—	—	—	—	—	—	—	200	—	3	203
Dividends on common shares, $0.625 per share	—	—	—	—	—	—	(94)	—	—	—	(94)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	—	2	2
Share-based compensation expense	—	—	—	—	—	17	—	—	—	—	17
Issuance of common shares, including stock dividends	—	—	—	677,581	—	(21)	(3)	—	—	—	(24)
Balance, March 31, 2023	$4	—	$—	150,585,513	$1	$6,688	$10,757	$(6,171)	$(1,320)	$764	$10,719

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2022	$381	6,899,683	$690	141,057,414	$1	$5,590	$8,979	$(6,471)	$(1,120)	$156	$7,825
Net income (loss)	4	—	—	—	—	—	688	—	—	4	692
Other comprehensive income (loss)	(15)	—	—	—	—	—	—	258	—	—	258
Dividends on common shares, $0.525 per share	—	—	—	—	—	—	(81)	—	—	—	(81)
Share-based compensation expense	—	—	—	—	—	16	—	—	—	—	16
Conversion of preference shares to common shares	—	(6,899,683)	(690)	8,863,331	—	690	—	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	1,732,324	—	36	(5)	—	—	—	31
Balance, March 31, 2022	$370	—	$—	151,653,069	$1	$6,332	$9,581	$(6,213)	$(1,120)	$160	$8,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2022 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, forming part of Bunge’s 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023.
Effective January 1, 2023, the Company changed its reporting of cash proceeds from and repayments of short-term debt with maturities of three months or less to be presented on a net basis in its condensed consolidated statements of cash flows. Prior to January 1, 2023, the Company presented cash proceeds from and repayments of short-term debt with maturities of three months or less separately in its consolidated statements of cash flows. Prior period amounts have been reclassified to conform to current presentation.
Ukraine-Russia War
On February 24, 2022, Russia initiated a military invasion of Ukraine (the "war"). Bunge’s Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture. As of March 31, 2023, total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries each comprise approximately 2% of Bunge’s consolidated Total assets and Total liabilities, respectively.
Bunge’s operational activities in Ukraine have steadily increased during recent months, but remain limited and are subject to Bunge's ability to perform activities safely. The scope, intensity, duration, and outcome of the ongoing war is uncertain, and any continuation or escalation of the war may have a material adverse effect on Bunge, including its Ukrainian operations.
In the three months ended March 31, 2023, the Company recognized mark-to-market gains of $10 million in Cost of goods sold in the condensed consolidated statements of income related to inventory recovered from its Mykolaiv and other facilities which had no carrying value as of December 31, 2022. No impairments or charges related to the war were recorded in the three months ended March 31, 2023. Please refer to Note 2 - Ukraine-Russia War, included in the Company's 2022 Annual Report on Form 10-K for further details regarding the impact of the war on Bunge's financial statements.
Cash, Cash Equivalents and Restricted Cash
    Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash, reported within the condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(US$ in millions)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$3,052	$386
Restricted cash included in Other current assets	5	20
Total	$3,057	$406

Cash paid for income taxes, net of refunds received, was $39 million and $103 million for the three months ended March 31, 2023 and 2022, respectively. Cash paid for interest expense was $94 million and $122 million for the three months ended March 31, 2023 and 2022, respectively.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting designed to ease the financial reporting burden related to reference rate reform. In December 2022, the FASB subsequently issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to ensure the relief in Topic 848 covers the period of time during which a significant number of modifications to eligible contracts and hedging relationships may take place. The ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is applying this guidance prospectively to all eligible contract modifications through December 31, 2024. As of March 31, 2023, the adoption of this guidance has not had, and is not expected to have, a material impact on Bunge's condensed consolidated financial statements.

2.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
On April 14, 2023, Bunge, through its 80% ownership of Bunge Loders Croklaan joint venture with IOI Corporation Berhad, completed its purchase of Fuji Oils New Orleans, LLC's port-based refinery. The refinery is located in International-Matex Tank Terminals' Avondale Terminal, in Avondale, Louisiana in the United States. Cash consideration for the purchase included approximately $178 million, plus an additional de minimis sum for the value of net working capital acquired on the date of closing.
Dispositions
Russian Oilseed Processing and Refining Operations Disposition
On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia (referred to as the "disposal group"), to Karen Vanetsyan (the "Buyer"), in exchange for a cash price approximately equal to the book value of the disposal group's net assets. On January 9, 2023, Bunge and the Buyer agreed to a purchase price adjustment. The purchase price adjustment and cumulative translation adjustment losses, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $103 million, recognized in Cost of goods sold for the year ended December 31, 2022. On February 3, 2023, the transaction closed in accordance with the terms of the agreement with no material impact to the condensed consolidated statement of income for the three months ended March 31, 2023.

In connection with the transaction, Bunge agreed to indemnify the Buyer against certain legal claims involving Bunge's Russian subsidiary. Management has assessed the likelihood of any loss related to claims covered by the indemnity as remote, and recognized a liability in accordance with Accounting Standards Codification ("ASC") 460, Guarantees. See Note 15 - Commitments and Contingencies for more information.
The following table presents the book values of the major classes of assets and liabilities that were included in the disposal group at the closing date. Intercompany balances between the disposal group and other Bunge consolidated entities have been omitted. Assets included in the disposal group comprised $12 million and $21 million, reported under the Agribusiness segment and Refined and Specialty Oils segment, respectively. Liabilities included in the disposal group comprised $6 million and $13 million, reported under the Agribusiness segment and Refined and Specialty Oils segment, respectively.

(US$ in millions)
Cash and cash equivalents	$19
Trade accounts receivable (less allowances of zero)	15
Inventories	33
Other current assets	14
Property, plant and equipment, net	24
Goodwill & Other intangible assets, net	10
Other non-current assets	8
Impairment reserve	(90)
Total assets	$33

Trade accounts payable and accrued liabilities	$3
Other current liabilities	16
Total liabilities	$19

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
            As of March 31, 2023 and December 31, 2022, time deposits and LCs of $5,585 million and $5,901 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. At March 31, 2023 and December 31, 2022, time deposits, including those presented on a net basis, carried weighted-average interest rates of 4.58% and 3.46%, respectively. During the three months ended March 31, 2023 and 2022, total net proceeds from issuances of LCs were $1,381 million and $1,609 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to 365 days. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of March 31, 2023 or December 31, 2022. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 are included in Note 12 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three month periods ended March 31, 2023 and 2022.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for lifetime expected credit losses related to trade accounts receivable were as follows:

	Three Months Ended March 31, 2023
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2023	$90	$46	$136
Current period provisions	15	—	15
Recoveries	(17)	—	(17)
Write-offs charged against the allowance	—	(12)	(12)
Foreign exchange translation differences	1	—	1
Allowance as of March 31, 2023	$89	$34	$123

(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

	Three Months Ended March 31, 2022
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2022	$85	$47	$132
Current period provisions	15	—	15
Recoveries	(9)	—	(9)
Write-offs charged against the allowance	(10)	(2)	(12)
Foreign exchange translation differences	3	4	7
Allowance as of March 31, 2022	$84	$49	$133
(1)     Long-term portion of the allowance for credit losses included in Other non-current assets.

Trade Receivables Securitization Program
Bunge and certain of its subsidiaries participate in a trade receivables securitization program (the "Program") with a financial institution, as administrative agent, and certain commercial paper conduit purchasers and committed purchasers (collectively, the "Purchasers"). Koninklijke Bunge B.V., a wholly owned subsidiary of Bunge, acts as master servicer, responsible for servicing and collecting the accounts receivable for the Program. The Program is designed to enhance Bunge’s financial flexibility by providing an additional source of liquidity for its operations.
Bunge may also, from time to time with the consent of the administrative agent, request one or more of the existing committed purchasers or new committed purchasers to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision. The Program includes sustainability provisions, pursuant to which the applicable margin will be increased or decreased based on Bunge's performance relative to certain sustainability targets, including, but not limited to, science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025.
On November 16, 2022, Bunge and certain of its subsidiaries amended the Program from a deferred purchase price structure to a pledge structure. Under the new structure, Bunge Securitization B.V. ("BSBV"), a consolidated bankruptcy remote special purpose entity, transfers certain trade receivables to the Purchasers in exchange for a cash payment up to $1.1 billion and retains ownership of a population of unsold receivables. BSBV agrees to guaranty the collection of sold receivables and grants a lien to the administrative agent on all unsold receivables. Collections on unsold receivables and guarantee payments are classified as operating activities in Bunge’s condensed consolidated statements of cash flows.
At November 16, 2022, the effective date of the amended Program, $741 million of sold receivables were repurchased through a non-cash investing exchange of the Deferred Purchase Price ("DPP"). As of March 31, 2023, the Company had collected a total of $707 million of repurchased receivables, including $61 million collected in the first quarter of 2023, which are reported as Proceeds from beneficial interest in securitized trade receivables under investing activities in the consolidated statements of cash flows.

The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate on May 17, 2025, unless extended for an additional period in accordance with the terms of the receivables transfer agreement.

(US$ in millions)	March 31, 2023	December 31, 2022
Receivables sold that were derecognized from Bunge's balance sheet	$1,100	$1,100
Unsold receivables pledged to the administrative agent and included in Trade accounts receivable	$645	$583
Bunge's risk of loss following the sale of trade receivables is substantially the same as the previous DPP structure and limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Three Months Ended March 31,
(US$ in millions)	2023	2022
Gross receivables sold	$3,635	$4,080
Proceeds received in cash related to transfers of receivables (1)	$3,594	$3,511
Cash collections from customers on receivables previously sold	$3,635	$4,007
Discounts related to gross receivables sold included in SG&A	$13	$2

(1)    Prior to November 16, 2022, the Company recognized these proceeds net of the DPP, consisting of a receivable from the Purchasers that entitled the Company to certain collections on the receivable. The Company recognized the collection of the DPP in net cash provided by investing activities in the condensed consolidated statements of cash flows. As a result of the November 16, 2022 amendment, Bunge reports collections on newly originated, unsold receivables held by BSBV as operating cash flows in the condensed consolidated statements of cash flows.

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

(US$ in millions)	March 31, 2023	December 31, 2022
Agribusiness (1)	$7,458	$6,756
Refined and Specialty Oils (2)	1,148	1,316
Milling (3)	341	332
Corporate and Other	5	4
Total	$8,952	$8,408
(1)    Includes RMI of $6,954 million and $6,286 million at March 31, 2023, and December 31, 2022, respectively. Assets held for sale includes RMI of zero and $26 million at March 31, 2023, and December 31, 2022, respectively. Of these amounts, $5,731 million and $4,789 million can be attributable to merchandising activities at March 31, 2023, and December 31, 2022, respectively.
(2)    Includes RMI of $227 million and $271 million at March 31, 2023, and December 31, 2022, respectively.
(3)    Includes RMI of $50 million and $97 million at March 31, 2023, and December 31, 2022, respectively.

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	March 31, 2023	December 31, 2022
Unrealized gains on derivative contracts, at fair value	$1,924	$1,597
Prepaid commodity purchase contracts (1)	288	254
Secured advances to suppliers, net (2)	330	365
Recoverable taxes, net	361	365
Margin deposits	653	791
Marketable securities and other short-term investments (3)	97	119
Income taxes receivable	28	102
Prepaid expenses	289	376
Restricted cash	5	26
Other	272	386
Total	$4,247	$4,381
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing activities. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $8 million and $7 million at March 31, 2023 and December 31, 2022, respectively.
(-)    Interest earned on secured advances to suppliers of $7 million and $6 million for the three months ended March 31, 2023, and 2022, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - The Company invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	March 31, 2023	December 31, 2022
Foreign government securities	$55	$68
Equity securities	13	23
Other	29	28
Total	$97	$119
    As of March 31, 2023, and December 31, 2022, $67 million and $89 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximated their fair values. For the three months ended March 31, 2023, and 2022, unrealized losses of $7 million and $102 million, respectively, have been recognized in Other income (expense) - net for investments held at March 31, 2023, and 2022.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	March 31, 2023	December 31, 2022
Recoverable taxes, net (1)	$34	$59
Judicial deposits (1)	116	110
Other long-term receivables, net (2)	15	16
Income taxes receivable (1)	208	143
Long-term investments (3)	167	163
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	44	32
Unrealized gains on derivative contracts, at fair value	1	1
Other	106	95
Total	$699	$627
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of March 31, 2023, and December 31, 2022, $11 million and $9 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $13 million and $14 million at March 31, 2023, and December 31, 2022, respectively.
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
Long-term receivables from farmers in Brazil, net - The Company provides financing to farmers in Brazil, primarily through secured advances against farmer commitments to deliver agricultural commodities (primarily soybeans) upon harvest of the then-current year’s crop, and through credit sales of fertilizer to farmers. Certain such long-term receivables from farmers are originally recorded in Other current assets as prepaid commodity purchase contracts or secured advances to suppliers (see Note 6 - Other Current Assets) or Other non-current assets according to their maturity. Advances initially recorded in Other current assets are reclassified to Other non-current assets if collection issues arise and amounts become past due with resolution of such matters expected to take more than one year.

The average recorded investment in long-term receivables from farmers in Brazil for the three months ended March 31, 2023, and the year ended December 31, 2022, was $73 million and $90 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	March 31, 2023		December 31, 2022
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$35	$35	$40	$34
Renegotiated amounts	2	2	2	2
For which no allowance has been provided:
Legal collection process (1)	24	—	19	—
Renegotiated amounts (2)	9	—	7	—
Other long-term receivables (3)	11	—	—	—
Total	$81	$37	$68	$36
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Three Months Ended March 31,
(US$ in millions)	2023	2022
Allowance as of January 1	$36	$36
Bad debt provisions	—	—
Recoveries	—	(1)
Write-offs	—	—
Transfers	—	—
Foreign exchange translation	1	7
Allowance as of March 31	$37	$42

8.    VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
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
The Joint Venture's assets can only be used to settle the Joint Venture’s own obligations and the Joint Venture’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with the Joint Venture at any given time. The following table presents the values of the assets and liabilities associated with the Joint Venture, which are included in Bunge’s consolidated balance sheets as of March 31, 2023 and December 31, 2022. All amounts exclude intercompany balances, which have been eliminated upon consolidation.

For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such these VIEs have been excluded from the below table.

(US$ in millions)	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$544	$528
Trade accounts receivable	1	—
Inventories	79	85
Other current assets	116	98
Total current assets	740	711
Property, plant and equipment, net	76	65
Total assets	$816	$776

Current liabilities:
Trade accounts payable and accrued liabilities	$52	$81
Other current liabilities	114	85
Total current liabilities	166	166
Total liabilities	$166	$166

For additional information on VIEs for which Bunge has determined it is not the primary beneficiary, along with the Company's related maximum exposure to losses associated with such investments, please refer to Note 12 - Investments in Affiliates and Variable Interest Entities, included in the Company's 2022 Annual Report on Form 10-K.

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
Income tax expense for the three months ended March 31, 2023, and 2022 was $183 million and $108 million, respectively. The effective tax rate for the three months ended March 31, 2023, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings. The effective tax rate for the three months ended March 31, 2022, was lower than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings and the release of valuation allowances in Europe and Asia.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	March 31, 2023	December 31, 2022
Unrealized losses on derivative contracts, at fair value	$1,477	$1,570
Accrued liabilities	612	755
Advances on sales (1)	485	601
Income tax payable	249	156
Other	293	297
Total	$3,116	$3,379
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

11.    FAIR VALUE MEASUREMENTS
Bunge's various financial instruments include certain components of working capital such as trade accounts receivable and trade accounts payable. Additionally, Bunge uses short- and long-term debt to fund operating requirements. Trade accounts receivable, trade accounts payable, and short-term debt are generally stated at their carrying value, which is a reasonable estimate of fair value. See Note 3 - Trade Structured Finance Program for trade structured finance program, Note 7 - Other Non-Current Assets for long-term receivables from farmers in Brazil, net and other long-term investments, and Note 13 - Debt for long-term debt. Bunge's financial instruments also include derivative instruments and marketable securities, which are stated at fair value.
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
For a further definition of fair value and the associated fair value levels, refer to Note 16 - Fair Value Measurements, included in the Company's 2022 Annual Report on Form 10-K.

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	March 31, 2023				December 31, 2022
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$255	$596	$—	$851	$—	$81	$—	$81
Readily marketable inventories (Note 5)	—	5,923	1,308	7,231	—	6,268	412	6,680
Trade accounts receivable (1)	—	11	—	11	—	7	—	7
Unrealized gain on derivative contracts (2):
Interest rate	—	6	—	6	—	3	—	3
Foreign exchange	1	418	—	419	1	378	—	379
Commodities	188	1,047	83	1,318	136	763	101	1,000
Freight	70	—	—	70	80	—	—	80
Energy	99	3	—	102	128	2	—	130
Credit	—	10	—	10	—	5	—	5
Other (3)	24	27	27	78	33	40	27	100
Total assets	$637	$8,041	$1,418	$10,096	$378	$7,547	$540	$8,465
Liabilities:
Trade accounts payable (1)	$—	$512	$494	$1,006	$—	$513	$130	$643
Unrealized loss on derivative contracts (4):
Interest rate	—	282	—	282	—	344	—	344
Foreign exchange	1	400	—	401	1	461	—	462
Commodities	160	704	36	900	127	731	50	908
Freight	47	—	—	47	28	—	—	28
Energy	113	9	—	122	153	6	—	159
Credit	—	—	—	—	—	1	—	1
Total liabilities	$321	$1,907	$530	$2,758	$309	$2,056	$180	$2,545
(1)    These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $1 million and $1 million included in Other non-current assets at March 31, 2023, and December 31, 2022, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $275 million and $332 million included in Other non-current liabilities at March 31, 2023, and December 31, 2022, respectively.
Cash equivalents —Cash equivalents primarily includes money market funds and commercial paper investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Cash equivalents with liquid prices are valued using prices from publicly available sources and classified as Level 1. Cash equivalents with less-liquid prices are valued using third-party quotes or pricing models and classified as Level 2.
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

Marketable securities and investments—Comprise foreign government securities, corporate debt securities, deposits, equity securities, and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as Level 1. Marketable securities and investments with less-liquid prices are valued using third-party quotes or pricing models and classified as Level 2 or Level 3 as described below.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023, and 2022. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended March 31, 2023
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2023	$412	$51	$(130)	$27	$360
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	173	(15)	9	—	167
Purchases	1,644	—	(340)	—	1,304
Sales	(1,743)	—	—	—	(1,743)
Issuances	—	—	—	—	—
Settlements	—	—	40	—	40
Transfers into Level 3	838	3	(71)	—	770
Transfers out of Level 3	(21)	8	—	—	(13)
Translation adjustment	5	—	(2)	—	3
Balance, March 31, 2023	$1,308	$47	$(494)	$27	$888
(1)    Readily marketable inventories, derivatives, net, and trade accounts payable, include gains/(losses) of $215 million, $(6) million and $9 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2023.
(2)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are zero mark-to-market gains/(losses) related to securities still held at March 31, 2023.

	Three Months Ended March 31, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other (2)	Total
Balance, January 1, 2022	$205	$(31)	$(23)	—	$151
Total gains and losses (realized/unrealized) included in cost of goods sold (1)	135	36	15	—	186
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(64)	(64)
Purchases	1,246	—	(366)	—	880
Sales	(1,377)	—	—	—	(1,377)
Issuances	—	—	—	—	—
Settlements	—	—	273	(84)	189
Transfers into Level 3	964	22	(345)	218	859
Transfers out of Level 3	(47)	1	—	—	(46)
Translation adjustment	5	(1)	(1)	—	3
Balance, March 31, 2022	$1,131	$27	$(447)	$70	$781
(1)    Readily marketable inventories, derivatives, net, and trade accounts payable, includes gains/(losses) of $83 million, $52 million and $15 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at March 31, 2022.
(2)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the consolidated statements of income are $32 million in gains/(losses) related to securities still held at March 31, 2022.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted sales, purchases, selling, general and administrative expenses, and recognized assets and liabilities with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through March 2024. Of the amount currently in Accumulated other comprehensive income (loss), $4 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	March 31, 2023	December 31, 2022	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$3,770	$3,753	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(279)	$(341)	$ Notional
Carrying value of hedged debt	$3,474	$3,394	$ Notional

Fair value hedges of currency risk
Cross currency swap	$231	$232	$ Notional
Carrying value of hedged debt	$231	$232	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$247	$310	$ Notional
Foreign currency option - notional amount	$81	$108	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$482	$495	$ Notional
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
Currency derivatives are used to hedge the balance sheet and commercial exposures that arise from the Company's global operations. The impact of changes in fair value of these instruments is presented in Cost of goods sold when hedging commercial exposures and Foreign exchange (losses) gains when hedging monetary exposures.
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

The table below summarizes the volume of economic derivatives as of March 31, 2023 and December 31, 2022. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	March 31,		December 31,
	2023		2022		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$56	$(1,361)	$387	$(1,267)	$ Notional
Futures	$—	$(264)	$—	$(97)	$ Notional
Forwards	$1,316	$(1,027)	$—	$—	$ Notional
Currency
Forwards	$9,146	$(11,459)	$9,819	$(9,682)	$ Notional
Swaps	$2,729	$(2,166)	$2,441	$(2,876)	$ Notional
Futures	$—	$(9)	$11	$—	$ Notional
Options	$1	$(97)	$—	$(102)	Delta
Agricultural commodities
Forwards	28,366,935	(32,290,827)	20,493,679	(27,766,763)	Metric Tons
Swaps	—	(1,864,265)	—	(1,864,262)	Metric Tons
Futures	—	(3,790,759)	—	(4,092,772)	Metric Tons
Options	137,095	(350,844)	1,025	(216,647)	Metric Tons
Ocean freight
FFA	—	(10,880)	—	(11,197)	Hire Days
Natural gas
Forwards	50,110	(50,111)	—	—	MMBtus
Swaps	649,763	—	1,460,190	—	MMBtus
Futures	26,061,635	—	5,250,393	—	MMBtus
Electricity
Swaps	187,304	(70,239)	22,987	(8,619)	Mwh
Energy - other
Swaps	161,435	—	175,784	—	Metric Tons
Futures	—	—	1,320,881	—	Metric Tons
Energy - CO2
Futures	203,000	—	—	(38,000)	Metric Tons
Other
Swaps and futures	$10	$(65)	$20	$(50)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three months ended March 31, 2023 and 2022.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended March 31,
(US$ in millions)		2023	2022
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$1	$2

Cost of goods sold
Hedge accounting	Foreign currency	$1	$—
Economic hedges	Foreign currency	84	493
	Commodities	396	(1,255)
	Other (1)	(9)	80
Total Cost of goods sold		$472	$(682)

Selling, general & administrative
Hedge Accounting	Foreign exchange	$—	$—

Interest expense
Hedge accounting	Interest rate	$(33)	$(6)
Economic hedges	Interest rate	2	—
Total Interest expense		$(31)	$(6)

Foreign exchange (losses) gains
Hedge accounting	Foreign currency	$(2)	$(12)
Economic hedges	Foreign currency	33	59
Total Foreign exchange (losses) gains		$31	$47

Other income (expense)
Economic hedges	Interest rate	$1	$—

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in other comprehensive income (loss) during the period		$—	$—
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in other comprehensive income (loss) during the period		$(5)	$32
Gains and losses on derivatives used as net investment hedges included in other comprehensive income (loss) during the period		$(21)	$(149)

Amounts released from accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(1)	$(2)
(1)    Other includes results from freight, energy and other derivatives.

13.    DEBT
Bunge’s $600 million commercial paper program is supported by an identical amount of committed back-up bank credit lines (the "Liquidity Facility") provided by banks that are rated at least A-1 by S&P Global Ratings and P-1 by Moody’s Investors Service. The cost of borrowing under the Liquidity Facility would typically be higher than the cost of issuing under Bunge’s commercial paper program. At March 31, 2023, and December 31, 2022, there were no borrowings outstanding under the commercial paper program and no borrowings under the Liquidity Facility, respectively. The Liquidity Facility is Bunge's only revolving credit facility that requires lenders to maintain minimum credit ratings. The Liquidity Facility is set to expire on July 16, 2026. Borrowings under the commercial paper program typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the condensed consolidated statements of cash flows.
Bunge had no borrowings outstanding at March 31, 2023, under the unsecured $1.1 billion 364-day Revolving Credit Agreement (the "$1.1 Billion Credit Agreement"), with a group of lenders, entered into on July 15, 2022, and maturing on July 14, 2023. Bunge may from time-to-time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion Credit Agreement by an aggregate amount up to $250 million pursuant to an accordion provision. Borrowings will bear interest at the SOFR plus a credit spread adjustment and applicable margin, as defined in the $1.1 Billion Credit Agreement.
Bunge had no borrowings outstanding at March 31, 2023, and December 31, 2022, under the unsecured committed $1.35 billion 5-year Revolving Credit Agreement (the "$1.35 Billion Credit Agreement") with a group of lenders, maturing July 16, 2026. Bunge may, from time to time, request one or more of the existing or new lenders to increase the total commitments under the $1.35 Billion Credit Agreement by an aggregate amount up to $200 million pursuant to an accordion provision. Borrowings will bear interest at LIBOR plus an applicable margin, as defined in the $1.35 Billion Credit Agreement.
Bunge had no borrowings outstanding at March 31, 2023, and December 31, 2022, under the unsecured $865 million Revolving Credit Agreement (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $865 Million 2026 Facility.
Bunge had no borrowings outstanding at March 31, 2023, and December 31, 2022, under the unsecured $1.75 billion Revolving Credit Facility ("$1.75 Billion Revolving Credit Facility"), set to mature on December 16, 2024. The interest rate under the $1.75 Billion Revolving Credit Facility is tied to certain sustainability criteria, including, but not limited to, science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision. Borrowings under the $1.75 Billion Revolving Credit Facility will bear interest at Term SOFR plus a credit spread adjustment, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Service and S&P Global Ratings. Bunge will also pay a fee that will vary from 0.10% to 0.40% based on its utilization of the $1.75 Billion Revolving Credit Facility.
Borrowings under the committed revolving credit facilities described above typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the condensed consolidated statements of cash flows.
At March 31, 2023, Bunge had $5,665 million unused and available committed borrowing capacity comprised of committed revolving credit facilities and the commercial paper program with a number of financial institutions. At December 31, 2022, Bunge had $6,665 million unused and available committed borrowing capacity comprised of committed revolving credit facilities and the commercial paper program with a number of financial institutions, totaling $5,665 million, and $1,000 million in committed unsecured delayed draw term loans, as discussed below.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on financing requirements. At March 31, 2023, and December 31, 2022, there were no borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $540 million and $546 million in short-term borrowings outstanding under local bank lines of credit at March 31, 2023, and December 31, 2022, respectively, to support working capital requirements. The original maturity of borrowings under uncommitted bilateral credit lines and local bank lines of credit varies based upon the Company's financing objectives. As a result, proceeds and repayments of such credit lines may be presented on a net basis, or separately, in the condensed consolidated statements of cash flows as dictated by the borrowing's original maturity.

The fair value of Bunge’s long-term debt, including current portion, is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	March 31, 2023		December 31, 2022
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$5,180	$5,221	$4,105	$4,148
On August 5, 2022, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 million February 2023 Delayed Draw Term Loan") with a group of lenders that was required to be drawn by February 2, 2023. The $250 million February 2023 Delayed Draw Term Loan bears interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $250 million February 2023 Delayed Draw Term Loan agreement. The $250 million February 2023 Delayed Draw Term Loan was drawn on February 2, 2023 and matures on August 5, 2027.
On July 26, 2022, and later amended on October 7, 2022, Bunge entered into an unsecured $750 million delayed draw term loan (the "$750 Million Delayed Draw Term Loan") with a group of lenders giving Bunge the option to draw the loan by January 25, 2023. The $750 Million Delayed Draw Term Loan bears interest at SOFR plus a credit spread adjustment and applicable margin, as defined in the $750 Million Delayed Draw Term Loan agreement. The $750 Million Delayed Draw Term Loan was drawn on January 25, 2023 and matures on October 24, 2025.

14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 9% or less of total Cost of goods sold for the three months ended March 31, 2023, and 2022. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three months ended March 31, 2023, and 2022.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three months ended March 31, 2023, and 2022, such services were not material to the Company's consolidated results.
At March 31, 2023, and December 31, 2022, receivables related to the above related party transactions comprised approximately 1% or less of total Trade accounts receivable. At March 31, 2023, and December 31, 2022, payables related to the above related party transactions comprised approximately 5% or less of total Trade accounts payable.
Bunge believes all transaction values to be similar to those that would be conducted with third parties.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2022. Included in Other non-current liabilities as of March 31, 2023, and December 31, 2022, are the following amounts related to these matters:

(US$ in millions)	March 31, 2023	December 31, 2022
Non-income tax claims	$20	$20
Labor claims	73	76
Civil and other claims	106	105
Total	$199	$201
Brazil Indirect Taxes - non-income tax claims - These tax claims relate to claims against Bunge’s Brazilian subsidiaries, primarily value-added tax claims (ICMS, ISS, IPI and PIS/COFINS).
The Company continues to evaluate the merits of outstanding claims from examinations of ICMS and PIS/COFINS tax returns concluded by Brazilian federal and state tax authorities and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	March 31, 2023	December 31, 2022
ICMS	1990 to Present	$218	$215
PIS/COFINS	2002 to Present	$354	$347
Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees — Bunge has issued or was a party to the following guarantees at March 31, 2023:

(US$ in millions)	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$105
Residual value guarantee (2)	338
Russia disposition indemnity (3)	235
Other guarantees	10
Total	$688
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such debt facilities at March 31, 2023, Bunge's potential liability was $81 million, and it has recorded less than $1 million obligation related to these guarantees within Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At March 31, 2023, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
(3)    On February 3, 2023, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's Russian subsidiary. The indemnity expires on February 2, 2030. As of March 31, 2023, Bunge recorded a $9 million obligation related to this indemnity within Other non-current liabilities.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	March 31, 2023	December 31, 2022
Labor, legal, and other provisions	$205	$205
Pension and post-retirement obligations	150	152
Uncertain income tax positions (1)	61	59
Unrealized losses on derivative contracts, at fair value (2)	275	332
Other	111	101
Total	$802	$849
(1)See Note 9 - Income Taxes.
(2)See Note 11- Fair Value Measurements.
17.    EQUITY
Share repurchase program — During October 2021, Bunge's Board of Directors approved a program for the repurchase of up to $500 million of Bunge's issued and outstanding common shares. The program has no expiration date. To date under the program, 2,109,115 common shares were repurchased for $200 million. As of March 31, 2023, $300 million remains outstanding for repurchases under the program.
Dividends on common shares — On February 22, 2023, Bunge announced that the Company's Board of Directors had declared a dividend of $0.625 per common share, payable on June 2, 2023, to shareholders of record on May 19, 2023.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(5,926)	$(343)	$(102)	$(6,371)
Other comprehensive income (loss) before reclassifications	122	(26)	—	96
Amount reclassified from accumulated other comprehensive income (loss)	103	1	—	104
Balance, March 31, 2023	$(5,701)	$(368)	$(102)	$(6,171)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(6,093)	$(254)	$(124)	$(6,471)
Other comprehensive income (loss) before reclassifications	396	(117)	—	279
Amount reclassified from accumulated other comprehensive income (loss)	—	(2)	(19)	(21)
Balance, March 31, 2022	$(5,697)	$(373)	$(143)	$(6,213)

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

18.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended March 31,
(US$ in millions, except for share data)	2023	2022
Net income (loss) attributable to Bunge common shareholders	$632	$688

Weighted-average number of common shares outstanding:
Basic	150,079,448	142,516,888
Effect of dilutive shares:
—stock options and awards (2)	2,184,544	3,127,275
—convertible preference shares (1)	—	7,976,765
Diluted	152,263,992	153,620,928

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$4.21	$4.83
Net income (loss) attributable to Bunge common shareholders—diluted	$4.15	$4.48
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
(2)    The weighted-average common shares outstanding-diluted exclude less than one million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three months ended March 31, 2023, and 2022.

19.    SEGMENT INFORMATION
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
The Agribusiness segment is characterized by both inputs and outputs being agricultural commodities and thus high volume and low margin. The Refined and Specialty Oils segment involves the processing, production, and marketing of products derived from vegetable oils. The Milling segment involves the processing, production, and marketing of products derived primarily from wheat and corn. The Sugar and Bioenergy reportable segment primarily comprises the net earnings in the Company’s 50% interest in BP Bunge Bioenergia, a joint venture with BP p.l.c. ("BP").
Corporate and Other includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments because the operating performance of each reporting segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, securitization program, and certain income tax assets and liabilities.
Transfers between segments are generally valued at market. Segment revenues generated from these transfers are shown in the following table as “Inter-segment revenues.”

	Three Months Ended March 31, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$10,852	$3,888	$515	$64	$9	$—	$15,328
Inter–segment revenues	2,156	37	164	—	—	(2,357)	—
Cost of goods sold	(10,044)	(3,546)	(484)	(64)	(9)	—	(14,147)
Gross profit	808	342	31	—	—	—	1,181
Selling, general and administrative expenses	(132)	(95)	(21)	—	(105)	—	(353)
Foreign exchange (losses) gains	39	5	—	—	5	—	49
EBIT attributable to noncontrolling interests (1)	(21)	(4)	—	—	—	—	(25)
Other income (expense) - net	11	(15)	(1)	—	20	—	15
Income (loss) from affiliates	—	—	—	19	—	—	19
Total Segment EBIT (2)	705	233	9	19	(80)	—	886
Total assets	17,366	3,656	1,157	334	4,597	—	27,110

	Three Months Ended March 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$11,231	$3,976	$603	$64	$6	$—	$15,880
Inter–segment revenues	2,487	112	375	—	—	(2,974)	—
Cost of goods sold	(10,367)	(3,714)	(532)	(62)	(1)	—	(14,676)
Gross profit	864	262	71	2	5	—	1,204
Selling, general and administrative expenses	(121)	(89)	(24)	—	(74)	—	(308)
Foreign exchange (losses) gains	9	—	3	—	—	—	12
EBIT attributable to noncontrolling interests (1)	(4)	3	—	—	(12)	—	(13)
Other income (expense) - net	(63)	(3)	—	—	19	—	(47)
Income (loss) from affiliates	14	—	—	32	(1)	—	45
Total Segment EBIT (2)	699	173	50	34	(63)	—	893
Total assets	20,607	4,383	1,482	322	1,930	—	28,724

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

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2023	2022
Net income (loss) attributable to Bunge	$632	$688
Interest income	(43)	(9)
Interest expense	112	111
Income tax expense (benefit)	183	108
Noncontrolling interests' share of interest and tax	2	(5)
Total Segment EBIT	$886	$893
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

	Three Months Ended March 31, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$10,288	$178	$74	$64	$—	$10,604
Sales from contracts with customers (ASC 606)	564	3,710	441	—	9	4,724
Net sales to external customers	$10,852	$3,888	$515	$64	$9	$15,328

	Three Months Ended March 31, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$10,567	$251	$62	$63	$—	$10,943
Sales from contracts with customers (ASC 606)	664	3,725	541	1	6	4,937
Net sales to external customers	$11,231	$3,976	$603	$64	$6	$15,880

Cautionary Statement Regarding Forward Looking Statements
This report contains both historical and forward looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors described in our Form 10-K, Form 10-Q, and Form 8-K reports (including all amendments to those reports) and include: the impact on our employees, operations, and facilities from the war in Ukraine and the resulting economic and other sanctions imposed on Russia, including the impact on Bunge resulting from the continuation and/or escalation of the war and sanctions against Russia; the effect of weather conditions and the impact of crop and animal disease on our business; the impact of global and regional economic, agricultural, financial and commodities market, political, social and health conditions; changes in governmental policies and laws affecting our business, including agricultural and trade policies, financial markets regulation and environmental, tax and biofuels regulation; the impact of seasonality; the impact of government policies and regulations; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances; the impact of industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; the effectiveness of our capital allocation plans, funding needs and financing sources; the effectiveness of our risk management strategies; operational risks, including industrial accidents, natural disasters, pandemics or epidemics and cybersecurity incidents; changes in foreign exchange policy or rates; the impact of our dependence on third parties; our ability to attract and retain executive management and key personnel; and other factors affecting our business generally.
The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.
You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2023 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2022, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended March 31, 2023, for a discussion of our internal controls over financial reporting.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended March 31, 2023, Net income attributable to Bunge was $632 million, a decrease of $56 million compared to $688 million for the three months ended March 31, 2022. The decrease for the three months ended March 31, 2023, was due to higher income tax expense as discussed further below and lower Segment EBIT in our Non-core segment and Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below.
Earnings Per Common Share - Diluted - For the three months ended March 31, 2023, Net income attributable to Bunge common shareholders, diluted, was $4.15 per share, a decrease of $0.33 per share, compared to income of $4.48 per share for the three months ended March 31, 2022.
EBIT - For the three months ended March 31, 2023, Total Segment EBIT was $886 million, a decrease of $7 million compared to Total Segment EBIT of $893 million for the three months ended March 31, 2022. The decrease in Total Segment EBIT for the three months ended March 31, 2023, was due to lower Segment EBIT in our Non-core segment and Corporate and Other activities, partially offset by higher Segment EBIT in our Core segments, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $183 million for the three months ended March 31, 2023 compared to income tax expense of $108 million for the three months ended March 31, 2022. The increase was primarily due to an unfavorable earnings mix in 2023, as well as higher tax benefits in 2022 from releases of valuation allowances in Europe and Asia.
Liquidity and Capital Resources – At March 31, 2023, working capital, which equals Total current assets less Total current liabilities, was $8,632 million, an increase of $1,602 million, compared to working capital of $7,030 million at March 31, 2022, and an increase of $1,474 million, compared to working capital of $7,158 million at December 31, 2022. The increases in working capital at March 31, 2023, compared to March 31, 2022, and December 31, 2022, were primarily due to a higher cash and cash equivalents balance, driven by strong operating cash flows, which is managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions.
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
Our remaining operations are not reportable segments, as defined by the applicable accounting standard, and are classified as Corporate and Other. Corporate and Other includes salaries and overhead for corporate functions that are not allocated to our individual reportable segments because the operating performance of each reportable segment is evaluated by the Company's chief operating decision maker exclusive of these items, as well as certain other activities including Bunge Ventures, the Company's captive insurance activities, securitization program, and certain income tax assets and liabilities.

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended March 31,
(US$ in millions)	2023	2022
Net income (loss) attributable to Bunge	$632	$688
Interest income	(43)	(9)
Interest expense	112	111
Income tax expense (benefit)	183	108
Noncontrolling interests' share of interest and tax	2	(5)
Total Segment EBIT	$886	$893

Agribusiness Segment EBIT	705	699
Refined and Specialty Oils Segment EBIT	233	173
Milling Segment EBIT	9	50
Core Segment EBIT	947	922

Corporate and Other EBIT	(80)	(63)

Sugar and Bioenergy Segment EBIT	19	34
Non-core Segment EBIT	19	34

Total Segment EBIT	$886	$893

Core Segments

Agribusiness Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2023	2022	% Change
Volumes (in thousand metric tons)	18,386	20,070	(8)%
Net sales	$10,852	$11,231	(3)%
Cost of goods sold	(10,044)	(10,367)	(3)%
Gross profit	808	864	(6)%
Selling, general and administrative expense	(132)	(121)	9%
Foreign exchange (losses) gains	39	9	333%
EBIT attributable to noncontrolling interests	(21)	(4)	425%
Other income (expense) – net	11	(63)	117%
Income (loss) from affiliates	—	14	(100)%
Total Agribusiness Segment EBIT	$705	$699	1%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Agribusiness segment Net sales decreased 3%, to $10,852 million for the three months ended March 31, 2023. The net decrease was primarily due to the following:
•In Processing, Net sales increased 4%, primarily due to higher average sales prices in all regions except for South America, resulting from strong protein and oil demand in our soy oilseed processing business. The above increase was partially offset by lower volumes in our European softseed business, primarily due to reduced activity at our

Ukrainian facilities as a result of the Ukraine-Russia war as well as completion of the sale of our Russian operations in the first quarter of 2023.
•In Merchandising, Net sales decreased 17%, primarily due to lower volumes and lower average sales prices in our global oils and corn businesses, resulting from a reduction of global commodity prices relative to the higher price environment following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment.
Cost of goods sold decreased 3%, to $10,044 million for the three months ended March 31, 2023. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold increased 3%, primarily due to higher sales, as noted in Net sales above, as well as increased industrial input costs, in particular labor and energy, due to inflationary pressures. These factors were partially offset by more favorable mark-to-market results, lack of recurring losses in relation to the Ukraine-Russia war and a $10 million benefit in the three months ended March 31, 2023 from the recognition of mark-to-market gains related to the recovery of inventories in Ukraine primarily from our Mykolaiv facility.
•In Merchandising, Cost of goods sold decreased 15%, primarily due to the lower volumes and the lower average commodity prices, as noted in Net sales above and certain losses sustained in the prior year related to the Ukraine-Russia war, partially offset by less favorable mark-to-market results.
Foreign exchange (losses) gains - net were a gain of $39 million for the three months ended March 31, 2023, compared to a gain of $9 million for three months ended March 31, 2022. The $39 million net gain in the current year was the result of gains in our Processing business, primarily due to the impact of the weakening U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. functional currency operations, partially offset by a current year reduction in our Bunge Financial Services business (Merchandising).
Other income (expense) - net was income of $11 million for the three months ended March 31, 2023, compared to expense of $63 million for the three months ended March 31, 2022. The increase was primarily due to prior year losses on marketable securities and other short-term investments following the onset of the Ukraine-Russia war.
Segment EBIT increased 1%, to $705 million for the three months ended March 31, 2023. The net increase was primarily due to the following:
•In Processing, an increase of 16% was primarily due to higher Gross profit and foreign exchange gains as described above, partially offset by higher SG&A.
•In Merchandising, a decrease of 54% was primarily due to lower Gross profit, partially offset by Other income (expense) - net as described above.
Refined and Specialty Oils Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2023	2022	% Change
Volumes (in thousand metric tons)	2,146	2,296	(7)%
Net sales	$3,888	$3,976	(2)%
Cost of goods sold	(3,546)	(3,714)	(5)%
Gross profit	342	262	31%
Selling, general and administrative expense	(95)	(89)	7%
Foreign exchange (losses) gains	5	—	100%
EBIT attributable to noncontrolling interests	(4)	3	(233)%
Other income (expense) – net	(15)	(3)	400%
Income (loss) from affiliates	—	—	—%
Total Refined and Specialty Oils Segment EBIT	$233	$173	35%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Refined and Specialty Oils segment Net sales decreased 2%, to $3,888 million for the three months ended March 31, 2023. The decrease was primarily due to lower sales volumes in all regions except North America, driven by the 2022 partial expiration of leased capacity at the Rotterdam facility as well as the sale of our Russian operations in the first quarter of 2023. The decrease is partially offset by higher prices and volumes in North America, driven by strong food and renewable feedstock oil demand, as well as higher prices in Europe.
Cost of goods sold decreased 5%, to $3,546 million for the three months ended March 31, 2023. The decrease was primarily due to lower volumes in all regions except North America, as described for Net sales above, as well as effective management of supply chains and more favorable mark-to-market results. The decrease is partially offset by increased industrial input costs, in particular labor and energy, during the current year.
Segment EBIT increased 35%, to $233 million for the three months ended March 31, 2023. The increase was primarily due to higher Gross profit as described above.
Milling Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2023	2022	% Change
Volumes (in thousand metric tons)	821	1,161	(29)%
Net sales	$515	$603	(15)%
Cost of goods sold	(484)	(532)	(9)%
Gross profit	31	71	(56)%
Selling, general and administrative expense	(21)	(24)	(13)%
Foreign exchange (losses) gains	—	3	(100)%
EBIT attributable to noncontrolling interests	—	—	—%
Other income (expense) – net	(1)	—	100%
Income (loss) from affiliates	—	—	—%
Total Milling Segment EBIT	$9	$50	(82)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Milling segment Net sales decreased 15%, to $515 million for the three months ended March 31, 2023. The decrease was primarily due to lower volumes in our North American wheat milling business, driven by the completion of the sale of our Mexican wheat milling business in the third quarter of 2022.
Cost of goods sold decreased 9%, to $484 million for the three months ended March 31, 2023. The decrease was primarily due to lower volumes, as described for Net sales above, due to the sale of our Mexican wheat milling business in the third quarter of 2022, partially offset by mark-to-market losses in South America as a result of decreases in commodity prices.
Segment EBIT decreased 82%, to $9 million for the three months ended March 31, 2023. The decrease was primarily due to lower Gross profit resulting from mark-to-market losses in South America, as described above.

Corporate and Other

	Three Months Ended March 31,
(US$ in millions, except volumes)	2023	2022	% Change
Net sales	$9	$6	50%
Cost of goods sold	(9)	(1)	800%
Gross profit	—	5	(100)%
Selling, general and administrative expense	(105)	(74)	42%
Foreign exchange (losses) gains	5	—	100%
EBIT attributable to noncontrolling interests	—	(12)	(100)%
Other income (expense) – net	20	19	5%
Income (loss) from affiliates	—	(1)	(100)%
Total Corporate and Other EBIT	$(80)	$(63)	(27)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Corporate and Other EBIT decreased by 27%, to a loss of $80 million for the three months ended March 31, 2023. The decrease was primarily driven by increased expenses in SG&A associated with growth initiatives, including various digital transformation strategies, as well as, a prior year gain of $29 million, at Bunge's then-70% share, related to the settlement of one of the Company's international defined benefit pension plans. The decrease was partially offset by lower unrealized mark-to-market losses in our venture capital unit, Bunge Ventures.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended March 31,
(US$ in millions, except volumes)	2023	2022	% Change
Net sales	$64	$64	—%
Cost of goods sold	(64)	(62)	3%
Gross profit	—	2	(100)%
Selling, general and administrative expense	—	—	—%
Foreign exchange (losses) gains	—	—	—%
EBIT attributable to noncontrolling interests	—	—	—%
Other income (expense) – net	—	—	—%
Income (loss) from affiliates	19	32	(41)%
Total Sugar and Bioenergy Segment EBIT	$19	$34	(44)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Segment EBIT decreased 44%, to $19 million for the three months ended March 31, 2023. The decrease was due to less favorable results from our investment in BP Bunge Bioenergia, resulting from lower ethanol sales prices and higher costs and a reduction of foreign exchange gains on remeasurement of U.S. dollar denominated debt, partially offset by higher ethanol sales volumes.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended March 31,
(US$ in millions)	2023	2022	% Change
Interest income	$43	$9	378%
Interest expense	(112)	(111)	1%

Interest income increased 378%, to $43 million for the three months ended March 31, 2023. Interest expense increased by 1%, to $112 million for the three months ended March 31, 2023. The decrease in net interest expense was due to higher interest income as a result of significantly higher investments of cash equivalents in the current year, as well as, a prior year charge of $47 million recognized in Interest expense in the condensed consolidated statements of income due to the early redemption of all issued and outstanding 4.35% Senior Notes due March 2024, partially offset by higher variable interest rates on debt in the current period.
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
Working Capital

	As of
US$ in millions, except current ratio	March 31, 2023	March 31, 2022	December 31, 2022
Cash and cash equivalents	$3,052	$386	$1,104
Trade accounts receivable, net	2,789	2,564	2,829
Inventories	8,952	10,988	8,408
Other current assets(1)	4,247	6,952	4,417
Total current assets	$19,040	$20,890	$16,758
Short-term debt	$540	$1,937	$546
Current portion of long-term debt	868	503	846
Trade accounts payable	5,476	5,836	4,386
Current operating lease obligations	408	377	425
Other current liabilities(2)	3,116	5,207	3,397
Total current liabilities	$10,408	$13,860	$9,600
Working capital(3)	$8,632	$7,030	$7,158
Current ratio(4)	1.83	1.51	1.75
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities.
(4)    Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $8,632 million at March 31, 2023, an increase of $1,474 million from working capital of $7,158 million at December 31, 2022, and an increase of $1,602 million from working capital of $7,030 million at March 31, 2022.
Cash and Cash Equivalents - Cash and cash equivalents were $3,052 million at March 31, 2023, an increase of $1,948 million from $1,104 million at December 31, 2022, and an increase of $2,666 million from $386 million at March 31, 2022. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the three months ended March 31, 2023.
Trade accounts receivable, net - Trade accounts receivable, net were $2,789 million at March 31, 2023, a decrease of $40 million from $2,829 million at December 31, 2022, and an increase of $225 million from $2,564 million at March 31, 2022. The decrease from December 31, 2022, was primarily due to decreased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above. The increase from March 31, 2022, was primarily due to the change in the Trade Receivables Securitization Program structure, as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program to our condensed consolidated financial statements, which results in inclusion of receivables pledged to the administrative agent in Trade accounts receivable.
Inventories - Inventories were $8,952 million at March 31, 2023, an increase of $544 million from $8,408 million at December 31, 2022, and a decrease of $2,036 million from $10,988 million at March 31, 2022. The increase from December 31, 2022, was due to higher volumes as of March 31, 2023, partially offset by lower average commodity prices, while the decrease from March 31, 2022, relates to lower average commodity prices as of March 31, 2023.
RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $7,231 million, $6,680 million, and $8,875 at March 31, 2023, December 31, 2022, and March 31, 2022, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $4,247 million at March 31, 2023, a decrease of $170 million from $4,417 million at December 31, 2022, and a decrease of $2,705 million from $6,952 million at March 31, 2022. The decrease from December 31, 2022, was primarily due to a reduction of prepaid expenses as a result of an Argentinian Export Program offered temporarily in late November through the end of December 2022, a reduction to income taxes receivable, as well as a decrease in Assets held for sale due to the completion of the sale of our Russian operations. The decreases were partially offset by higher unrealized gains on derivative contracts. The decrease from March 31, 2022, was primarily due to significantly lower unrealized gains on derivative contracts, a decrease in deferred purchase price receivable as a result of restructuring our trade receivables securitization program during the fourth quarter of 2022 (see Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program to our condensed consolidated financial statements), lower margin deposits, a reduction in Assets held for sale following the sale of our Mexico wheat milling business in the second half of 2022, and a decrease in marketable securities and other short-term investments.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $1,408 million at March 31, 2023, an increase of $16 million from $1,392 million at December 31, 2022, and a decrease of $1,032 million from $2,440 million at March 31, 2022. The higher Short-term debt levels at March 31, 2023, compared to December 31, 2022 were due to higher working capital funding requirements, and the lower Short-term debt levels compared to March 31, 2022, were due to lower inventory funding requirements, partially offset by an increase in the Current portion of long-term debt associated with our 1.85% Senior Notes, due 2023.
Trade accounts payable - Trade accounts payable were $5,476 million at March 31, 2023, an increase of $1,090 million from $4,386 million at December 31, 2022, and a decrease of $360 million from $5,836 million at March 31, 2022. The increase from December 31, 2022 was primarily due to higher inventory volumes during the current period and timing of purchases, and the decrease from March 31, 2022, was primarily due to lower average inventory prices during the current period.
Other current liabilities - Other current liabilities were $3,116 million at March 31, 2023, a decrease of $281 million from $3,397 million at December 31, 2022, and a decrease of $2,091 million from $5,207 million at March 31, 2022. The decrease from December 31, 2022, was primarily due to lower unrealized losses on derivative contracts during the current period. The decrease from March 31, 2022, was primarily due to significantly lower unrealized losses on derivative contracts and a reduction in Liabilities held for sale following the sale of our Mexico wheat milling business in the second half of 2022.
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
    Revolving Credit Facilities - At March 31, 2023, we had $5,665 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities and the commercial paper program. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity	Borrowings Outstanding
Commercial Paper Program and Revolving Credit Facilities(1)	Maturities	March 31, 2023	March 31, 2023	December 31, 2022
Commercial paper	2026	$600	$—	$—
Revolving credit facilities
$1.1 Billion 364-day Revolving Credit Agreement	2023	1,100	—	—
$1.75 Billion 2024 Revolving Credit Facility	2024	1,750	—	—
$1.35 Billion 5-year Revolving Credit Agreement	2026	1,350	—	—
$865 Million 2026 Revolving Credit Facility	2026	865	—	—
Total revolving credit facilities		$5,065	$—	$—
Total		$5,665	$—	$—

(1)See Note 13 - Debt for further information on these programs.

Short and long-term debt - Our short and long-term debt increased by $1,069 million to $5,720 million at March 31, 2023, from $4,651 million at December 31, 2022, primarily due to the draws on our $250 Million February 2023 Delayed Draw Term Loan and $750 Million Delayed Draw Term Loan. For the three months ended March 31, 2023, our average short and long-term debt outstanding was approximately $5,335 million, compared to approximately $6,042 million for the three months ended March 31, 2022. Our Long-term debt balance, including the Current portion of long-term debt, was $5,180 million at March 31, 2023, an increase of $1,075 million, compared to $4,105 million at December 31, 2022. The increase was primarily due to the draws on our $250 Million February 2023 Delayed Draw Term Loan and $750 Million Delayed Draw Term Loan.
The following table summarizes our short-term debt at March 31, 2023.

(US$ in millions)	Outstanding Balance at March 31, 2023	Weighted Average Interest Rate at March 31, 2023	Highest Balance Outstanding During Quarter Ended March 31, 2023	Average Balance During Quarter Ended March 31, 2023	Weighted Average Interest Rate During Quarter Ended March 31, 2023
Bank borrowings (1)	$540	19.76%	$546	$516	16.81%
Commercial paper	—	—%	—	—	—%
Total	$540		$546	$516

(1)    Includes $257 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a weighted average interest rate of 35.12% as of March 31, 2023.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At March 31, 2023, there were no borrowings outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $540 million and $546 million in short-term borrowings outstanding from local bank lines of credit at March 31, 2023, and December 31, 2022, respectively, to support working capital requirements.
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
The following table summarizes our short and long-term indebtedness:

(US$ in millions)	March 31, 2023	December 31, 2022
Short-term debt: (1)
Short-term debt (2)	$540	$546
Current portion of long-term debt	868	846
Total short-term debt	1,408	1,392
Long-term debt:
Term loan due 2024 - three-month TONAR plus 0.76% (Tranche A)	231	232
Term loan due 2024 - three-month LIBOR plus 1.30% (Tranche B)	90	90
Term loan due 2025 - SOFR plus 0.975%	750	—
Term loan due 2027 - SOFR plus 1.25%	250	—
Term loan due 2028 - SOFR plus 1.45%	249	249
1.85% Senior Notes due 2023 - Euro	870	853
1.63% Senior Notes due 2025	598	597
3.25% Senior Notes due 2026	698	698
3.75% Senior Notes due 2027	597	597
2.75% Senior Notes due 2031	991	990
Cumulative adjustment to long-term debt from application of hedge accounting	(279)	(341)
Other	135	140
Subtotal	5,180	4,105
Less: Current portion of long-term debt	(868)	(846)
Total long-term debt(3)	4,312	3,259
Total debt	$5,720	$4,651

(1)    Includes secured debt of $86 million and $56 million at March 31, 2023, and December 31, 2022, respectively.
(2)    Includes $257 million and $207 million of local currency borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 35.12% and 32.12% as of March 31, 2023, and December 31, 2022, respectively.
(3)    Includes secured debt of $18 million and $21 million at March 31, 2023, and December 31, 2022, respectively.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at March 31, 2023, were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-1	BBB	Positive
Moody’s	P-1	Baa2	Stable
Fitch		BBB	Positive

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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of March 31, 2023.

Equity
Total equity is set forth in the following table:

(US$ in millions)	March 31, 2023	December 31, 2022
Equity:
Common shares	$1	$1
Additional paid-in capital	6,688	6,692
Retained earnings	10,757	10,222
Accumulated other comprehensive income (loss)	(6,171)	(6,371)
Treasury shares, at cost; 2023 and 2022 - 18,835,812 shares	(1,320)	(1,320)
Total Bunge shareholders’ equity	9,955	9,224
Noncontrolling interest	764	732
Total equity	$10,719	$9,956
Total Bunge shareholders’ equity was $9,955 million at March 31, 2023, compared to $9,224 million at December 31, 2022, an increase of $731 million. The increase was primarily due to $632 million of Net income attributable to Bunge, $200 million of Other comprehensive income, as described in Note 17 - Equity, $17 million of stock-based compensation expense, partially offset by $94 million of declared dividends to common shareholders and $24 million from the issuance of common shares under our share based compensation programs.
Share repurchase program - During October 2021, our Board of Directors approved a program for the repurchase of up to $500 million of our issued and outstanding common shares. The program has no expiration date. To date under this program, 2,109,115 common shares were repurchased for $200 million. As of March 31, 2023, $300 million remains outstanding for repurchases under the program.

Cash Flows

	Three Months Ended March 31,
US$ in millions	2023	2022
Cash provided by (used for) operating activities	$931	$(2,656)
Cash provided by (used for) investing activities	45	1,448
Cash provided by (used for) financing activities	901	708
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	28	1
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	$1,905	$(499)
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

During the three months ended March 31, 2023, our cash and cash equivalents, restricted cash, and cash held for sale increased by $1,905 million, compared to a decrease of $499 million during the three months ended March 31, 2022.
Operating: Cash provided by operating activities was $931 million for the three months ended March 31, 2023, an increase of $3,587 million, compared to cash used for operating activities of $2,656 million for the three months ended March 31, 2022. The increase was primarily due to net changes in working capital and decreased beneficial interest in securitized trade receivables, driven by lower average commodity prices as well a change in structure of the securitization program as discussed further below.

	Three Months Ended March 31,
US$ in millions	2023	2022
Cash provided by (used for) operating activities	$931	$(2,656)
Proceeds from beneficial interest in securitized trade receivables (1)	61	1,613
Cash provided by (used for) operating activities, adjusted	$992	$(1,043)

(1)    On November 16, 2022, Bunge and certain of its subsidiaries amended its trade receivables securitization program from a deferred purchase price structure to a pledge structure, see Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program to our condensed consolidated financial statements for further details.

Cash provided by (used for) operating activities, adjusted for the proceeds from beneficial interests in securitized trade receivables, was cash provided of $992 million for the three months ended March 31, 2023, compared to cash used of $1,043 million for the three months ended March 31, 2022. The increase was primarily due to net changes in working capital, driven by lower average commodity prices, during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains. For the three months ended March 31, 2023, we recorded a foreign currency gain on our debt of $50 million, and for the three months ended March 31, 2022, we recorded a foreign currency gain on our debt of $116 million, which were included as adjustments to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash provided by investing activities was $45 million for the three months ended March 31, 2023, a decrease of $1,403 million, compared to cash provided by investing activities of $1,448 million for the three months ended March 31, 2022. The decrease was primarily due to lower net proceeds from beneficial interests in securitized trade receivables as a result of the change in the program structure discussed above, partially offset by proceeds received on the sale of our Russian operations during the three months ended March 31, 2023.
Financing: Cash provided by financing activities was $901 million for the three months ended March 31, 2023, an increase of $193 million, compared to cash provided by financing activities of $708 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we received net cash proceeds of short and long-term debt of $1,002 million, primarily from delayed term draw loans of $750 million and $250 million, and paid $94 million in dividends to common shareholders. During the three months ended March 31, 2022, we received net cash proceeds from short and long-term debt of $730 million, and paid $82 million in dividends to our common and preferred shareholders.

Off-Balance Sheet Arrangements

Please refer to Note 15 - Commitments and Contingencies to our condensed consolidated financial statements for details concerning our off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Dividends
We paid a regular quarterly cash dividend of $0.625 per share on March 2, 2023, to common shareholders of record on February 16, 2023. On February 23, 2023, Bunge announced that the Company's Board of Directors had declared a dividend of $0.625 per common share, payable on June 2, 2023, to shareholders of record on May 19, 2023.

Critical Accounting Policies and Estimates
Critical accounting policies are defined as those policies that are significant to our financial condition and results of operations and require management to exercise significant judgment. For a complete discussion of our accounting policies, see Note 1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 24, 2023. For recent accounting pronouncements refer to Note 1 - Basis of Presentation, Principles of Consolidation, And Significant Accounting Policies, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
We use derivative instruments for the purpose of managing the exposures associated with commodity prices, transportation costs, foreign currency exchange rates, interest rates, energy costs, and for positioning our overall portfolio relative to expected market movements in accordance with established policies and procedures. We enter into derivative instruments primarily with commodity exchanges in the case of commodity futures and options and major financial institutions in the case of ocean freight. While these derivative instruments are subject to fluctuations in value, for hedged exposures those fluctuations are generally offset by the changes in the fair value of the underlying exposures. The derivative instruments that we use for hedging purposes are intended to reduce the volatility of our results of operations. However, they can occasionally result in earnings volatility, which may be material. See Note 12 - Derivative Instruments And Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a more detailed discussion of our use of derivative instruments.
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
During periods of tight conditions in global credit markets, downturns in regional or global economic conditions, and/or significant price volatility, credit and counterparty risks are heightened, such as during 2023 when concerns about the financial condition of a number of banking institutions in the United States and globally developed and resulted in government and regulatory intervention. Although our counterparty risk and exposure to these financial institutions has been de minimis, we continue to monitor our exposure to all financial institution counterparties. This increased risk is monitored through, among other things, exposure reporting, increased communication with key counterparties, management reviews, and a specific focus on counterparties or groups of counterparties that we may determine as high risk. We have reduced exposures and associated position limits in certain cases.
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

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$459	$(46)	$1,809	$(181)
Lowest daily aggregated position value	$(377)	$(38)	$(416)	$(42)

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, Euro, and Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of March 31, 2023, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $106 million for the three months ended March 31, 2023, and foreign exchange losses of $1 million for the year ended December 31, 2022, related to permanently invested intercompany loans. Activity in the three months ended March 31, 2023 includes reclassification of $85 million in foreign exchange losses from Other comprehensive income (loss) to net income, net of tax of zero, related to the sale of Bunge's Russian operations. See Note 2 - Acquisitions and Dispositions to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at March 31, 2023, was $5,761 million, with a carrying value of $5,720 million. There was no significant change in our interest rate risk as of March 31, 2023.
A hypothetical 100 basis point increase in the interest yields on our fixed rate debt and related interest rate swaps at March 31, 2023, would result in a decrease of approximately $10 million in the fair value of our debt and interest rate swaps. Similarly, a decrease of 100 basis points in the interest yields on our fixed rate debt and interest rate swaps at March 31, 2023, would cause a decrease of approximately $3 million in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR or LIBOR, would result in a change of approximately $60 million in interest expense on our variable rate debt at March 31, 2023. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
Commodity Derivatives—We primarily use derivative instruments to manage our exposure to movements associated with agricultural commodity prices. We generally use exchange-traded futures and options contracts to minimize the effects of changes in the prices of agricultural commodities held as inventories or subject to forward purchase and sales contracts, but may also enter into OTC commodity transactions, including swaps, which are settled in cash at maturity or termination based on exchange-quoted futures prices. Changes in fair values of exchange-traded futures contracts, representing the unrealized gains and/or losses on these instruments, are settled daily, generally through our 100% owned futures clearing subsidiary. Forward purchase and sales contracts are primarily settled through delivery of agricultural commodities. While we consider these exchange-traded futures and forward purchase and sales contracts to be effective economic hedges, we do not designate or account for the majority of our commodity contracts as hedges. Changes in fair values of these contracts and related RMI are included in Cost of goods sold in the condensed consolidated statements of income. The forward contracts require performance of both us and the contract counterparty in future periods. Contracts to purchase agricultural commodities generally relate to current or future crop years for delivery periods quoted by regulated commodity exchanges. Contracts for the sale of agricultural commodities generally do not extend beyond one future crop cycle.

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
For more information, see Note 12 - Derivative Instruments And Hedging Activities to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Specifically, during the three months ended March 31, 2023, we have continued migrating certain of our financial reporting systems in Argentina to our South American Enterprise Resource Planning (ERP) system, a process that is expected to carry on for several months, and which may result in changes to our internal controls over financial reporting relating to our Argentinian operations.
Additionally, management performed an evaluation of the impacts of the Ukraine-Russia War on our internal controls over financial reporting. In doing so management noted that, as a result of the war, we are currently unable to perform certain of our Ukrainian internal controls over financial reporting, primarily relating to on-site physical inspections of certain of our operating facilities, due to safety concerns, particularly in areas of active conflict. Additionally, some of our Ukrainian employees have been forced to relocate to other countries or safer locations elsewhere within Ukraine. In response, management has implemented compensating controls, including using third party contractors to carry out visual inspections of the physical condition of our assets held at Ukrainian facilities, as well as certain other internal controls over financial reporting capable of being performed on a remote basis.

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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $73 million and $106 million, for labor and civil claims, respectively, as of March 31, 2023. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Following are material updates to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K:
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
Additionally, weak global economic conditions and adverse conditions in global financial and capital markets, including rising interest rates and constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of the financial institutions that serve as our lenders and as counterparties to the over-the-counter derivative instruments we use to manage risks and some of our customers, suppliers, and other counterparties, which in turn may negatively impact our financial condition and results of operations. Recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States and globally. Although our exposure has been de minimis to these financial institutions, we continue to monitor our counterparty exposure. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for more information.
In 2022 and continuing into 2023, the United States has reported and is continuing to report high inflation rates and weaker GDP growth, with some economists forecasting a continuation of these conditions for the remainder of 2023. Brazil is experiencing a slowing GDP growth rate coupled with relatively high interest rates as it emerges from the COVID-19 pandemic, which may result in an uncertain economic and political environment that could in turn lead to reduced demand for our refined and specialty oils and milling products in the country. Additionally, a slowdown in China's economy over a prolonged period, including as a result of continuing impacts of COVID-19, population decline and other factors, could lead to reduced global demand for agricultural commodities. To the extent that such economic and political conditions negatively impact consumer and business confidence and consumption patterns or volumes, our business and results of operations could be significantly and adversely affected.

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

BUNGE LIMITED

Date: May 3, 2023	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer