Form 10-Q
period 2023-06-30
BUNGELTD
filed 2023-08-09
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of August 3, 2023, the number of common shares outstanding of the registrant was:
Common shares, par value $.01 per share:150,642,387

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) for the Three and Six Months Ended June 30, 2023 and 2022	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2023 and 2022	4

	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Six Months Ended June 30, 2023 and 2022	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward Looking Statements	40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	60

PART II — INFORMATION

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	62

Item 4.	Mine Safety Disclosures	62

Item 5.	Other Information	62

Item 6.	Exhibits	62

Exhibit Index		63

Signatures		65

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$15,049	$17,933	$30,377	$33,813
Cost of goods sold	(13,684)	(17,161)	(27,831)	(31,837)
Gross profit	1,365	772	2,546	1,976
Selling, general and administrative expenses	(420)	(334)	(773)	(642)
Interest income	40	11	83	20
Interest expense	(129)	(92)	(241)	(203)
Foreign exchange (losses) gains	(66)	(110)	(17)	(98)
Other income (expense) – net	12	(6)	27	(53)
Income (loss) from affiliates	25	20	44	65
Income (loss) before income tax	827	261	1,669	1,065
Income tax (expense) benefit	(198)	(36)	(381)	(144)
Net income (loss)	629	225	1,288	921
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(7)	(19)	(34)	(27)
Net income (loss) attributable to Bunge	$622	$206	$1,254	$894
	0	0
Earnings per common share—basic (Note 18)
Net income (loss) attributable to Bunge common shareholders - basic	$4.13	$1.36	$8.34	$6.08

Earnings per common share—diluted (Note 18)
Net income (loss) attributable to Bunge common shareholders - diluted	$4.09	$1.34	$8.24	$5.81
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$629	$225	$1,288	$921
Other comprehensive income (loss):
Foreign exchange translation adjustment	143	(289)	268	100
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $(2) and $(3) in 2023 and zero and $(2) in 2022	(66)	47	(92)	(70)
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of $(1) and $(1) in 2023 and $2 and $12 in 2022	(1)	(5)	103	(34)
Total other comprehensive income (loss)	76	(247)	279	(4)
Total comprehensive income (loss)	705	(22)	1,567	917
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(3)	5	(33)	12
Total comprehensive income (loss) attributable to Bunge	$702	$(17)	$1,534	$929
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,330	$1,104
Trade accounts receivable (less allowances of $97 and $90) (Note 4)	2,599	2,829
Inventories (Note 5)	8,806	8,408
Assets held for sale (Note 2)	—	36
Other current assets (Note 6)	4,465	4,381
Total current assets	17,200	16,758
Property, plant and equipment, net	4,152	3,617
Operating lease assets	951	1,024
Goodwill	484	470
Other intangible assets, net	346	360
Investments in affiliates	1,157	1,012
Deferred income taxes	697	712
Other non-current assets (Note 7)	725	627
Total assets	$25,712	$24,580
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$667	$546
Current portion of long-term debt (Note 13)	4	846
Trade accounts payable (includes $1,095 and $643 carried at fair value) (Note 11)	4,248	4,386
Current operating lease obligations	370	425
Liabilities held for sale (Note 2)	—	18
Other current liabilities (Note 10)	3,002	3,379
Total current liabilities	8,291	9,600
Long-term debt (Note 13)	4,278	3,259
Deferred income taxes	381	365
Non-current operating lease obligations	529	547
Other non-current liabilities (Note 16)	871	849
Redeemable noncontrolling interest	4	4
Equity (Note 17):
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2023 – 150,630,209 shares, 2022 – 149,907,932 shares	1	1
Additional paid-in capital	6,706	6,692
Retained earnings	11,279	10,222
Accumulated other comprehensive income (loss) (Note 17)	(6,091)	(6,371)
Treasury shares, at cost; 2023 and 2022 - 18,835,812 shares	(1,320)	(1,320)
Total Bunge shareholders’ equity	10,575	9,224
Noncontrolling interests	783	732
Total equity	11,358	9,956
Total liabilities, redeemable noncontrolling interest and equity	$25,712	$24,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$1,288	$921
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	22	—
Foreign exchange (gain) loss on net debt	(174)	(6)
Bad debt expense	4	9
Depreciation, depletion and amortization	208	204
Share-based compensation expense	34	32
Deferred income tax expense (benefit)	67	(59)
(Gain) loss on sale of investments and property, plant and equipment	(3)	—
Results from affiliates	(61)	(65)
Other, net	52	92
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	290	(341)
Inventories	(195)	(2,341)
Secured advances to suppliers	(11)	46
Trade accounts payable and accrued liabilities	(605)	943
Advances on sales	(220)	(54)
Net unrealized (gains) losses on derivative contracts	(262)	(159)
Margin deposits	(22)	(86)
Recoverable and income taxes, net	(87)	(152)
Marketable securities	36	285
Beneficial interest in securitized trade receivables	—	(3,443)
Other, net	111	(283)
Cash provided by (used for) operating activities	472	(4,457)
INVESTING ACTIVITIES
Payments made for capital expenditures	(541)	(212)
Proceeds from investments	14	87
Payments for investments	(20)	(117)
Settlements of net investment hedges	(48)	(143)
Proceeds from beneficial interest in securitized trade receivables	79	3,311
Proceeds from disposals of businesses and property, plant and equipment	162	1
Payments for investments in affiliates	(130)	(54)
Other, net	100	(6)
Cash provided by (used for) investing activities	(384)	2,867
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	(26)	553
Proceeds from short-term debt with maturities greater than three months	457	1,473
Repayments of short-term debt with maturities greater than three months	(282)	(450)
Proceeds from long-term debt	978	50
Repayments of long-term debt	(879)	(628)
Proceeds from the exercise of options for common shares	4	44
Dividends paid to common and preference shareholders	(188)	(162)
Capital contributions from (Return of capital to) noncontrolling interest	33	—
Sale of noncontrolling interest	—	521
Other, net	(5)	44
Cash provided by (used for) financing activities	92	1,445
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	28	63
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	208	(82)
Cash and cash equivalents, restricted cash, and cash held for sale - beginning of period	1,152	905
Cash and cash equivalents, restricted cash, and cash held for sale - end of period	$1,360	$823
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2023	$4	—	$—	150,585,513	$1	$6,688	$10,757	$(6,171)	$(1,320)	$764	$10,719
Net income (loss)	—	—	—	—	—	—	622	—	—	7	629
Other comprehensive income (loss)	—	—	—	—	—	—	—	80	—	(4)	76
Dividends on common shares, $0.6625 per share	—	—	—	—	—	—	(100)	—	—	—	(100)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	—	31	31
Share-based compensation expense	—	—	—	—	—	17	—	—	—	—	17
Issuance of common shares, including stock dividends	—	—	—	44,696	—	1	—	—	—	—	1
Balance, June 30, 2023	$4	—	$—	150,630,209	$1	$6,706	$11,279	$(6,091)	$(1,320)	$783	$11,358

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, April 1, 2022	$370	—	$—	151,653,069	$1	$6,332	$9,581	$(6,213)	$(1,120)	$160	$8,741
Net income (loss)	2	—	—	—	—	—	206	—	—	17	223
Other comprehensive income (loss)	(21)	—	—	—	—	—	—	(223)	—	(3)	(226)
Dividends on common shares, $0.625 per share	—	—	—	—	—	—	(95)	—	—	—	(95)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Sale of noncontrolling interest	—	—	—	—	—	234	—	—	—	287	521
Share-based compensation expense	—	—	—	—	—	16	—	—	—	—	16
Issuance of common shares, including stock dividends	—	—	—	232,385	—	13	—	—	—	—	13
Balance, June 30, 2022	$351	—	$—	151,885,454	$1	$6,595	$9,692	$(6,436)	$(1,120)	$457	$9,189

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2023	$4	—	$—	149,907,932	$1	$6,692	$10,222	$(6,371)	$(1,320)	$732	$9,956
Net income (loss)	—	—	—	—	—	—	1,254	—	—	34	1,288
Other comprehensive income (loss)	—	—	—	—	—	—	—	280	—	(1)	279
Dividends on common shares, $1.2875 per share	—	—	—	—	—	—	(194)	—	—	—	(194)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(15)	(15)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	—	33	33
Share-based compensation expense	—	—	—	—	—	34	—	—	—	—	34
Repurchase of common shares	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	722,277	—	(20)	(3)	—	—	—	(23)
Balance, June 30, 2023	$4	—	$—	150,630,209	$1	$6,706	$11,279	$(6,091)	$(1,320)	$783	$11,358

		Convertible Preference Shares		Common Shares

	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2022	$381	6,899,683	$690	141,057,414	$1	$5,590	$8,979	$(6,471)	$(1,120)	$156	$7,825
Net income (loss)	6	—	—	—	—	—	894	—	—	21	915
Other comprehensive income (loss)	(36)	—	—	—	—	—	—	35	—	(3)	32
Dividends on common shares, $1.15 per share	—	—	—	—	—	—	(176)	—	—	—	(176)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Sale of noncontrolling interest	—	—	—	—	—	234	—	—	—	287	521
Share-based compensation expense	—	—	—	—	—	32	—	—	—	—	32
Conversion of preference shares to common shares	—	(6,899,683)	(690)	8,863,331	—	690	—	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	1,964,709	—	49	(5)	—	—	—	44
Balance, June 30, 2022	$351	—	$—	151,885,454	$1	$6,595	$9,692	$(6,436)	$(1,120)	$457	$9,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2022 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, forming part of Bunge’s 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023.
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
On April 9, 2023, Argentina’s government published Emergency Decree 194/2023 Programa de Incremento Exportador (the “Export Program”) which introduced a preferential U.S. dollar to Argentine peso foreign exchange rate available exclusively during the period between April 10, 2023 and May 31, 2023, payable to Argentinian farmers on qualifying Argentine peso denominated sales of certain commodities. The Export Program, and similar Argentinian government programs in 2022, is aimed at boosting farmer selling and in turn commodity exports. Please refer to Note 1 – Nature of Business, Basis of Presentation, and Significant Accounting Policies, included in the Company’s 2022 Annual Report on Form 10-K for further details on the 2022 government programs.
Bunge is both a receiver of the preferential exchange rate for cash converted to Argentine pesos, as well as a payer of the same preferential rate on purchases of various commodities from farmers and related export duties. Transactions related to the Export Program were accounted for at the preferential rate.
Ukraine-Russia War
On February 24, 2022, Russia initiated a military invasion of Ukraine (the "war"). Bunge’s Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture. As of June 30, 2023, total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries each comprise approximately 2% of Bunge’s consolidated Total assets and Total liabilities, respectively.
Bunge’s operational activities in Ukraine have steadily increased during recent months, but remain limited and are subject to Bunge's ability to perform activities safely. On July 17, 2023, an agreement allowing the safe export of grain from three Ukrainian ports (Pivdennyi/Yuzhnvi, Odesa, and Chornomorsk; the "POC corridor") on the Black Sea expired. Following the termination of the POC corridor agreement, Russian attacks on key Ukrainian export infrastructure locations intensified. As of August 8, 2023, the termination of the POC corridor agreement and recent Russian attacks on key export infrastructure have not significantly impacted Bunge's operations in Ukraine. The scope, intensity, duration, and outcome of the ongoing war is uncertain, and any continuation or escalation of the war may have a material adverse effect on Bunge, including its Ukrainian operations.
In the three and six months ended June 30, 2023, the Company recognized mark-to-market gains of $9 million and $19 million, respectively, in Cost of goods sold in the condensed consolidated statements of income related to inventory recovered from its Mykolaiv and other facilities which had no carrying value as of December 31, 2022. No impairments or charges related to the war were recorded in the three and six months ended June 30, 2023. Please refer to Note 2 - Ukraine-Russia War, included in the Company's 2022 Annual Report on Form 10-K for further details regarding the impact of the war on Bunge's financial statements.
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

(US$ in millions)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$1,330	$818
Restricted cash included in Other current assets	30	5
Total	$1,360	$823
Cash paid for income taxes, net of refunds received, was $312 million and $260 million for the six months ended June 30, 2023 and 2022, respectively. Cash paid for interest expense was $242 million and $221 million for the six months ended June 30, 2023 and 2022, respectively.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting designed to ease the financial reporting burden related to reference rate reform. In December 2022, the FASB subsequently issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to ensure the relief in Topic 848 covers the period of time during which a significant number of modifications to eligible contracts and hedging relationships may take place. The ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is applying this guidance prospectively to all eligible contract modifications through December 31, 2024. As of June 30, 2023, Bunge has concluded the modification of all eligible contracts and the adoption of this guidance did not have a material impact on Bunge's condensed consolidated financial statements.
2.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Viterra Limited Business Combination Agreement
On June 13, 2023, Bunge entered into a definitive business combination agreement (the "Agreement") with Viterra Limited ("Viterra") and its shareholders including certain affiliates of Glencore PLC, Canada Pension Plan Investment Board, and British Columbia Investment Management Corporation (collectively, the "Sellers"), to acquire Viterra in a stock and cash transaction. The acquisition of Viterra by Bunge will create an innovative global agribusiness company well positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers.
Under the terms of the Agreement, Viterra shareholders are anticipated to receive approximately 65.6 million of common shares of Bunge issued stock, with an aggregate value of approximately $6.2 billion as of June 30, 2023 and receive approximately $2.0 billion in cash (together, the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company's stock price at the time of closing. Upon completion of the transaction, the Viterra sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any future share repurchases by Bunge.
In connection with the execution of the Agreement, Bunge has secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). Bunge intends to use a portion of the Acquisition Financing to fund the cash portion of the Transaction Consideration, and the remainder for repayment of certain indebtedness of Viterra, totaling approximately $6.6 billion, which is expected to be repaid at Closing and for the ongoing operations of the combined company following closing. See Note 13 - Debt for further information.

The acquisition is expected to close in mid-2024, subject to Bunge shareholder approval and satisfaction of regulatory approvals and other customary closing conditions. The Agreement may be terminated by mutual written consent of the parties and includes certain customary termination rights. If the Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, Bunge would be obligated to pay the Sellers a fee of $400 million in the aggregate.
Additionally, on June 12, 2023 in contemplation of the Agreement, Bunge's Board of Directors approved a $1.7 billion expansion of the existing share repurchase program for the repurchase of Bunge's issued and outstanding common shares. Approximately $300 million remained outstanding under the existing program prior to the expansion of the program, resulting in an aggregate of $2.0 billion that remains outstanding for repurchases under the program. See Note 17 - Equity for further details.
Fuji Oils New Orleans, LLC Port Based Refinery
On April 14, 2023, Bunge, through its 80% ownership of Bunge Loders Croklaan joint venture with IOI Corporation Berhad, completed its purchase of Fuji Oils New Orleans, LLC's port based refinery. The refinery is located in International-Matex Tank Terminals' Avondale Terminal, in Avondale, Louisiana in the United States. Cash consideration for the asset acquisition of $181 million was allocated to Property, plant and equipment, net ($220 million), inclusive of a finance lease right of use asset ($52 million), long-term finance lease obligations ($41 million) included in Long-term debt and Current portion of long-term debt, and other net working capital ($2 million).
Dispositions
Russian Oilseed Processing and Refining Operations Disposition
On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia (referred to as the "disposal group"), to Karen Vanetsyan (the "Buyer"), in exchange for a cash price approximately equal to the book value of the disposal group's net assets. On January 9, 2023, Bunge and the Buyer agreed to a purchase price adjustment. The purchase price adjustment and cumulative translation adjustment losses, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $103 million, recognized in Cost of goods sold for the year ended December 31, 2022. On February 3, 2023, the transaction closed in accordance with the terms of the agreement with no material impact to the condensed consolidated statement of income for the six months ended June 30, 2023.
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
            As of June 30, 2023 and December 31, 2022, time deposits and LCs of $5,212 million and $5,901 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. As of June 30, 2023 and December 31, 2022, time deposits, including those presented on a net basis, carried weighted-average interest rates of 5.40% and 3.46%, respectively. During the six months ended June 30, 2023 and 2022, total net proceeds from issuances of LCs were $3,035 million and $3,689 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to 365 days. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of June 30, 2023 or December 31, 2022. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 are included in Note 12 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and six month periods ended June 30, 2023 and 2022.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for lifetime expected credit losses related to Trade accounts receivable were as follows:

	Six Months Ended June 30, 2023
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2023	$90	$46	$136
Current period provisions	39	—	39
Recoveries	(33)	(1)	(34)
Write-offs charged against the allowance	(1)	(12)	(13)
Foreign exchange translation differences	2	1	3
Allowance as of June 30, 2023	$97	$34	$131

(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Six Months Ended June 30, 2022
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2022	$85	$47	$132
Current period provisions	27	1	28
Recoveries	(19)	—	(19)
Write-offs charged against the allowance	(10)	(3)	(13)
Foreign exchange translation differences	(1)	2	1
Allowance as of June 30, 2022	$82	$47	$129
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
On June 21, 2023, Bunge and its finance subsidiaries terminated the Bunge Master Trust and amended the Program to remove all references and all provisions related to the Bunge Master Trust and to automatically assign Bunge Limited’s obligations as existing guarantor to Bunge Global SA as successor guarantor, effective at the completion of the redomestication (see Note 13 - Debt). In addition, MUFG Bank, Ltd. and Gotham Funding Corporation were added as a Purchaser under the Program.

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
At November 16, 2022, the effective date of the amended Program, $741 million of sold receivables were repurchased through a non-cash investing exchange of the Deferred Purchase Price ("DPP"). As of June 30, 2023, the Company had collected a total of $725 million of repurchased receivables, including $79 million collected in the first six months of 2023, which are reported as Proceeds from beneficial interest in securitized trade receivables under investing activities in the consolidated statements of cash flows.

The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate earlier on May 17, 2025, unless extended for an additional period in accordance with the terms of the receivables transfer agreement.

(US$ in millions)	June 30, 2023	December 31, 2022
Receivables sold that were derecognized from Bunge's balance sheet	$1,100	$1,100
Unsold receivables pledged to the administrative agent and included in Trade accounts receivable	$504	$583
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.

    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Six Months Ended June 30,
(US$ in millions)	2023	2022
Gross receivables sold	$6,901	$8,585
Proceeds received in cash related to transfers of receivables (1)	$6,872	$7,876
Cash collections from customers on receivables previously sold	$6,901	$8,372
Discounts related to gross receivables sold included in SG&A	$29	$6

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

(US$ in millions)	June 30, 2023	December 31, 2022
Agribusiness (1)	$7,468	$6,756
Refined and Specialty Oils (2)	1,072	1,316
Milling (3)	261	332
Corporate and Other	5	4
Total	$8,806	$8,408
(1)    Includes RMI of $6,956 million and $6,286 million at June 30, 2023, and December 31, 2022, respectively. Assets held for sale includes RMI of zero and $26 million at June 30, 2023, and December 31, 2022, respectively. Of these amounts, $5,898 million and $4,789 million can be attributable to merchandising activities at June 30, 2023, and December 31, 2022, respectively.
(2)    Includes RMI of $217 million and $271 million at June 30, 2023, and December 31, 2022, respectively.
(3)    Includes RMI of $23 million and $97 million at June 30, 2023, and December 31, 2022, respectively.

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	June 30, 2023	December 31, 2022
Unrealized gains on derivative contracts, at fair value	$1,865	$1,597
Prepaid commodity purchase contracts (1)	421	254
Secured advances to suppliers, net (2)	252	365
Recoverable taxes, net	372	365
Margin deposits	809	791
Marketable securities and other short-term investments (3)	73	119
Income taxes receivable	68	102
Prepaid expenses	269	376
Restricted cash	30	26
Other	306	386
Total	$4,465	$4,381
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing activities. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to farmers are reported net of allowances of $8 million and $7 million at June 30, 2023 and December 31, 2022, respectively.
(-)    Interest earned on secured advances to suppliers of $4 million and $6 million for the three months ended June 30, 2023, and 2022, respectively, and $11 million and $12 million for the six months ended June 30, 2023 and 2022 is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - The Company invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	June 30, 2023	December 31, 2022
Foreign government securities	$32	$68
Equity securities	13	23
Other	28	28
Total	$73	$119
    As of June 30, 2023, and December 31, 2022, $46 million and $89 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximated their fair values. For the three months ended June 30, 2023, and 2022, unrealized gains of $1 million and unrealized losses of $18 million, respectively, have been recognized in Other income (expense) - net for investments held at June 30, 2023, and 2022. For the six months ended June 30, 2023 and 2022, unrealized losses of $6 million and $119 million, respectively, have been recorded and recognized in Other income (expense) - net for investments held at June 30, 2023 and 2022.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	June 30, 2023	December 31, 2022
Recoverable taxes, net (1)	$35	$59
Judicial deposits (1)	125	110
Other long-term receivables, net (2)	15	16
Income taxes receivable (1)	207	143
Long-term investments (3)	167	163
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	46	32
Unrealized gains on derivative contracts, at fair value	1	1
Other	121	95
Total	$725	$627
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of June 30, 2023, and December 31, 2022, $10 million and $9 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $13 million and $14 million at June 30, 2023, and December 31, 2022, respectively.
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
The average recorded investment in long-term receivables from farmers in Brazil for the six months ended June 30, 2023, and the year ended December 31, 2022, was $102 million and $90 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	June 30, 2023		December 31, 2022
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$37	$37	$40	$34
Renegotiated amounts	1	1	2	2
For which no allowance has been provided:
Legal collection process (1)	24	—	19	—
Renegotiated amounts (2)	5	—	7	—
Other long-term receivables (3)	17	—	—	—
Total	$84	$38	$68	$36
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Six Months Ended June 30,
(US$ in millions)	2023	2022
Allowance as of January 1	$36	$36
Bad debt provisions	—	1
Recoveries	(1)	(3)
Write-offs	—	—
Transfers	—	—
Foreign exchange translation	3	3
Allowance as of June 30	$38	$37

8.    INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Impairment of Equity Method Investment
During the six months ended June 30, 2023, the Company recorded an impairment of $16 million associated with its equity method investment in Australia Plant Proteins ("APP"), a start-up manufacturer of novel protein ingredients. The impairment was determined through management's review of impairment indicators and consideration of the other-than temporary nature of such items. Impairment charges were recorded to Income (loss) from affiliates within Corporate and Other. As a result of the impairment, there is no carrying value associated with the equity method investment in APP at June 30, 2023.
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
The Joint Venture's assets can only be used to settle the Joint Venture’s own obligations and the Joint Venture’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with the Joint Venture at any given time. The following table presents the values of the assets and liabilities associated with the Joint Venture, which are included in Bunge’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such these VIEs have been excluded from the below table.

(US$ in millions)	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$569	$528
Trade accounts receivable	1	—
Inventories	68	85
Other current assets	91	98
Total current assets	729	711
Property, plant and equipment, net	100	65
Total assets	$829	$776

Current liabilities:
Trade accounts payable and accrued liabilities	$62	$81
Other current liabilities	90	85
Total current liabilities	152	166
Total liabilities	$152	$166

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
Income tax expense for the three and six months ended June 30, 2023 was $198 million and $381 million, respectively. Income tax expense for the three and six months ended June 30, 2022 was $36 million and $144 million, respectively. The effective tax rate for the three and six months ended June 30, 2023, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings. The effective tax rate for the three months ended June 30, 2022, was lower than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings, and the effective tax rate for the six months ended June 30,

2022 was lower than the U.S. statutory rate of 21%, primarily due to jurisdictional mix of earnings, incentives in South America, and the release of valuation allowances in Europe and Asia.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	June 30, 2023	December 31, 2022
Unrealized losses on derivative contracts, at fair value	$1,574	$1,570
Accrued liabilities	638	755
Advances on sales (1)	380	601
Income tax payable	63	156
Other	347	297
Total	$3,002	$3,379
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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	June 30, 2023				December 31, 2022
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$115	$185	$—	$300	$—	$81	$—	$81
Readily marketable inventories (Note 5)	—	5,812	1,384	7,196	—	6,268	412	6,680
Trade accounts receivable (1)	—	9	—	9	—	7	—	7
Unrealized gain on derivative contracts (2):
Interest rate	6	7	—	13	—	3	—	3
Foreign exchange	—	566	—	566	1	378	—	379
Commodities	165	915	60	1,140	136	763	101	1,000
Freight	98	—	—	98	80	—	—	80
Energy	42	2	—	44	128	2	—	130
Credit	—	5	—	5	—	5	—	5
Other (3)	24	21	11	56	33	40	27	100
Total assets	$450	$7,522	$1,455	$9,427	$378	$7,547	$540	$8,465
Liabilities:
Trade accounts payable (1)	$—	$658	$437	$1,095	$—	$513	$130	$643
Unrealized loss on derivative contracts (4):
Interest rate	4	333	—	337	—	344	—	344
Foreign exchange	—	433	—	433	1	461	—	462
Commodities	145	846	51	1,042	127	731	50	908
Freight	42	—	—	42	28	—	—	28
Energy	39	5	—	44	153	6	—	159
Credit	—	—	—	—	—	1	—	1
Total liabilities	$230	$2,275	$488	$2,993	$309	$2,056	$180	$2,545
(1)    These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $1 million and $1 million included in Other non-current assets at June 30, 2023, and December 31, 2022, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $324 million and $332 million included in Other non-current liabilities at June 30, 2023, and December 31, 2022, respectively.
Cash equivalents —Cash equivalents primarily includes money market funds and commercial paper investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Cash equivalents with liquid prices are valued using prices from publicly available sources and classified as Level 1. Cash equivalents with less liquid prices are valued using third-party quotes or pricing models and classified as Level 2.
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

Marketable securities and investments—Comprise foreign government securities, corporate debt securities, deposits, equity securities, and other investments. Bunge analyzes how the prices are derived and determines whether the prices are liquid or less liquid tradable prices. Marketable securities and investments with liquid prices are valued using prices from publicly available sources and classified as Level 1. Marketable securities and investments with less liquid prices are valued using third-party quotes or pricing models and classified as Level 2 or Level 3 as described below.
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
Level 3 Readily marketable inventories and Trade accounts payable—The significant unobservable inputs resulting in Level 3 classification for RMI, physically settled forward purchase and sales contracts, and Trade accounts payable, relate to certain management estimations regarding costs of transportation and other local market or location-related adjustments, primarily freight related adjustments in the interior of Brazil and the lack of market corroborated information in Canada. In both situations, the Company uses proprietary information such as purchase and sales contracts and contracted prices to value freight, premiums and discounts in its contracts. Movements in the prices of these unobservable inputs alone would not be expected to have a material effect on the Company's financial statements as these contracts do not typically exceed one future crop cycle.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2023, and 2022. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended June 30, 2023
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, April 1, 2023	$1,308	$47	$(494)	$27	$888
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	192	(56)	9	—	145
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(2)	(2)
Purchases	1,377	—	(89)	—	1,288
Sales	(1,846)	—	—	(14)	(1,860)
Settlements	—	—	131	—	131
Transfers into Level 3	312	26	(10)	—	328
Transfers out of Level 3	(18)	(8)	42	—	16
Translation adjustment	59	—	(26)	—	33
Balance, June 30, 2023	$1,384	$9	$(437)	$11	$967
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $219 million, $(32) million and $9 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2023.
(2)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $16 million mark-to-market losses related to securities still held at June 30, 2023.

	Three Months Ended June 30, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other (2)	Total
Balance, April 1, 2022	$1,131	$27	$(447)	$70	$781
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	35	(9)	18	—	44
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(5)	(5)
Purchases	856	—	(80)	—	776
Sales	(1,310)	—	—	—	(1,310)
Settlements	—	—	52	—	52
Transfers into Level 3	451	7	(2)	—	456
Transfers out of Level 3	(131)	(15)	146	—	—
Translation adjustment	(91)	—	42	1	(48)
Balance, June 30, 2022	$941	$10	$(271)	$66	$746
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $84 million, $(25) million and $17 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2022.
(2)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $5 million in gains related to securities still held at June 30, 2022.

	Six Months Ended June 30, 2023
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2023	$412	$51	$(130)	$27	$360
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	365	(71)	18	—	312
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(2)	(2)
Purchases	3,021	—	(429)	—	2,592
Sales	(3,589)	—	—	(14)	(3,603)
Settlements	—	—	171	—	171
Transfers into Level 3	1,150	29	(81)	—	1,098
Transfers out of Level 3	(39)	—	42	—	3
Translation adjustment	64	—	(28)	—	36
Balance, June 30, 2023	$1,384	$9	$(437)	$11	$967

(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $444 million, $(42) million and $19 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2023.
(2)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $16 million mark-to-market losses related to securities still held at June 30, 2023.

	Six Months Ended June 30, 2022
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2022	$205	$(31)	$(23)	$—	$151
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	170	28	33	—	231
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(69)	$(69)
Purchases	2,102	—	(446)	—	1,656
Sales	(2,687)	—	—	—	(2,687)
Settlements	—	—	325	(84)	241
Transfers into Level 3	1,415	28	(347)	218	1,314
Transfers out of Level 3	(178)	(14)	146	—	(46)
Translation adjustment	(86)	(1)	41	1	(45)
Balance, June 30, 2022	$941	$10	$(271)	$66	$746

(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $167 million, $26 million and $27 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at June 30, 2022.
(2)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $37 million in gains related to securities still held at June 30, 2022.

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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted sales, purchases, selling, general and administrative expenses, and recognized assets and liabilities with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through June 2024. Of the amount currently in Accumulated other comprehensive income (loss), $4 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	June 30, 2023	December 31, 2022	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$2,900	$3,753	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(324)	$(341)	$ Notional
Carrying value of hedged debt	$2,559	$3,394	$ Notional

Fair value hedges of currency risk
Cross currency swap	$212	$232	$ Notional
Carrying value of hedged debt	$212	$232	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$61	$310	$ Notional
Foreign currency option - notional amount	$66	$108	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$725	$495	$ Notional
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
The Company may also enter into other derivatives, including credit default swaps, carbon emission derivatives and equity derivatives to manage its exposure to credit risk and broader macroeconomic risks. The impact of changes in fair value of these instruments is presented in Cost of goods sold.

The table below summarizes the volume of economic derivatives as of June 30, 2023 and December 31, 2022. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	June 30,		December 31,
	2023		2022		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$79	$(1,675)	$387	$(1,267)	$ Notional
Futures	$—	$(416)	$—	$(97)	$ Notional
Forwards	$650	$(896)	$—	$—	$ Notional
Currency
Forwards	$9,735	$(12,003)	$9,819	$(9,682)	$ Notional
Swaps	$2,776	$(1,407)	$2,441	$(2,876)	$ Notional
Futures	$—	$(10)	$11	$—	$ Notional
Options	$36	$(25)	$—	$(102)	Delta
Agricultural commodities
Forwards	33,130,064	(34,407,272)	20,493,679	(27,766,763)	Metric Tons
Swaps	—	—	—	(1,864,262)	Metric Tons
Futures	—	(9,522,764)	—	(4,092,772)	Metric Tons
Options	210,894	(948,005)	1,025	(216,647)	Metric Tons
Ocean freight
FFA	—	(8,905)	—	(11,197)	Hire Days
Natural gas
Forwards	24,619	(24,620)	—	—	MMBtus
Swaps	580,095	—	1,460,190	—	MMBtus
Futures	6,037,280	—	5,250,393	—	MMBtus
Options	419,540	—	—	—	MMBtus
Electricity
Futures	—	(73,496)	—	—	Mwh
Swaps	28,800	(10,800)	22,987	(8,619)	Mwh
Energy - other
Swaps	170,736	—	175,784	—	Metric Tons
Futures	—	—	1,320,881	—	Metric Tons
Options	—	(13,640)	—	—	Metric Tons
Energy - CO2
Futures	355,000	—	—	(38,000)	Metric Tons
Other
Swaps and futures	$10	$(45)	$20	$(50)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended June 30,
(US$ in millions)		2023	2022
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$4	$5

Cost of goods sold
Hedge accounting	Foreign currency	$(1)	$—
Economic hedges	Foreign currency	324	(70)
	Commodities	(32)	638
	Other (1)	16	9
Total Cost of goods sold		$307	$577

Selling, general & administrative
Hedge Accounting	Foreign exchange	$1	$—

Interest expense
Hedge accounting	Interest rate	$(35)	$3
Economic hedges	Interest rate	5	—
Total Interest expense		$(30)	$3

Foreign exchange (losses) gains
Hedge accounting	Foreign currency	$(19)	$(25)
Economic hedges	Foreign currency	(39)	57
Total Foreign exchange (losses) gains		$(58)	$32

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$—	$2
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$(26)	$4
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(40)	$41

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$1	$(5)
(1)    Other includes results from freight, energy and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Six months ended June 30,
(US$ in millions)		2023	2022
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$5	$7

Cost of goods sold
Hedge accounting	Foreign currency	$—	$—
Economic hedges	Foreign currency	408	423
	Commodities	364	(618)
	Other (1)	7	90
Total Cost of goods sold		$779	$(105)

Selling, general & administrative expenses
Hedge Accounting	Foreign exchange	$1	$—

Interest expense
Hedge accounting	Interest rate	$(68)	$(4)
Economic hedges	Interest rate	6	1
Total Interest expense		$(62)	$(3)

Foreign exchange gains (losses)
Hedge accounting	Foreign currency	$(21)	$(37)
Economic hedges	Foreign currency	(6)	116
Total Foreign exchange gains (losses)		$(27)	$79

Other income (expense)
Economic hedges	Interest rate	$1	$1

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$—	$2
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$(31)	$36
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(61)	$(108)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$—	$(7)
(1)    Other includes results from freight, energy and other derivatives.

13.    DEBT

Prior to June 21, 2023, Bunge conducted most of its third party financing activities through a centralized financing structure that included a master trust (the “Bunge Master Trust”). On June 21, 2023, Bunge terminated the Bunge Master Trust in accordance with a termination and lien release agreement in order to simplify the legal framework around its capital structure. Post termination of the Bunge Master Trust, Bunge will continue to conduct most of its third party financing activities centrally through 100% owned finance subsidiaries which carry full, unconditional guarantees of the parent company. In connection with the termination of the Bunge Master Trust, Bunge amended its existing credit agreements and related guarantees to remove all references and provisions related to the Bunge Master Trust, as well as made amendments to certain credit facilities as discussed further below.
Also on June 21, 2023, Bunge entered into an unsecured $1.1 billion 364-day revolving credit agreement (the “$1.1 Billion 2024 Credit Agreement”) with a group of lenders, maturing on June 19, 2024. Bunge may from time to time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion 2024 Credit Agreement by an aggregate amount up to $250 million, subject to lender approval, pursuant to an accordion provision. Borrowings will bear interest at Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment and applicable margin as defined in the $1.1 Billion 2024 Credit Agreement. The $1.1 Billion 2024 Credit Agreement replaced an existing $1.1 billion 364-day revolving credit agreement scheduled to mature July 14, 2023. Bunge had no borrowings outstanding at June 30, 2023, and December 31, 2022, under the $1.1 Billion 2024 Credit Agreement and the predecessor agreement, respectively.
Further, on June 21, 2023, Bunge amended its $1.35 billion 5-year revolving credit agreement to increase total commitments under the facility to $1.95 billion (the “$1.95 Billion Credit Agreement"). Bunge may from time to time request one or more of the existing or new lenders to increase the total participations under the $1.95 Billion Credit Agreement by an aggregate amount up to $1.5 billion pursuant to an accordion provision. Borrowings will bear interest at SOFR plus a SOFR adjustment and applicable margin as defined in the $1.95 Billion Credit Agreement. Bunge had no borrowings outstanding at June 30, 2023, and December 31, 2022, under the $1.95 billion Credit Agreement.
Bunge had no borrowings outstanding at June 30, 2023, and December 31, 2022, under the unsecured $865 million Revolving Credit Agreement (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at SOFR plus a SOFR adjustment and applicable margin, as defined in the $865 Million 2026 Facility.
Bunge had no borrowings outstanding at June 30, 2023, and December 31, 2022, under the unsecured $1.75 billion revolving credit facility ("$1.75 Billion Revolving Credit Facility"), set to mature on December 16, 2024. The interest rate under the $1.75 Billion Revolving Credit Facility is tied to certain sustainability criteria, including, but not limited to, science-based targets that define Bunge's climate goals within its operations and a commitment to a deforestation-free supply chain in 2025. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments by an amount not to exceed $250 million pursuant to an accordion provision. Borrowings under the $1.75 Billion Revolving Credit Facility will bear interest at SOFR plus a SOFR adjustment, which will vary from 0.30% to 1.30%, based on the senior long-term unsecured debt ratings provided by Moody’s Investors Service and Standard & Poor's Global Ratings. Bunge will also pay a fee that will vary from 0.10% to 0.40% based on its utilization of the $1.75 Billion Revolving Credit Facility.
Borrowings under the committed revolving credit facilities described above typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the condensed consolidated statements of cash flows.
At June 30, 2023, Bunge had $5,665 million unused and available committed borrowing capacity comprised of committed revolving credit facilities with a number of financial institutions. At December 31, 2022, Bunge had $6,665 million unused and available committed borrowing capacity comprised of committed revolving credit facilities and the commercial paper program with a number of financial institutions, totaling $5,665 million, and $1,000 million in committed unsecured delayed draw term loans, as discussed below.

On June 21, 2023, Bunge terminated its existing $600 million asset-backed commercial paper program and its related liquidity and letter of credit facilities. To continue access to the commercial paper market, Bunge established a new $1 billion unsecured corporate commercial paper program (the “$1 Billion Commercial Paper Program”). Standard & Poor's and Moody's assigned short-term ratings of A-2 and P-2, respectively. The short-term credit ratings of the $1 Billion Commercial Paper Program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding. The $1 Billion Commercial Paper Program has no maturity date. At June 30, 2023, there were no borrowings outstanding under the $1 Billion Commercial Paper Program. At December 31, 2022, there were no borrowings outstanding under Bunge’s prior commercial paper program and its related liquidity and letter of credit facilities. Borrowings under the $1 Billion Commercial Paper Program typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the condensed consolidated statements of cash flows.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on financing requirements. At June 30, 2023, and December 31, 2022, there were no borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $667 million and $546 million in short-term borrowings outstanding under local bank lines of credit at June 30, 2023, and December 31, 2022, respectively, to support working capital requirements. The original maturity of borrowings under uncommitted bilateral credit lines and local bank lines of credit varies based upon the Company's financing objectives. As a result, proceeds and repayments of such credit lines may be presented on a net basis, or separately, in the condensed consolidated statements of cash flows as dictated by the borrowing's original maturity.
The fair value of Bunge’s long-term debt, including current portion, is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	June 30, 2023		December 31, 2022
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,282	$4,290	$4,105	$4,148
Upon maturity in June 2023, Bunge repaid the principal and accrued interest due on its issued and outstanding 800 million Euro 1.85% Senior Notes.
On August 5, 2022, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million February 2023 Delayed Draw Term Loan") with a group of lenders that was required to be drawn by February 2, 2023. The $250 million February 2023 Delayed Draw Term Loan bears interest at SOFR plus a SOFR adjustment and applicable margin, as defined in the $250 million February 2023 Delayed Draw Term Loan agreement. The $250 million February 2023 Delayed Draw Term Loan was drawn on February 2, 2023 and matures on August 5, 2027.
On July 26, 2022, and later amended on October 7, 2022, Bunge entered into an unsecured $750 million delayed draw term loan (the "$750 Million Delayed Draw Term Loan") with a group of lenders giving Bunge the option to draw the loan by January 25, 2023. The $750 Million Delayed Draw Term Loan bears interest at SOFR plus a SOFR adjustment and applicable margin, as defined in the $750 Million Delayed Draw Term Loan agreement. The $750 Million Delayed Draw Term Loan was drawn on January 25, 2023 and matures on October 24, 2025.
As described in Note 2 - Acquisitions and Dispositions, Bunge has secured a total of $8.0 billion in Acquisition Financing in the form of a $7.7 billion financing commitment from a consortium of lenders, arranged by Sumitomo Mitsui Banking Corporation and a $300 million 5-year delayed draw term loan from CoBank and the U.S. farm credit system executed July 7, 2023 that may be drawn upon the closing of the acquisition. The $7.7 billion financing commitment is in the form of a three tranche term loan maturing 364-days, 2-years and 3-years from closing of the acquisition.

14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 8% or less of total Cost of goods sold for the three and six months ended June 30, 2023, and 2022. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three and six months ended June 30, 2023, and 2022.

In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three and six months ended June 30, 2023, and 2022, such services were not material to the Company's consolidated results.
At June 30, 2023, and December 31, 2022, receivables related to the above related party transactions comprised approximately 1% or less of total Trade accounts receivable. At June 30, 2023, and December 31, 2022, payables related to the above related party transactions comprised approximately 4% or less of total Trade accounts payable.
Bunge believes all transaction values to be similar to those that would be conducted with third parties.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2022. Included in Other non-current liabilities as of June 30, 2023, and December 31, 2022, are the following amounts related to these matters:

(US$ in millions)	June 30, 2023	December 31, 2022
Non-income tax claims	$19	$20
Labor claims	66	76
Civil and other claims	113	105
Total	$198	$201
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
The Company continues to evaluate the merits of outstanding claims from examinations of ICMS and PIS/COFINS tax returns concluded by Brazilian federal and state tax authorities and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	June 30, 2023	December 31, 2022
ICMS	1990 to Present	$232	$215
PIS/COFINS	2002 to Present	$436	$347

Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees — Bunge has issued or was a party to the following guarantees at June 30, 2023:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$—	$96
Residual value guarantee (2)	—	364
Russia disposition indemnity (3)	9	235
Other guarantees	—	6
Total	$9	$701
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such debt facilities at June 30, 2023, Bunge's potential liability was $50 million, and it has recorded less than $1 million obligation related to these guarantees within Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At June 30, 2023, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
(3)    On February 3, 2023, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's Russian subsidiary. The indemnity expires on February 2, 2030. As of June 30, 2023, Bunge recorded a $9 million obligation related to this indemnity within Other non-current liabilities.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	June 30, 2023	December 31, 2022
Labor, legal, and other provisions	$216	$205
Pension and post-retirement obligations	149	152
Uncertain income tax positions (1)	67	59
Unrealized losses on derivative contracts, at fair value (2)	324	332
Other	115	101
Total	$871	$849
(1)See Note 9 - Income Taxes.
(2)See Note 11- Fair Value Measurements.

17.    EQUITY
Share repurchase program — As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge's Board of Directors approved the expansion of the existing program for the repurchase of Bunge’s issued and outstanding common shares. At the time, approximately $300 million of capacity for the repurchase of Bunge common shares remained available under the existing program and Bunge's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate purchase price of $2.0 billion. The program continues to have an indefinite term. To date under the program, 2,109,115 common shares were repurchased for $200 million. As of June 30, 2023, $2.0 billion remains outstanding for repurchases under the program.
Dividends on common shares — On May 11, 2023, Bunge announced that the Company's Board of Directors had declared a dividend of $0.6625 per common share, payable on September 1, 2023, to shareholders of record on August 18, 2023. The $0.6625 per common share dividend represents a $0.0375, or 6%, increase from the Company's previous quarterly cash dividend of $0.625. During the six months ended June 30, 2023, the Company's Board of Directors declared total dividends on common shares of $1.2875 per common share.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2023	$(5,701)	$(368)	$(102)	$(6,171)
Other comprehensive income (loss) before reclassifications	147	(66)	—	81
Amount reclassified from accumulated other comprehensive income (loss)	—	(1)	—	(1)
Balance, June 30, 2023	$(5,554)	$(435)	$(102)	$(6,091)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2022	$(5,697)	$(373)	$(143)	$(6,213)
Other comprehensive income (loss) before reclassifications	(265)	47	—	(218)
Amount reclassified from accumulated other comprehensive income (loss)	—	(5)	—	(5)
Balance, June 30, 2022	$(5,962)	$(331)	$(143)	$(6,436)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(5,926)	$(343)	$(102)	$(6,371)
Other comprehensive income (loss) before reclassifications	269	(92)	—	177
Amount reclassified from accumulated other comprehensive income (loss)	103	—	—	103
Balance, June 30, 2023	$(5,554)	$(435)	$(102)	$(6,091)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(6,093)	$(254)	$(124)	$(6,471)
Other comprehensive income (loss) before reclassifications	131	(70)	—	61
Amount reclassified from accumulated other comprehensive income (loss) (1)	—	(7)	(19)	(26)
Balance, June 30, 2022	$(5,962)	$(331)	$(143)	$(6,436)
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

18.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions, except for share data)	2023	2022	2023	2022
Net income (loss) attributable to Bunge common shareholders	$622	$206	$1,254	$894

Weighted-average number of common shares outstanding:
Basic	150,609,139	151,799,677	150,345,757	147,183,925
Effect of dilutive shares:
—stock options and awards (2)	1,570,265	2,273,037	1,886,376	2,687,006
—convertible preference shares (1)	—	—	—	3,966,347
Diluted	152,179,404	154,072,714	152,232,133	153,837,278

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$4.13	$1.36	$8.34	$6.08
Net income (loss) attributable to Bunge common shareholders—diluted	$4.09	$1.34	$8.24	$5.81
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
(2)    The weighted-average common shares outstanding-diluted exclude less than one million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three and six months ended June 30, 2023, and 2022.

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

	Three Months Ended June 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$10,875	$3,601	$490	$72	$11	$—	$15,049
Inter–segment revenues	1,999	56	—	—	—	(2,055)	—
Cost of goods sold	(9,878)	(3,268)	(450)	(70)	(18)	—	(13,684)
Gross profit	997	333	40	2	(7)	—	1,365
Selling, general and administrative expenses	(151)	(98)	(24)	—	(147)	—	(420)
Foreign exchange (losses) gains	(64)	5	(1)	—	(6)	—	(66)
EBIT attributable to noncontrolling interests (1)	1	(7)	1	—	1	—	(4)
Other income (expense) - net	7	(16)	(2)	2	21	—	12
Income (loss) from affiliates	(5)	—	—	47	(17)	—	25
Total Segment EBIT (2)	785	217	14	51	(155)	—	912
Total assets	17,789	3,883	1,086	382	2,572	—	25,712

	Three Months Ended June 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$12,747	$4,445	$677	$57	$7	$—	$17,933
Inter–segment revenues	2,892	86	92	—	—	(3,070)	—
Cost of goods sold	(12,431)	(4,120)	(551)	(55)	(4)	—	(17,161)
Gross profit	316	325	126	2	3	—	772
Selling, general and administrative expenses	(119)	(87)	(28)	—	(100)	—	(334)
Foreign exchange (losses) gains	(93)	(8)	—	—	(9)	—	(110)
EBIT attributable to noncontrolling interests (1)	(13)	(7)	(1)	—	1	—	(20)
Other income (expense) - net	(14)	(5)	—	—	13	—	(6)
Income (loss) from affiliates	16	—	—	4	—	—	20
Total Segment EBIT (2)	93	218	97	6	(92)	—	322
Total assets	18,889	4,616	1,488	376	2,050	—	27,419

	Six Months Ended June 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$21,727	$7,489	$1,005	$136	$20	$—	$30,377
Inter–segment revenues	4,155	93	164	—	—	(4,412)	—
Cost of goods sold	(19,922)	(6,814)	(934)	(134)	(27)	—	(27,831)
Gross profit	1,805	675	71	2	(7)	—	2,546
Selling, general and administrative expenses	(283)	(193)	(45)	—	(252)	—	(773)
Foreign exchange (losses) gains	(25)	10	(1)	—	(1)	—	(17)
EBIT attributable to noncontrolling interests (1)	(20)	(11)	1	—	1	—	(29)
Other income (expense) - net	18	(31)	(3)	2	41	—	27
Income (loss) from affiliates	(5)	—	—	66	(17)	—	44
Total Segment EBIT (2)	1,490	450	23	70	(235)	—	1,798
Total assets	17,789	3,883	1,086	382	2,572	—	25,712

	Six Months Ended June 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$23,978	$8,421	$1,280	$121	$13	$—	$33,813
Inter–segment revenues	5,379	198	467	—	—	(6,044)	—
Cost of goods sold	(22,798)	(7,834)	(1,083)	(117)	(5)	—	(31,837)
Gross profit	1,180	587	197	4	8	—	1,976
Selling, general and administrative expenses	(240)	(176)	(52)	—	(174)	—	(642)
Foreign exchange (losses) gains	(84)	(8)	3	—	(9)	—	(98)
EBIT attributable to noncontrolling interests (1)	(17)	(4)	(1)	—	(11)	—	(33)
Other income (expense) - net	(77)	(8)	—	—	32	—	(53)
Income (loss) from affiliates	30	—	—	36	(1)	—	65
Total Segment EBIT (2)	792	391	147	40	(155)	—	1,215
Total assets	18,889	4,616	1,488	376	2,050	—	27,419

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
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2023	2022	2023	2022
Net income (loss) attributable to Bunge	$622	$206	$1,254	$894
Interest income	(40)	(11)	(83)	(20)
Interest expense	129	92	241	203
Income tax expense (benefit)	198	36	381	144
Noncontrolling interests' share of interest and tax	3	(1)	5	(6)
Total Segment EBIT	$912	$322	$1,798	$1,215
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

	Three Months Ended June 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$10,293	$262	$41	$70	$—	$10,666
Sales from contracts with customers (ASC 606)	582	3,339	449	2	11	4,383
Net sales to external customers	$10,875	$3,601	$490	$72	$11	$15,049

	Three Months Ended June 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$11,929	$379	$47	$56	$—	$12,411
Sales from contracts with customers (ASC 606)	818	4,066	630	1	7	5,522
Net sales to external customers	$12,747	$4,445	$677	$57	$7	$17,933

	Six Months Ended June 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$20,582	$440	$115	$134	$—	$21,271
Sales from contracts with customers (ASC 606)	1,145	7,049	890	2	20	9,106
Net sales to external customers	$21,727	$7,489	$1,005	$136	$20	$30,377

	Six Months Ended June 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$22,496	$630	$109	$119	$—	$23,354
Sales from contracts with customers (ASC 606)	1,482	7,791	1,171	2	13	10,459
Net sales to external customers	$23,978	$8,421	$1,280	$121	$13	$33,813

Cautionary Statement Regarding Forward Looking Statements
This report contains both historical and forward looking statements. All statements, other than statements of historical fact are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These forward looking statements are not based on historical facts, but rather reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward looking statements by using words including “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “plan,” “intend,” “estimate,” “continue” and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors described in our Form 10-K, Form 10-Q, and Form 8-K reports (including all amendments to those reports) and include: the impact on our employees, operations, and facilities from the war in Ukraine and the resulting economic and other sanctions imposed on Russia, including the impact on Bunge resulting from the continuation and/or escalation of the war and sanctions against Russia; the effect of weather conditions and the impact of crop and animal disease on our business; the impact of global and regional economic, agricultural, financial and commodities market, political, social and health conditions; changes in governmental policies and laws affecting our business, including agricultural and trade policies, financial markets regulation and environmental, tax and biofuels regulation; the impact of seasonality; the impact of government policies and regulations; the outcome of pending regulatory and legal proceedings; our ability to complete, integrate and benefit from acquisitions, divestitures, joint ventures and strategic alliances, including without limitation Bunge's proposed business combination with Viterra Limited, and the Company's ability to consummate the proposed redomestication that would change the Company's place of incorporation and residence from Bermuda to Switzerland; the impact of industry conditions, including fluctuations in supply, demand and prices for agricultural commodities and other raw materials and products that we sell and use in our business, fluctuations in energy and freight costs and competitive developments in our industries; the effectiveness of our capital allocation plans, funding needs and financing sources; the effectiveness of our risk management strategies; operational risks, including industrial accidents, natural disasters, pandemics or epidemics and cybersecurity incidents; changes in foreign exchange policy or rates; the impact of our dependence on third parties; our ability to attract and retain executive management and key personnel; and other factors affecting our business generally.
The forward looking statements included in this report are made only as of the date of this report, and except as otherwise required by federal securities law, we do not have any obligation to publicly update or revise any forward looking statements to reflect subsequent events or circumstances.
You should refer to “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, “Risks Related to the Acquisition” and “Risks Related to the Redomestication” sections of the Company's definitive proxy statement filed with the SEC on August 7, 2023, and “Part II — Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for a more detailed discussion of these factors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2023 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2022, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended June 30, 2023, for a discussion of our internal controls over financial reporting.
Non-U.S. GAAP Financial Measures
Total segment earnings before interest and taxes ("EBIT") is an operating performance measure used by Bunge’s management to evaluate segment operating activities. Bunge also uses Core Segment EBIT, Non-core Segment EBIT, Corporate and Other EBIT, and Total Segment EBIT to evaluate the operating performance of Bunge’s Core reportable segments, Non-core reportable segments, and Total reportable segments together with Corporate and Other. Core Segment EBIT is the aggregate of the EBIT of each of Bunge’s Agribusiness, Refined and Specialty Oils, and Milling segments. Non-core Segment EBIT is the EBIT of Bunge’s Sugar & Bioenergy segment. Total Segment EBIT is the aggregate of the EBIT of Bunge’s Core and Non-core reportable segments, together with Corporate and Other. Bunge’s management believes Core Segment EBIT, Non-core Segment EBIT, and Total Segment EBIT are useful measures of operating profitability since the measures allow for an evaluation of the performance of its segments without regard to financing methods or capital structure. In addition, EBIT is a financial measure that is widely used by analysts and investors in Bunge’s industry. Total Segment EBIT is a non-U.S. GAAP financial measure and is not intended to replace Net income attributable to Bunge, the most directly comparable U.S. GAAP financial measure. Further, Total Segment EBIT excludes EBIT attributable to noncontrolling interests and is not a measure of consolidated operating results under U.S. GAAP and should not be considered as an alternative to Net income or any other measure of consolidated operating results under U.S. GAAP. See the reconciliation of Net income attributable to Bunge to Total Segment EBIT below.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended June 30, 2023, Net income attributable to Bunge was $622 million, an increase of $416 million compared to $206 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, Net income attributable to Bunge was $1,254 million, an increase of $360 million, compared to $894 million for the six months ended June 30, 2022. The increase for the three and six months ended June 30, 2023, was due to higher Segment EBIT in our Core and Non-core segments, as further discussed in the Segment Overview & Results of Operations section below partially offset by higher income tax expense as discussed further below.
Earnings Per Common Share - Diluted - For the three months ended June 30, 2023, Net income attributable to Bunge common shareholders, diluted, was $4.09 per share, an increase of $2.75 per share, compared to income of $1.34 per share for the three months ended June 30, 2022. For the six months ended June 30, 2023, Net income attributable to Bunge common shareholders, diluted, was $8.24 per share, an increase of $2.43 per share, compared to income of $5.81 per share for the six months ended June 30, 2022.
EBIT - For the three months ended June 30, 2023, Total Segment EBIT was $912 million, an increase of $590 million compared to Total Segment EBIT of $322 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, Total Segment EBIT was $1,798 million, an increase of $583 million compared to Total Segment EBIT of $1,215 million for the six months ended June 30, 2022. The increase in Total Segment EBIT for the three and six months ended June 30, 2023, was due to higher Segment EBIT in our Core and Non-core segments, partially offset by lower Segment EBIT in our Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below.

Income Tax (Expense) Benefit - Income tax expense was $198 million for the three months ended June 30, 2023 compared to income tax expense of $36 million for the three months ended June 30, 2022. Income tax expense was $381 million for the six months ended June 30, 2023 compared to $144 million for the six months ended June 30, 2022. The increase was primarily due to higher pre-tax income in 2023, as well as an unfavorable earnings mix in 2023.
Liquidity and Capital Resources – At June 30, 2023, working capital, which equals Total current assets less Total current liabilities, was $8,909 million, an increase of $2,278 million, compared to working capital of $6,631 million at June 30, 2022, and an increase of $1,751 million, compared to working capital of $7,158 million at December 31, 2022. The increases in working capital at June 30, 2023, compared to June 30, 2022, and December 31, 2022, were primarily due to a higher Cash and cash equivalents balances as well as lower Short-term debt and Current portion of long-term debt balances, driven by strong operating cash flows.
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

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(US$ in millions)	2023	2022	2023	2022
Net income (loss) attributable to Bunge	$622	$206	$1,254	$894
Interest income	(40)	(11)	(83)	(20)
Interest expense	129	92	241	203
Income tax expense (benefit)	198	36	381	144
Noncontrolling interests' share of interest and tax	3	(1)	5	(6)
Total Segment EBIT	$912	$322	$1,798	$1,215

Agribusiness Segment EBIT	785	93	1,490	792
Refined and Specialty Oils Segment EBIT	217	218	450	391
Milling Segment EBIT	14	97	23	147
Core Segment EBIT	1,016	408	1,963	1,330

Corporate and Other EBIT	(155)	(92)	(235)	(155)

Sugar and Bioenergy Segment EBIT	51	6	70	40
Non-core Segment EBIT	51	6	70	40

Total Segment EBIT	$912	$322	$1,798	$1,215

Core Segments

Agribusiness Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2023	2022	% Change	2023	2022	% Change
Volumes (in thousand metric tons)	18,257	19,490	(6)%	36,643	39,560	(7)%
Net sales	$10,875	$12,747	(15)%	$21,727	$23,978	(9)%
Cost of goods sold	(9,878)	(12,431)	(21)%	(19,922)	(22,798)	(13)%
Gross profit	997	316	216%	1,805	1,180	53%
Selling, general and administrative expense	(151)	(119)	27%	(283)	(240)	18%
Foreign exchange (losses) gains	(64)	(93)	31%	(25)	(84)	70%
EBIT attributable to noncontrolling interests	1	(13)	108%	(20)	(17)	(18)%
Other income (expense) – net	7	(14)	150%	18	(77)	123%
Income (loss) from affiliates	(5)	16	(131)%	(5)	30	(117)%
Total Agribusiness Segment EBIT	$785	$93	744%	$1,490	$792	88%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Agribusiness segment Net sales decreased 15%, to $10,875 million for the three months ended June 30, 2023. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 7%, primarily due to lower average sales prices and volumes in our South America oilseed processing business. Lower volumes resulted primarily from decreased sales in Argentina due to the drought experienced in the region in the current year. Lower average sales prices were experienced in our

Europe softseed business, resulting from a reduction of sales prices in the current year relative to the higher price environment in prior year following the onset of the Ukraine-Russia war. The above decreases were partially offset by higher average sales prices in our global soybean oilseed processing business as a result of strong protein and oil demand and slightly higher volumes in our Europe softseed business despite the sale of our Russian Oilseed Processing business in the first quarter of 2023.
•In Merchandising, Net sales decreased 33%, primarily due to lower volumes and lower average sales prices in our global corn and oils businesses, resulting from a reduction of global commodity prices relative to the higher price environment following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment.
Cost of goods sold decreased 21%, to $9,878 million for the three months ended June 30, 2023. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 13%, primarily due to lower sales, as noted in Net sales above, favorable mark-to-market results, lack of recurring losses in relation to the Ukraine-Russia war and a $4 million benefit in the three months ended June 30, 2023 from the recognition of mark-to-market gains related to the recovery of inventories in Ukraine primarily from our Mykolaiv facility.
•In Merchandising, Cost of goods sold decreased 38%, primarily due to the lower sales, as noted in Net sales above, favorable mark-to-market results, lack of recurring losses in relation to the Ukraine-Russia war and a $5 million benefit in the three months ended June 30, 2023 from the recognition of mark-to-market gains related to the recovery of inventories in Ukraine primarily from our Mykolaiv facility.
SG&A increased 27% to $151 million for the three months ended June 30, 2023. The increase was primarily driven by increased variable incentive costs and higher costs as a result of inflationary pressures, partially offset by favorable currency movements, primarily from the weakening Argentine peso.
Foreign exchange (losses) gains - net increased 31% to a loss of $64 million for the three months ended June 30, 2023. The current year reduction in losses is primarily the result of gains in our Processing business from a weakening U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. functional currency operations. In the prior year, a strengthening U.S. dollar resulted in losses on similar positions. The impact was partially offset in Merchandising by a current year reduction in our Bunge Financial Services business.
Other income (expense) - net was income of $7 million for the three months ended June 30, 2023, compared to expense of $14 million for the three months ended June 30, 2022. The increase was primarily due to improved results from our Bunge Financial Services business, primarily related to the absence of prior year losses on marketable securities and other short-term investments following the onset of the Ukraine-Russia war.
Segment EBIT increased 744%, to $785 million for the three months ended June 30, 2023. The net increase was primarily due to the following:
•In Processing, an increase of 5,227% was primarily due to higher Gross profit, in part from improved margins in our Europe softseed business and higher Other income, partially offset by higher SG&A as described above.
•In Merchandising, an increase of 143% was primarily due to higher Gross profit primarily driven by favorable mark-to-market results and higher Other income partially offset by higher SG&A as described above and lower Foreign exchange (losses) gains.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Agribusiness segment Net sales decreased 9%, to $21,727 million for the six months ended June 30, 2023. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 2%, primarily due to lower average sales prices and lower volumes in the South America oilseed processing business. Lower volumes resulted primarily from decreased sales in Argentina due to the drought experienced in the region in the current year. Lower average sales prices and lower volumes in our European softseed processing business, resulted from a reduction of sales prices in the current year relative to the higher price environment in the prior year following the onset of the Ukraine-Russia war as well as lower volumes from the completion of the sale of our Russian Oilseed Processing business during the first quarter of 2023. The above decreases were partially offset by higher average sales prices in our global soybean oilseed processing businesses, and in North America, as a result of strong protein and oil demand.

•In Merchandising, Net sales decreased 25%, primarily due to lower average sales prices in our global oil, corn, and wheat businesses, as a result of higher global commodity prices in the prior year following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. Additional sales decreases were driven by lower sales volumes primarily in our global corn business due to market conditions in the prior year which were exacerbated as a result of the onset of the Ukraine-Russia war. The above decreases were partially offset by higher sales volumes in our global wheat business, as a result of the partial resumption of operations in Ukraine.
Cost of goods sold decreased 13% to $19,922 million for the six months ended June 30, 2023. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 6%, primarily due to lower Net sales, favorable mark-to-market results, lack of recurring losses in relation to the Ukraine-Russia war and a $14 million benefit in the six months ended June 30, 2023 from the recognition of mark-to-market gains related to the recovery of inventories in Ukraine primarily from our Mykolaiv facility. The decrease is partially offset by increased industrial costs, in particular labor and maintenance, during the current year.
•In Merchandising, Cost of goods sold decreased 26%, primarily due to lower Net sales, favorable mark-to-market results, lack of recurring losses in relation to the Ukraine-Russia war and a $5 million benefit in the six months ended June 30, 2023 from the recognition of mark-to-market gains related to the recovery of inventories in Ukraine primarily from our Mykolaiv facility.
SG&A increased 18% to $283 million for the six months ended June 30, 2023. The increase was primarily driven by increased variable incentive costs and higher costs as a result of inflationary pressures, partially offset by favorable currency movements, primarily from the weakening Argentine peso.
Foreign exchange (losses) gains - net results increased 70% to a loss of $25 million for the six months ended June 30, 2023. The current year reduction in losses is primarily the result of gains in our Processing business from a weakening U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. functional currency operations. In the prior year, a strengthening U.S. dollar resulted in losses on similar positions. The impact was partially offset in Merchandising by a current year reduction in our Bunge Financial Services business.
Other income (expense) - net was income of $18 million for the six months ended June 30, 2023 compared to an expense of $77 million for the six months ended June 30, 2022. The increase was primarily due to prior year losses on marketable securities and other short-term investments with exposures to Ukraine, following the onset of the Ukraine-Russia war.
Segment EBIT increased 88% to $1,490 million for the six months ended June 30, 2023. The net increase was primarily due to the following:
•In Processing, an increase of 118% was primarily due to higher Gross profit primarily driven by improved margins in our Europe softseed business and our North America oilseed processing business, lower Foreign exchange losses, and higher Other income (expense) - net, partially offset by higher SG&A as described above.
•In Merchandising, an increase of 16% was primarily due higher Other income (expense) - net, as described above, which more than offset lower Gross profit.

Refined and Specialty Oils Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2023	2022	% Change	2023	2022	% Change
Volumes (in thousand metric tons)	2,212	2,328	(5)%	4,358	4,624	(6)%
Net sales	$3,601	$4,445	(19)%	$7,489	$8,421	(11)%
Cost of goods sold	(3,268)	(4,120)	(21)%	(6,814)	(7,834)	(13)%
Gross profit	333	325	2%	675	587	15%
Selling, general and administrative expense	(98)	(87)	13%	(193)	(176)	10%
Foreign exchange (losses) gains	5	(8)	163%	10	(8)	225%
EBIT attributable to noncontrolling interests	(7)	(7)	—%	(11)	(4)	(175)%
Other income (expense) – net	(16)	(5)	220%	(31)	(8)	288%
Income (loss) from affiliates	—	—	—%	—	—	—%
Total Refined and Specialty Oils Segment EBIT	$217	$218	—%	$450	$391	15%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Refined and Specialty Oils segment Net sales decreased 19%, to $3,601 million for the three months ended June 30, 2023. The decrease was primarily due to lower sales prices in all regions, driven by increased supply, including increased capacity in North America. Sales volumes were also lower in most regions, driven by the 2022 partial expiration of leased capacity at the Rotterdam facility as well as the sale of our Russian operations in the first quarter of 2023.
Cost of goods sold decreased 21%, to $3,268 million for the three months ended June 30, 2023. The decrease was primarily due to lower prices in all regions, as described for Net sales above, as well as effective management of supply chains and more favorable mark-to-market results. The decrease is partially offset by increased industrial input costs, in particular labor and maintenance, during the current year.
Segment EBIT for the three months ended June 30, 2023 was in line with the three months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Refined and Specialty Oils segment Net sales decreased 11% to $7,489 million for the six months ended June 30, 2023, primarily due to lower average sales prices in most regions, driven by increased supply. Sales volumes were also lower in most regions, driven by the 2022 partial expiration of leased capacity at the Rotterdam facility as well as the sale of our Russian operations in the first quarter of 2023.
Cost of goods sold decreased 13% to $6,814 million for the six months ended June 30, 2023. The decrease in Cost of goods sold was primarily due to lower average commodity prices and volumes in most regions, as described for Net sales above, as well as effective management of supply chains and favorable mark-to-market results. The decrease is partially offset by increased industrial input costs, in particular labor and maintenance, during the current year.
Segment EBIT increased 15% to $450 million for the six months ended June 30, 2023. The increase was due to higher Gross profit as described above.

Milling Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions, except volumes)	2023	2022	% Change	2023	2022	% Change
Volumes (in thousand metric tons)	844	1,143	(26)%	1,665	2,304	(28)%
Net sales	$490	$677	(28)%	$1,005	$1,280	(21)%
Cost of goods sold	(450)	(551)	(18)%	(934)	(1,083)	(14)%
Gross profit	40	126	(68)%	71	197	(64)%
Selling, general and administrative expense	(24)	(28)	(14)%	(45)	(52)	(13)%
Foreign exchange (losses) gains	(1)	—	(100)%	(1)	3	(133)%
EBIT attributable to noncontrolling interests	1	(1)	200%	1	(1)	200%
Other income (expense) – net	(2)	—	(100)%	(3)	—	(100)%
Income (loss) from affiliates	—	—	—%	—	—	—%
Total Milling Segment EBIT	$14	$97	(86)%	$23	$147	(84)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Milling segment Net sales decreased 28%, to $490 million for the three months ended June 30, 2023. The decrease was primarily due to lower volumes in our North American wheat milling business, driven by the completion of the sale of our Mexican wheat milling business in the third quarter of 2022.
Cost of goods sold decreased 18%, to $450 million for the three months ended June 30, 2023. The decrease was primarily due to lower volumes, as described for Net sales above, due to the sale of our Mexican wheat milling business in the third quarter of 2022, partially offset by unfavorable mark-to-market compared to a strong prior year in South America during a period of high market volatility.
Segment EBIT decreased 86%, to $14 million for the three months ended June 30, 2023. The decrease was primarily due to lower Gross profit resulting from lower volumes and the unfavorable mark-to-market compared to the prior year in South America, as described above.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Milling segment Net sales decreased 21% to $1,005 million for the six months ended June 30, 2023. The decrease was primarily due to lower volumes in our North American wheat milling business, driven by the completion of the sale of our Mexican wheat milling business in the third quarter of 2022.
Cost of goods sold decreased 14% to $934 million for the six months ended June 30, 2023. The decrease was primarily due to lower volumes, as described for Net sales above, due to the sale of our Mexican wheat milling business in the third quarter of 2022, partially offset by unfavorable mark-to-market compared to a strong prior year in South America during a period of high market volatility.
Segment EBIT decreased 84% to $23 million for the six months ended June 30, 2023. The decrease was primarily due to lower Gross profit resulting from lower volumes and the unfavorable mark-to-market losses in South America, as described above.

Corporate and Other

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$11	$7	57%	$20	$13	54%
Cost of goods sold	(18)	(4)	350%	(27)	(5)	440%
Gross profit	(7)	3	(333)%	(7)	8	(188)%
Selling, general and administrative expense	(147)	(100)	47%	(252)	(174)	45%
Foreign exchange (losses) gains	(6)	(9)	33%	(1)	(9)	89%
EBIT attributable to noncontrolling interests	1	1	—%	1	(11)	109%
Other income (expense) – net	21	13	62%	41	32	28%
Income (loss) from affiliates	(17)	—	(100)%	(17)	(1)	(1600)%
Total Corporate and Other EBIT	$(155)	$(92)	(68)%	$(235)	$(155)	(52)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Corporate and Other EBIT decreased by 68%, to a loss of $155 million for the three months ended June 30, 2023. The decrease was primarily driven by increased SG&A expense, including $18 million related to acquisition and integration costs associated with the announced acquisition agreement with Viterra as well as increased expenses associated with other growth and productivity-related initiatives and higher costs as a result of inflationary pressures. Also contributing to the decrease was a non-recurring impairment charge of $16 million, in Income (loss) from affiliates, related to a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Segment EBIT decreased 52% to a loss of $235 million for the six months ended June 30, 2023. The decrease was primarily driven by increased SG&A expense, including $18 million related to acquisition and integration costs associated with the announced acquisition agreement with Viterra as well as increased expenses associated with other growth and productivity-related initiatives and higher costs as a result of inflationary pressures. Also contributing to the decrease was a non-recurring impairment charge of $16 million, in Income (loss) from affiliates, related to a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients. In addition, results in the prior year included a gain of $29 million, at Bunge's then-70% share, related to the settlement of one of the Company's international defined benefit pension plans. The decreases described above were partially offset by lower unrealized mark-to-market losses in our venture capital unit, Bunge Ventures.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$72	$57	26%	$136	$121	12%
Cost of goods sold	(70)	(55)	27%	(134)	(117)	15%
Gross profit	2	2	—%	2	4	(50)%
Selling, general and administrative expense	—	—	—%	—	—	—
Foreign exchange (losses) gains	—	—	—%	—	—	—
EBIT attributable to noncontrolling interests	—	—	—%	—	—	—
Other income (expense) – net	2	—	100%	2	—	100%
Income (loss) from affiliates	47	4	1075%	66	36	83%
Total Sugar and Bioenergy Segment EBIT	$51	$6	750%	$70	$40	75%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Segment EBIT increased 750%, to $51 million for the three months ended June 30, 2023. The increase was due to more favorable results from our investment in BP Bunge Bioenergia, primarily resulting from the release of a tax valuation allowance in the current period as well as higher sugar sales prices and lower costs, partially offset by lower ethanol prices and lower sugar volumes. The release of the tax valuation allowance is related to our investment in BP Bunge Bioenergia. Therefore, the tax valuation release is recorded within Income (loss) from affiliates and included in EBIT.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Segment EBIT increased 75% to $70 million for the six months ended June 30, 2023. The increase was due to more favorable results from our investment in BP Bunge Bioenergia, primarily resulting from the release of a tax valuation allowance in the current period as well as higher sugar sales prices and lower costs, partially offset by lower ethanol prices and lower sugar volumes. The release of the tax valuation allowance is related to our investment in BP Bunge Bioenergia. Therefore, the tax valuation release is recorded within Income (loss) from affiliates and included in EBIT.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(US$ in millions)	2023	2022	% Change	2023	2022	% Change
Interest income	$40	$11	264%	$83	$20	315%
Interest expense	(129)	(92)	40%	(241)	(203)	19%
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Interest income increased 264%, to $40 million for the three months ended June 30, 2023. Interest expense increased by 40%, to $129 million for the three months ended June 30, 2023. The increase in net interest expense was due to higher variable interest rates as well as $11 million in financing related fees associated with the announced acquisition agreement with Viterra in the current period, partially offset by lower debt balances and higher interest income as a result of significantly higher investments of cash equivalents in the current year.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Interest income increased 315% to $83 million for the six months ended June 30, 2023. Interest expense increased 19% to $241 million for the six months ended June 30, 2023. The decrease in net interest expense was due to higher interest income as a result of significantly higher investments of cash equivalents in the current year as well as, a prior year charge of $47 million recognized in Interest expense in the condensed consolidated statements of income due to the early redemption of all issued and outstanding 4.35% Senior Notes due March 2024, partially offset by higher variable interest rates on debt as well as $11 million in financing related fees associated with the announced acquisition agreement with Viterra in the current period.

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
Working Capital

	As of
US$ in millions, except current ratio	June 30, 2023	June 30, 2022	December 31, 2022
Cash and cash equivalents	$1,330	$818	$1,104
Trade accounts receivable, net	2,599	2,427	2,829
Inventories	8,806	10,481	8,408
Other current assets(1)	4,465	6,006	4,417
Total current assets	$17,200	$19,732	$16,758
Short-term debt	$667	$2,154	$546
Current portion of long-term debt	4	1,303	846
Trade accounts payable	4,248	5,347	4,386
Current operating lease obligations	370	396	425
Other current liabilities(2)	3,002	3,901	3,397
Total current liabilities	$8,291	$13,101	$9,600
Working capital(3)	$8,909	$6,631	$7,158
Current ratio(4)	2.07	1.51	1.75
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities.
(4)    Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $8,909 million at June 30, 2023, an increase of $1,751 million from working capital of $7,158 million at December 31, 2022, and an increase of $2,278 million from working capital of $6,631 million at June 30, 2022.
Cash and Cash Equivalents - Cash and cash equivalents were $1,330 million at June 30, 2023, an increase of $226 million from $1,104 million at December 31, 2022, and an increase of $512 million from $818 million at June 30, 2022. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the six months ended June 30, 2023.
Trade accounts receivable, net - Trade accounts receivable, net were $2,599 million at June 30, 2023, a decrease of $230 million from $2,829 million at December 31, 2022, and an increase of $172 million from $2,427 million at June 30, 2022. The decrease from December 31, 2022, was primarily due to decreased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above. The increase from June 30, 2022, was primarily due to the change in the Trade Receivables Securitization Program structure, as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program to our condensed consolidated financial statements, which results in inclusion of receivables pledged to the administrative agent in Trade accounts receivable.
Inventories - Inventories were $8,806 million at June 30, 2023, an increase of $398 million from $8,408 million at December 31, 2022, and a decrease of $1,675 million from $10,481 million at June 30, 2022. The increase from December 31, 2022, was due to higher volumes as of June 30, 2023, partially offset by lower average commodity prices, while the decrease from June 30, 2022, relates to lower average commodity prices as of June 30, 2023.

RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $7,196 million, $6,680 million, and $8,378 million at June 30, 2023, December 31, 2022, and June 30, 2022, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $4,465 million at June 30, 2023, an increase of $48 million from $4,417 million at December 31, 2022, and a decrease of $1,541 million from $6,006 million at June 30, 2022. The increase from December 31, 2022, was primarily due to higher unrealized gains on derivative contracts and increased prepayments on commodity purchase contacts offset by a reduction of secured advances to suppliers, prepaid expenses and income taxes receivable, as well as a decrease in Assets held for sale due to the completion of the sale of our Russian operations. The decrease from June 30, 2022, was primarily due to significantly lower unrealized gains on derivative contracts, a decrease in deferred purchase price receivable as a result of restructuring our trade receivables securitization program during the fourth quarter of 2022 (see Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program to our condensed consolidated financial statements), a reduction in Assets held for sale following the sale of our Mexico wheat milling business in the second half of 2022, and a decrease in marketable securities and other short-term investments.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $671 million at June 30, 2023, a decrease of $721 million from $1,392 million at December 31, 2022, and a decrease of $2,786 million from $3,457 million at June 30, 2022. The lower Short-term debt levels at June 30, 2023, compared to December 31, 2022 and June 30, 2022, were due to the repayment of 1.85% Senior Notes - Euro in June 2023 and higher working capital funding requirements in the prior year.
Trade accounts payable - Trade accounts payable were $4,248 million at June 30, 2023, a decrease of $138 million from $4,386 million at December 31, 2022, and a decrease of $1,099 million from $5,347 million at June 30, 2022. The decrease from December 31, 2022 and June 30, 2022, was primarily due to lower average inventory prices during the current period.
Other current liabilities - Other current liabilities were $3,002 million at June 30, 2023, a decrease of $395 million from $3,397 million at December 31, 2022, and a decrease of $899 million from $3,901 million at June 30, 2022. The decrease from December 31, 2022, was primarily due to lower advances on sales during the current period. The decrease from June 30, 2022, was primarily due to significantly lower unrealized losses on derivative contracts.
Debt
Financing Arrangements and Outstanding Indebtedness - Prior to June 21, 2023, we conducted most of our third party financing activities through a centralized financing structure that provided the Company with efficient access to debt and capital markets. This structure included a master trust (the “Bunge Master Trust”), the primary assets of which comprised intercompany loans made to Bunge Limited and its subsidiaries. Certain of Bunge Limited’s 100% owned finance subsidiaries, including Bunge Limited Finance Corp., Bunge Finance Europe B.V., and Bunge Asset Funding Corp., funded the Bunge Master Trust with short and long-term debt obtained from third parties, including through our commercial paper program and certain credit facilities, as well as the issuance of senior notes. Borrowings by these finance subsidiaries carry full, unconditional guarantees by Bunge Limited.
On June 21, 2023, Bunge and its finance subsidiaries terminated the Bunge Master Trust in accordance with a termination and lien release agreement in order to simplify the legal framework around its capital structure (see Note 13 - Debt). In connection with the termination of the Bunge Master Trust, Bunge amended its existing credit agreements and related guarantees to remove all references and provisions related to the Bunge Master Trust. The amendments also provide, or additional amendments are expected to be entered into that will provide, that Bunge’s obligations as the existing guarantor will be automatically assigned to Bunge Global SA, the new Swiss holding company (“Bunge Global”), as successor guarantor, effective at the completion of the previously announced redomestication from Bermuda to Switzerland, which remains subject to the approval of Bunge’s shareholders.
    Revolving Credit Facilities - At June 30, 2023, we had $5,665 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity (2)	Borrowings Outstanding
Revolving Credit Facilities(1)	Maturities	June 30, 2023	June 30, 2023	December 31, 2022
Revolving credit facilities
$1.1 Billion 364-day Revolving Credit Agreement	2024	$1,100	$—	$—
$1.75 Billion 2024 Revolving Credit Facility	2024	1,750	—	—
$1.95 Billion 5-year Revolving Credit Agreement	2026	1,950	—	—
$865 Million 2026 Revolving Credit Facility	2026	865	—	—
Total revolving credit facilities		$5,665	$—	$—

(1)See Note 13 - Debt for further information on these programs.
(2)The short-term credit ratings of the new $1 Billion Commercial Paper Program (see Note 13 - Debt for further details on program) require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding.

Short and long-term debt - Our short and long-term debt increased by $298 million to $4,949 million at June 30, 2023, from $4,651 million at December 31, 2022, primarily due to the draws on our $250 Million February 2023 Delayed Draw Term Loan and $750 Million Delayed Draw Term Loan offset by the repayment of the 1.85% Senior Notes - Euro in June 2023. For the six months ended June 30, 2023, our average short and long-term debt outstanding was approximately $5,408 million, compared to approximately $6,559 million for the six months ended June 30, 2022. Our Long-term debt balance, including the Current portion of long-term debt, was $4,282 million at June 30, 2023, an increase of $177 million, compared to $4,105 million at December 31, 2022. The increase was primarily due to the draws on our $250 Million February 2023 Delayed Draw Term Loan and $750 Million Delayed Draw Term Loan offset by the repayment of the 1.85% Senior Notes - Euro in June 2023.
The following table summarizes our short-term debt at June 30, 2023.

(US$ in millions)	Outstanding Balance at June 30, 2023	Weighted Average Interest Rate at June 30, 2023	Highest Balance Outstanding During Quarter Ended June 30, 2023	Average Balance During Quarter Ended June 30, 2023	Weighted Average Interest Rate During Quarter Ended June 30, 2023
Bank borrowings (1)	$667	11.88%	$667	$588	14.58%
Commercial paper	—	—%	—	—	—%
Total	$667		$667	$588

(1)    Includes $203 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a weighted average interest rate of 25.40% as of June 30, 2023.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At June 30, 2023, there were no borrowings outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $667 million and $546 million in short-term borrowings outstanding from local bank lines of credit at June 30, 2023, and December 31, 2022, respectively, to support working capital requirements.
On August 5, 2022, Bunge entered into an unsecured $250 million delayed draw term loan (the "$250 Million February 2023 Delayed Draw Term Loan") with a group of lenders that is required to be drawn by February 2, 2023. The $250 Million February 2023 Delayed Draw Term Loan will bear interest at SOFR plus a SOFR adjustment and applicable margin, as defined in the $250 Million February 2023 Delayed Draw Term Loan agreement. The $250 Million February 2023 Delayed Draw Term Loan was drawn on February 2, 2023 and matures on August 5, 2027.
On July 26, 2022, and later amended on October 7, 2022, Bunge entered into an unsecured $750 million delayed draw term loan (the "$750 Million Delayed Draw Term Loan") with a group of lenders giving Bunge the option to draw the loan by January 25, 2023. The $750 Million Delayed Draw Term Loan will bear interest at SOFR plus a SOFR adjustment and applicable margin, as defined in the $750 Million Delayed Draw Term Loan agreement. The $750 Million Delayed Draw Term Loan was drawn on January 25, 2023 and matures on October 24, 2025.

As described in Note 2 - Acquisitions and Dispositions, Bunge has secured a total of $8.0 billion in Acquisition Financing in the form of a $7.7 billion financing commitment from a consortium of lenders, arranged by Sumitomo Mitsui Banking Corporation and a $300 million 5-year delayed draw term loan from CoBank and the U.S. farm credit system executed July 7, 2023 that may be drawn upon the closing of the acquisition. The commitment for the $7.7 billion financing commitment is in the form of a three tranche term loan maturing 364-days, 2-years and 3-years from closing of the acquisition. Bunge intends to use a portion of the Acquisition Financing to fund the cash portion of the Transaction Consideration, and the remainder for repayment of approximately $6.6 billion of certain indebtedness of Viterra which is expected to be repaid at Closing and for the ongoing operations of the combined company following closing.

The following table summarizes our short and long-term indebtedness:

(US$ in millions)	June 30, 2023	December 31, 2022
Short-term debt: (1)
Short-term debt (2)	$667	$546
Current portion of long-term debt	4	846
Total short-term debt	671	1,392
Long-term debt:
Term loan due 2024 - three-month TONAR plus 0.76% (Tranche A)	212	232
Term loan due 2024 - three-month SOFR plus 1.40% (Tranche B)	90	90
Term loan due 2025 - SOFR plus 0.90%	750	—
Term loan due 2027 - SOFR plus 1.125%	250	—
Term loan due 2028 - SOFR plus 1.325%	249	249
1.85% Senior Notes due 2023 - Euro(3)	—	853
1.63% Senior Notes due 2025	598	597
3.25% Senior Notes due 2026	698	698
3.75% Senior Notes due 2027	597	597
2.75% Senior Notes due 2031	991	990
Cumulative adjustment to long-term debt from application of hedge accounting	(324)	(341)
Other	171	140
Subtotal	4,282	4,105
Less: Current portion of long-term debt	(4)	(846)
Total long-term debt(4)	4,278	3,259
Total debt	$4,949	$4,651

(1)    Includes secured debt of $109 million and $56 million at June 30, 2023, and December 31, 2022, respectively.
(2)    Includes $203 million and $207 million of local currency borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 25.40% and 32.12% as of June 30, 2023, and December 31, 2022, respectively.
(3)    Upon maturity in June 2023, Bunge repaid the principal and accrued interest due on all of the issued and outstanding 1.85% Senior Notes - Euro.
(4)    Includes secured debt of $23 million and $21 million at June 30, 2023, and December 31, 2022, respectively.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at June 30, 2023, were as follows:

	Short-term Debt (1)	Long-term Debt	Outlook
Standard & Poor’s	A-2	BBB+	Positive
Moody’s	P-2	Baa2	Review for Upgrade
Fitch		BBB	Rating Watch Positive

(1)    Short-term debt rating applies only to $1 Billion Commercial Paper Program with Bunge Limited Finance Corp. as the issuer.

Following the announcement of the Viterra acquisition, all three rating agencies reviewed our credit ratings and published updated credit opinions on us, reflecting their views of the credit profile of the company both on a current standalone basis, and a pro-forma at closing basis. Based on its review, Standard and Poor's upgraded our credit rating to BBB+ and further placed us on positive outlook for an upgrade to A-. Moody’s kept our credit rating unchanged at Baa2 and placed us on a review for upgrade to Baa1. Fitch kept our credit rating unchanged at BBB and placed us on credit watch positive for an upgrade to BBB+. We expect Standard and Poor's, Moody’s and Fitch to resolve their positive outlook, review for upgrade and credit watch positive status respectively at or before the closing date of the acquisition, based on a variety of factors including but not limited to our operating performance, our financial position and high certainty that the acquisition will close.
On June 21, 2023, we terminated our then existing $600 million asset-backed commercial paper program and the related liquidity and letter of credit facilities as well as established a new $1 billion unsecured corporate commercial paper program (the “$1 Billion Commercial Paper Program”). Standard & Poor’s and Moody’s assigned short-term ratings to the $1 Billion Commercial Paper Program of A-2 and P-2, respectively.
Our debt agreements do not have any credit rating downgrade triggers that would accelerate maturity of our debt. However, credit rating downgrades would increase borrowing costs under our syndicated credit facilities (a credit rating upgrade, on the other hand, would reduce our borrowing cost) and, depending on their severity, could impede our ability to obtain credit facilities or access the capital markets in the future on competitive terms. A significant increase in our borrowing costs could impair our ability to compete effectively in our business relative to competitors with higher credit ratings.
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of June 30, 2023.

Equity
Total equity is set forth in the following table:

(US$ in millions)	June 30, 2023	December 31, 2022
Equity:
Common shares	$1	$1
Additional paid-in capital	6,706	6,692
Retained earnings	11,279	10,222
Accumulated other comprehensive income (loss)	(6,091)	(6,371)
Treasury shares, at cost; 2023 and 2022 - 18,835,812 shares	(1,320)	(1,320)
Total Bunge shareholders’ equity	10,575	9,224
Noncontrolling interest	783	732
Total equity	$11,358	$9,956

Total Bunge shareholders’ equity was $10,575 million at June 30, 2023, compared to $9,224 million at December 31, 2022, an increase of $1,351 million. The increase was primarily due to $1,254 million of Net income attributable to Bunge, $280 million of Other comprehensive income, as described in Note 17 - Equity, $34 million of share-based compensation expense, partially offset by $194 million of declared dividends to common shareholders and $23 million from the issuance of common shares under our share based compensation programs.
Share repurchase program - As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge's Board of Directors approved the expansion of the existing program for the repurchase of Bunge’s issued and outstanding common shares. At the time, approximately $300 million of capacity for the repurchase of Bunge common shares remained available under the existing program and Bunge's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate purchase price of $2.0 billion. The program continues to have an indefinite term. To date under the program, 2,109,115 common shares were repurchased for $200 million. As of June 30, 2023, $2.0 billion remains outstanding for repurchases under the program.

Cash Flows

	Six Months Ended June 30,
US$ in millions	2023	2022
Cash provided by (used for) operating activities	$472	$(4,457)
Cash provided by (used for) investing activities	(384)	2,867
Cash provided by (used for) financing activities	92	1,445
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	28	63
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	$208	$(82)
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
During the six months ended June 30, 2023, our cash and cash equivalents, restricted cash, and cash held for sale increased by $208 million, compared to a decrease of $82 million during the six months ended June 30, 2022.
Operating: Cash provided by operating activities was $472 million for the six months ended June 30, 2023, an increase of $4,929 million, compared to cash used for operating activities of $4,457 million for the six months ended June 30, 2022. The increase was primarily due to net changes in working capital and decreased beneficial interest in securitized trade receivables, driven by lower average commodity prices as well a change in structure of the securitization program as discussed further below.

	Six Months Ended June 30,
US$ in millions	2023	2022
Cash provided by (used for) operating activities	$472	$(4,457)
Proceeds from beneficial interest in securitized trade receivables (1)	79	3,311
Cash provided by (used for) operating activities, adjusted	$551	$(1,146)

(1)    On November 16, 2022, Bunge and certain of its subsidiaries amended its trade receivables securitization program from a deferred purchase price structure to a pledge structure, see Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program to our condensed consolidated financial statements for further details.

Cash provided by (used for) operating activities, adjusted for the proceeds from beneficial interests in securitized trade receivables, was cash provided of $551 million for the six months ended June 30, 2023, compared to cash used of $1,146 million for the six months ended June 30, 2022. The increase was primarily due to net changes in working capital, driven by lower average commodity prices, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains. For the six months ended June 30, 2023, we recorded a foreign currency gain on our debt of $174 million, and for the six months ended June 30, 2022, we recorded a foreign currency gain on our debt of $6 million, which were included as adjustments to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $384 million for the six months ended June 30, 2023, a decrease of $3,251 million, compared to cash provided by investing activities of $2,867 million for the six months ended June 30, 2022. The decrease was primarily due to lower net proceeds from beneficial interests in securitized trade receivables as a result of the change in the program structure discussed above, partially offset by proceeds received on the sale of our Russian operations during the six months ended June 30, 2023.
Financing: Cash provided by financing activities was $92 million for the six months ended June 30, 2023, a decrease of $1,353 million, compared to cash provided by financing activities of $1,445 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, we received net cash proceeds of short and long-term debt of $248 million, primarily from delayed term draw loans of $750 million and $250 million offset by the repayment of the 1.85% Senior Notes - Euro in June 2023, and paid $188 million in dividends to common shareholders. During the six months ended June 30, 2022, we received net cash proceeds from short and long-term debt of $998 million, $521 million from the sale of a noncontrolling interest in relation to the formation of a joint venture, Bunge Chevron Ag Renewables LLC, and $44 million of proceeds from the exercise of options for common shares, partially offset by $162 million of dividend payments to our common and preferred shareholders.

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

Dividends
We paid a regular quarterly cash dividend of $0.625 per share on June 2, 2023, to common shareholders of record on May 19, 2023. On May 11, 2023, Bunge announced that the Company's Board of Directors had declared a dividend of $0.6625 per common share, payable on September 1, 2023, to shareholders of record on August 18, 2023. The $0.6625 per common share dividend represents a $0.0375, or 6%, increase from the Company's previous quarterly cash dividend of $0.625.

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

	Six Months Ended June 30, 2023		Year Ended December 31, 2022
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$459	$(46)	$1,809	$(181)
Lowest daily aggregated position value	$(377)	$(38)	$(416)	$(42)

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
Energy Risk
We purchase various energy commodities such as electricity, natural gas and bunker fuel, which are used to operate our manufacturing facilities and ocean freight vessels. These energy commodities are subject to price risk, including inflationary pressures. We use financial derivatives, including exchange traded and OTC swaps and options for various purposes, including to manage our exposure to volatility in energy costs and market prices. These energy derivatives are included in Other current assets and Other current liabilities on the condensed consolidated balance sheets at fair value.
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, Euro, and Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of June 30, 2023, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $126 million for the six months ended June 30, 2023, and foreign exchange gains of $1 million for the year ended December 31, 2022, related to permanently invested intercompany loans. Activity in the six months ended June 30, 2023 includes reclassification of $85 million in foreign exchange losses from Other comprehensive income (loss) to net income, net of tax of zero, related to the sale of Bunge's Russian operations. See Note 2 - Acquisitions and Dispositions to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at June 30, 2023, was $4,957 million, with a carrying value of $4,949 million.
A hypothetical 100 basis point increase in the interest yields on our fixed rate debt and related interest rate swaps at June 30, 2023, would result in no change in the fair value of our debt and interest rate swaps. Similarly, a decrease of 100 basis points in the interest yields on our fixed rate debt and interest rate swaps at June 30, 2023, would cause a decrease of approximately $6 million in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $52 million in interest expense on our variable rate debt at June 30, 2023. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
Other Derivatives—We may also enter into other derivatives, including credit default swaps, carbon emission derivatives and equity derivatives, to manage our exposure to credit risk and broader macroeconomic risks. The impact of changes in fair value of these instruments is presented in Cost of goods sold.
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
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Specifically, we have continued migrating certain of our financial reporting systems in Argentina to our South American Enterprise Resource Planning (ERP) system, a process that is expected to carry on for several months, and which may result in changes to our internal controls over financial reporting relating to our Argentinian operations.
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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $66 million and $113 million, for labor and civil claims, respectively, as of June 30, 2023. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K and incorporated by reference in the “Risks Related to the Acquisition” and “Risks Related to the Redomestication” sections of the Company's definitive proxy statement filed with the SEC on August 7, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and the definitive proxy statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Following are material updates to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K:
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

2.1	+++	Business Combination Agreement, dated as of June 13, 2023, by and among Bunge Limited, Viterra Limited, and the Sellers listed therein (incorporated by reference from the Registrant’s Form 8-K filed June 15, 2023)
4.1		First Supplemental Indenture, dated as of June 21, 2023, to Indenture relating to Bunge Limited Finance Corp.’s 3.25% Senior Notes due 2026, guaranteed by Bunge Limited, dated as of August 15, 2016 (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
4.2		First Supplemental Indenture, dated as of June 21, 2023, to Indenture relating to Bunge Limited Finance Corp.’s 3.75% Senior Notes due 2027, guaranteed by Bunge Limited, dated as of September 25, 2017 (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
4.3		First Supplemental Indenture, dated as of June 21, 2023, to Indenture relating to Bunge Limited Finance Corp.’s 1.63% Senior Notes due 2025, guaranteed by Bunge Limited, dated as of August 17, 2020 (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
4.4		First Supplemental Indenture, dated as of June 21, 2023, to Indenture relating to Bunge Limited Finance Corp.’s 2.75% Senior Notes due 2031, guaranteed by Bunge Limited, dated as of May 14, 2021 (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.1		First Amended and Restated Agreement to the $1.95 Billion 5-year Revolving Credit Agreement, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, BNP Paribas, Coöperatieve Rabobank U.A., New York Branch, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation and U.S. Bank National Association, as Co-Documentation Agents, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.2		First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent under the $1.95 Billion 5-year Revolving Credit Agreement incorporated as Exhibit 10.1 into this Quarterly Report on Form 10-Q (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.3		$1.365 billion Credit Agreement, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, CoBank, ACB, as Administrative Agent and Lead Arranger, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s 8-K filed on June 26, 2023)
10.4		Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to CoBank, ACB, as Administrative Agent under the $1.365 billion Credit Agreement incorporated as Exhibit 10.3 into this Quarterly Report on Form 10-Q (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.5		Second Amendment to $375 million equivalent Term Loan Agreement due 2024, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, Sumitomo Mitsui Banking Corporation, as Administrative Agent, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.6		Second Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to Sumitomo Mitsui Banking Corporation, as Administrative Agent under the $375 million equivalent Term Loan Agreement due 2024, as amended incorporated as Exhibit 10.5 into this Quarterly Report on Form 10-Q (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.7		$750 million First Amended and Restated Term Loan Agreement due 2025, dated as of June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Sumitomo Mitsui Banking Corporation, Bank of America, N.A., BNP Paribas, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank N.V., JPMorgan Chase Bank, N.A., Mizuho Bank, Ltd., PNC Bank, National Association, Royal Bank of Canada, The Toronto-Dominion Bank, New York Branch, Truist Bank, U.S. Bank National Association and Wells Fargo Bank, National Association, as Syndication Agents, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.8		First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to JPMorgan Chase Bank, N.A., as Administrative Agent to the $750 million First Amended and Restated Term Loan Agreement due 2025 incorporated as Exhibit 10.7 into this Quarterly Report on Form 10-Q (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)

10.9	+++	Second Amendment Agreement to the $1.75 Billion 2024 Revolving Credit Facility, dated as of June 21, 2023, by and among Bunge Finance Europe B.V., as Borrower, BNP Paribas, Crédit Agricole Corporate and Investment Bank, ING Bank N.V., Natixis and SMBC Bank International Plc as Arrangers, BNP Paribas, as Sustainability Co-ordinator, Natixis, as Lead Sustainability Co-ordinator, and Crédit Agricole Corporate and Investment Bank, as Agent, and certain lenders party thereto (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.10		First Amended and Restated Guaranty, dated as of June 21, 2023, by Bunge Limited, as Guarantor, to Crédit Agricole Corporate and Investment Bank, as Administrative Agent to the $1.75 Billion 2024 Revolving Credit Facility Agreement dated as of December 16, 2021, as amended (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.11	+++	Twenty-Third Amendment to Receivables Transfer Agreement, dated as of June 21, 2023, among Bunge Securitization B.V., as Seller, Koninklijke Bunge B.V., as Master Servicer and Subordinated Lender, Coöperatieve Rabobank U.A., as Administrative Agent, Committed Purchaser and Purchaser Agent and on behalf of its Conduit Purchaser, Bunge Limited, as Existing Performance Undertaking Provider, Bunge Global SA, as Successor Performance Undertaking Provider, Crédit Agricole Corporate & Investment Bank, as Sustainability Co-ordinator, and the Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.12		First Amended and Restated Performance and Indemnity Agreement, dated as of June 21, 2023, by and among Bunge Limited and Bunge Global SA, as Performance Undertaking Provider and Coöperatieve Rabobank U.A., as Administrative Agent to the Receivables Transfer Agreement dated June 1, 2011, as amended (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.13		$1.1 Billion 364-day Revolving Credit Agreement, dated June 21, 2023, by and among Bunge Limited Finance Corp., as Borrower, Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent, Sumitomo Mitsui Banking Corporation, as Syndication Agent, BNP Paribas, Citibank, N.A., Natixis, New York Branch and U.S. Bank National Association, as Co-Documentation Agents, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
10.14		Guaranty, dated as of June 21, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to Coöperatieve Rabobank U.A., New York Branch, as Administrative Agent under the $1.1 Billion 364-day Revolving Credit Agreement incorporated as Exhibit 10.13 into this Quarterly Report on Form 10-Q (incorporated by reference from the Registrant’s Form 8-K filed June 26, 2023)
22.1	*	Subsidiary Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BUNGE LIMITED

Date: August 9, 2023	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer