Form 10-Q
period 2023-09-30
BUNGELTD
filed 2023-10-26
CIK 1144519

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒
As of October 23, 2023, the number of common shares outstanding of the registrant was:
Common shares, par value $.01 per share:145,287,978

BUNGE LIMITED

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2023 and 2022	4

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	6

	Condensed Consolidated Statements of Changes in Equity and Redeemable Noncontrolling Interests for the Three and Nine Months Ended September 30, 2023 and 2022	7

	Notes to the Condensed Consolidated Financial Statements	9

	Cautionary Statement Regarding Forward Looking Statements	40

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	61

PART II — INFORMATION

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3.	Defaults Upon Senior Securities	63

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	63

Exhibit Index		64

Signatures		65

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$14,227	$16,759	$44,604	$50,572
Cost of goods sold	(13,182)	(15,871)	(41,013)	(47,708)
Gross profit	1,045	888	3,591	2,864
Selling, general and administrative expenses	(447)	(337)	(1,220)	(979)
Interest income	38	30	121	50
Interest expense	(133)	(103)	(374)	(306)
Foreign exchange (losses) gains	(47)	(52)	(64)	(150)
Other income (expense) – net	8	40	35	(13)
Income (loss) from affiliates	39	30	83	95
Income (loss) before income tax	503	496	2,172	1,561
Income tax (expense) benefit	(114)	(113)	(495)	(257)
Net income (loss)	389	383	1,677	1,304
Net (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(16)	(3)	(50)	(30)
Net income (loss) attributable to Bunge	$373	$380	$1,627	$1,274
	0	0
Earnings per common share—basic (Note 18)
Net income (loss) attributable to Bunge common shareholders - basic	$2.50	$2.52	$10.85	$8.59

Earnings per common share—diluted (Note 18)
Net income (loss) attributable to Bunge common shareholders - diluted	$2.47	$2.49	$10.71	$8.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(U.S. dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$389	$383	$1,677	$1,304
Other comprehensive income (loss):
Foreign exchange translation adjustment	(166)	(344)	102	(244)
Unrealized gains (losses) on designated hedges, net of tax (expense) benefit of $1 and $(2) in 2023 and zero and $(2) in 2022	31	32	(61)	(38)
Reclassification of net (gains) losses to net income, net of tax expense (benefit) of $3 and $2 in 2023 and zero and $12 in 2022	(2)	141	101	107
Total other comprehensive income (loss)	(137)	(171)	142	(175)
Total comprehensive income (loss)	252	212	1,819	1,129
Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	(12)	8	(45)	20
Comprehensive income (loss) from acquisition of redeemable noncontrolling interest	—	(15)	—	(15)
Total comprehensive income (loss) attributable to Bunge	$240	$205	$1,774	$1,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(U.S. dollars in millions, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,173	$1,104
Trade accounts receivable (less allowances of $101 and $90) (Note 4)	2,509	2,829
Inventories (Note 5)	7,548	8,408
Assets held for sale (Note 2)	1	36
Other current assets (Note 6)	4,393	4,381
Total current assets	16,624	16,758
Property, plant and equipment, net	4,283	3,617
Operating lease assets	864	1,024
Goodwill	472	470
Other intangible assets, net	417	360
Investments in affiliates	1,201	1,012
Deferred income taxes	632	712
Other non-current assets (Note 7)	640	627
Total assets	$25,133	$24,580
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt (Note 13)	$914	$546
Current portion of long-term debt (Note 13)	301	846
Trade accounts payable (includes $926 and $643 carried at fair value) (Note 11)	3,975	4,386
Current operating lease obligations	317	425
Liabilities held for sale (Note 2)	—	18
Other current liabilities (Note 10)	2,738	3,379
Total current liabilities	8,245	9,600
Long-term debt (Note 13)	3,967	3,259
Deferred income taxes	380	365
Non-current operating lease obligations	495	547
Other non-current liabilities (Note 16)	900	849
Redeemable noncontrolling interest	3	4
Equity (Note 17):
Common shares, par value $.01; authorized – 400,000,000 shares; issued and outstanding: 2023 – 146,368,303 shares, 2022 – 149,907,932 shares	1	1
Additional paid-in capital	6,727	6,692
Retained earnings	11,555	10,222
Accumulated other comprehensive income (loss) (Note 17)	(6,224)	(6,371)
Treasury shares, at cost; 2023 - 23,163,348 shares and 2022 - 18,835,812 shares	(1,808)	(1,320)
Total Bunge shareholders’ equity	10,251	9,224
Noncontrolling interests	892	732
Total equity	11,143	9,956
Total liabilities, redeemable noncontrolling interest and equity	$25,133	$24,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(U.S. dollars in millions)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$1,677	$1,304
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Impairment charges	56	86
Foreign exchange (gain) loss on net debt	(151)	(96)
Bad debt expense	8	23
Depreciation, depletion and amortization	317	305
Share-based compensation expense	51	47
Deferred income tax expense (benefit)	115	(92)
Results from affiliates	(100)	(95)
Other, net	57	80
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade accounts receivable	306	(359)
Inventories	933	(229)
Secured advances to suppliers	(228)	26
Trade accounts payable and accrued liabilities	(690)	259
Advances on sales	(227)	(81)
Net unrealized (gains) losses on derivative contracts	(247)	(456)
Margin deposits	(111)	(55)
Recoverable and income taxes, net	(19)	(201)
Marketable securities	(17)	341
Beneficial interest in securitized trade receivables	—	(5,288)
Other, net	130	(550)
Cash provided by (used for) operating activities	1,860	(5,031)
INVESTING ACTIVITIES
Payments made for capital expenditures	(805)	(353)
Proceeds from investments	21	217
Payments for investments	(26)	(225)
Settlements of net investment hedges	(57)	(153)
Proceeds from beneficial interest in securitized trade receivables	85	5,176
Proceeds from disposals of businesses and property, plant and equipment	165	496
Payments for investments in affiliates	(136)	(55)
Other, net	107	10
Cash provided by (used for) investing activities	(646)	5,113
FINANCING ACTIVITIES
Net change in short-term debt with maturities of three months or less	161	842
Proceeds from short-term debt with maturities greater than three months	848	1,592
Repayments of short-term debt with maturities greater than three months	(593)	(1,600)
Proceeds from long-term debt	975	48
Repayments of long-term debt	(879)	(1,029)
Proceeds from the exercise of options for common shares	7	30
Repurchases of common shares	(466)	(200)
Dividends paid to common and preference shareholders	(287)	(256)
Capital contributions from (Return of capital to) noncontrolling interest	40	—
Sale of noncontrolling interest	—	521
Acquisition of redeemable noncontrolling interest and noncontrolling interest	—	(102)
Other, net	(19)	52
Cash provided by (used for) financing activities	(213)	(102)
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	40	112
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	1,041	92
Cash and cash equivalents, restricted cash, and cash held for sale - beginning of period	1,152	905
Cash and cash equivalents, restricted cash, and cash held for sale - end of period	$2,193	$997
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
(Unaudited)
(U.S. dollars in millions, except share data)

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2023	$4	—	$—	150,630,209	$1	$6,706	$11,279	$(6,091)	$(1,320)	$783	$11,358
Net income (loss)	(1)	—	—	—	—	—	373	—	—	17	390
Other comprehensive income (loss)	—	—	—	—	—	—	—	(133)	—	(4)	(137)
Dividends on common shares, $0.6625 per share	—	—	—	—	—	—	(96)	—	—	—	(96)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(2)	(2)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	—	7	7
Acquisition of noncontrolling interest (Note 8)	—	—	—	—	—	—	—	—	—	91	91
Share-based compensation expense	—	—	—	—	—	17	—	—	—	—	17
Repurchase of common shares	—	—	—	(4,327,536)	—	—	—	—	(488)	—	(488)
Issuance of common shares, including stock dividends	—	—	—	65,630	—	4	(1)	—	—	—	3
Balance, September 30, 2023	$3	—	$—	146,368,303	$1	$6,727	$11,555	$(6,224)	$(1,808)	$892	$11,143

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, July 1, 2022	$351	—	$—	151,885,454	$1	$6,595	$9,692	$(6,436)	$(1,120)	$457	$9,189
Net income (loss)	7	—	—	—	—	—	380	—	—	(4)	376
Other comprehensive income (loss)	11	—	—	—	—	—	—	(160)	—	(22)	(182)
Dividends on common shares, $0.625 per share	—	—	—	—	—	—	(92)	—	—	—	(92)
Acquisition of redeemable noncontrolling interest	(367)	—	—	—	—	45	—	(15)	—	235	265
Share-based compensation expense	—	—	—	—	—	15	—	—	—	—	15
Repurchase of common shares	—	—	—	(2,109,115)	—	—	—	—	(200)	—	(200)
Issuance of common shares, including stock dividends	—	—	—	20,571	—	—	—	—	—	—	—
Balance, September 30, 2022	$2	—	$—	149,796,910	$1	$6,655	$9,980	$(6,611)	$(1,320)	$666	$9,371

		Convertible Preference Shares		Common Shares
	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2023	$4	—	$—	149,907,932	$1	$6,692	$10,222	$(6,371)	$(1,320)	$732	$9,956
Net income (loss)	(1)	—	—	—	—	—	1,627	—	—	51	1,678
Other comprehensive income (loss)	—	—	—	—	—	—	—	147	—	(5)	142
Dividends on common shares, $1.95 per share	—	—	—	—	—	—	(290)	—	—	—	(290)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(17)	(17)
Capital contribution (return) from (to) noncontrolling interest	—	—	—	—	—	—	—	—	—	40	40
Acquisition of noncontrolling interest (Note 8)	—	—	—	—	—	—	—	—	—	91	91
Share-based compensation expense	—	—	—	—	—	51	—	—	—	—	51
Repurchase of common shares	—	—	—	(4,327,536)	—	—	—	—	(488)	—	(488)
Issuance of common shares, including stock dividends	—	—	—	787,907	—	(16)	(4)	—	—	—	(20)
Balance, September 30, 2023	$3	—	$—	146,368,303	$1	$6,727	$11,555	$(6,224)	$(1,808)	$892	$11,143

		Convertible Preference Shares		Common Shares

	Redeemable Non- Controlling Interests	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- Controlling Interests	Total Equity
Balance, January 1, 2022	$381	6,899,683	$690	141,057,414	$1	$5,590	$8,979	$(6,471)	$(1,120)	$156	$7,825
Net income (loss)	13	—	—	—	—	—	1,274	—	—	17	1,291
Other comprehensive income (loss)	(25)	—	—	—	—	—	—	(125)	—	(25)	(150)
Dividends on common shares, $1.775 per share	—	—	—	—	—	—	(268)	—	—	—	(268)
Dividends to noncontrolling interests on subsidiary common stock	—	—	—	—	—	—	—	—	—	(4)	(4)
Sale of noncontrolling interest	—	—	—	—	—	234	—	—	—	287	521
Acquisition of redeemable noncontrolling interest	(367)	—	—	—	—	45	—	(15)	—	235	265
Share-based compensation expense	—	—	—	—	—	47	—	—	—	—	47
Repurchase of common shares	—	—	—	(2,109,115)	—	—	—	—	(200)	—	(200)
Conversion of preference shares to common shares	—	(6,899,683)	(690)	8,863,331	—	690	—	—	—	—	—
Issuance of common shares, including stock dividends	—	—	—	1,985,280	—	49	(5)	—	—	—	44
Balance, September 30, 2022	$2	—	$—	149,796,910	$1	$6,655	$9,980	$(6,611)	$(1,320)	$666	$9,371
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUNGE LIMITED AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION, PRINCIPLES OF CONSOLIDATION, AND SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements include the accounts of Bunge Limited ("Bunge" or the "Company"), its subsidiaries and variable interest entities ("VIEs") in which Bunge is considered to be the primary beneficiary, and as a result, include the assets, liabilities, revenues and expenses of all entities over which Bunge has a controlling financial interest. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Securities and Exchange Commission ("SEC") rules. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The condensed consolidated balance sheet at December 31, 2022 has been derived from Bunge’s audited consolidated financial statements at that date. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, forming part of Bunge’s 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023.
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
On December 8, 2022, Bunge announced the Company's intention to change the place of incorporation of Bunge's ultimate parent company from Bermuda to Switzerland (the "Redomestication"). Bunge shareholders approved the Redomestication at the Extraordinary General Meeting held on October 5, 2023. Bunge expects the Redomestication to occur in the fourth quarter of 2023, subject to various conditions. Please refer to the Company's definitive proxy statement filed with the SEC on August 7, 2023 for further details.
Throughout 2023 and 2022, Argentina’s government has published multiple Emergency Decrees (collectively referred to as the “Export Programs”) which have introduced preferential U.S. dollar to Argentine peso foreign exchange rates available exclusively during specific periods of time and payable to Argentinian farmers on qualifying Argentine peso denominated sales of certain commodities. The Export Programs are aimed at boosting farmer selling and in turn commodity exports. Bunge is both a receiver of the preferential exchange rate for cash converted to Argentine pesos, as well as a payer of the same preferential rate on purchases of various commodities from farmers and related export duties. Transactions related to these Export Programs were accounted for at the preferential rate. Please refer to Note 1 – Nature of Business, Basis of Presentation, and Significant Accounting Policies, included in the Company’s 2022 Annual Report on Form 10-K for further details on the 2022 Export Programs.
Ukraine-Russia War
On February 24, 2022, Russia initiated a military invasion of Ukraine (the "war"). Bunge’s Ukrainian operations comprise two oilseed crushing facilities, located in Mykolaiv and Dnipropetrovsk, a grain export terminal in Mykolaiv commercial seaport, numerous grain elevators, and an office in Kiev. The Company also operates a corn milling facility in Ukraine via a joint venture. As of September 30, 2023, total assets and total liabilities associated with Bunge’s Ukrainian subsidiaries each comprise approximately 2% of Bunge’s consolidated Total assets and Total liabilities, respectively.
Bunge’s operational activities in Ukraine have steadily increased during recent months, but remain limited and are subject to Bunge's ability to perform activities safely. On July 17, 2023, an agreement allowing the safe export of grain from three Ukrainian ports (Pivdennyi/Yuzhnvi, Odesa, and Chornomorsk; the "POC corridor") on the Black Sea expired. Following the termination of the POC corridor agreement, Russian attacks on key Ukrainian export infrastructure locations intensified. As of October 26, 2023, the termination of the POC corridor agreement and recent Russian attacks on key export infrastructure have not significantly impacted Bunge's results of operations in Ukraine as alternative routes to export product are being effectively utilized. The scope, intensity, duration, and outcome of the ongoing war is uncertain, and any continuation or escalation of the war may have a material adverse effect on Bunge, including its Ukrainian operations.

In the three and nine months ended September 30, 2023, the Company recognized mark-to-market gains of $10 million and $29 million, respectively, in Cost of goods sold in the condensed consolidated statements of income related to inventory recovered from its Mykolaiv and other facilities which had no carrying value as of December 31, 2022. No impairments or charges related to the war were recorded in the three and nine months ended September 30, 2023. Please refer to Note 2 - Ukraine-Russia War, included in the Company's 2022 Annual Report on Form 10-K for further details regarding the impact of the war on Bunge's financial statements.
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

(US$ in millions)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$2,173	$956
Restricted cash included in Other current assets	20	5
Cash and cash equivalents in Assets held for sale	—	36
Total	$2,193	$997
Cash paid for income taxes, net of refunds received, was $350 million and $383 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for interest expense was $366 million and $315 million for the nine months ended September 30, 2023 and 2022, respectively.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848), to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting designed to ease the financial reporting burden related to reference rate reform. In December 2022, the FASB subsequently issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, to ensure the relief in Topic 848 covers the period of time during which a significant number of modifications to eligible contracts and hedging relationships may take place. The ASU defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is applying this guidance prospectively to all eligible contract modifications through December 31, 2024. As of September 30, 2023, Bunge has concluded the modification of all eligible contracts and the adoption of this guidance did not have a material impact on Bunge's condensed consolidated financial statements.
2.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
Viterra Limited Business Combination Agreement
On June 13, 2023, Bunge entered into a definitive business combination agreement (the "Agreement") with Viterra Limited ("Viterra") and its shareholders including certain affiliates of Glencore PLC, Canada Pension Plan Investment Board, and British Columbia Investment Management Corporation (collectively, the "Sellers"), to acquire Viterra in a stock and cash transaction. Bunge shareholders approved the acquisition at the Extraordinary General Meeting held October 5, 2023. The acquisition of Viterra by Bunge will create an innovative global agribusiness company well positioned to meet the demands of increasingly complex markets and better serve farmers and end-customers.
Under the terms of the Agreement, Viterra shareholders are anticipated to receive approximately 65.6 million of common shares of Bunge issued stock, with an aggregate value of approximately $7.1 billion as of September 30, 2023 and receive approximately $2.0 billion in cash (together, the "Transaction Consideration"), in return for 100% of the outstanding equity of Viterra. The determination of the final value of the Transaction Consideration will depend on the Company's share price at the time of closing. Upon completion of the transaction, the Sellers are expected to own approximately 30% of the combined Bunge company on a fully diluted basis, before giving effect to any future share repurchases by Bunge occurring after June 13, 2023.

In connection with the execution of the Agreement, Bunge has secured a total of $8.0 billion in acquisition debt financing ("Acquisition Financing"). Bunge intends to use a portion of the Acquisition Financing to fund the cash portion of the Transaction Consideration, and the remainder for repayment of certain indebtedness of Viterra, which is expected to be repaid at closing, and for the ongoing operations of the combined company following closing. See Note 13 - Debt for further information.
The acquisition is expected to close in mid-2024, subject to the satisfaction of regulatory approvals and other customary closing conditions. The Agreement may be terminated by mutual written consent of the parties and includes certain customary termination rights. If the Agreement is terminated in connection with certain circumstances relating to the failure to obtain certain antitrust and competition clearances that are conditions to closing, Bunge would be obligated to pay the Sellers a fee of $400 million in the aggregate.
Additionally, on June 12, 2023 in contemplation of the Agreement, Bunge's Board of Directors approved a $1.7 billion expansion of the existing share repurchase program for the repurchase of Bunge's issued and outstanding common shares. Approximately $300 million remained outstanding under the existing program prior to the expansion of the program, resulting in an aggregate program size of up to $2.0 billion of repurchases of Bunge's issued and outstanding common shares. Under this program, Bunge repurchased 4,327,536 common shares for $488 million during the three and nine months ended September 30, 2023. Therefore, as of September 30, 2023, $1.5 billion remains outstanding for repurchases under the program. See Note 17 - Equity for further details on share repurchases.
CJ Selecta Share Purchase Agreement
On October 10, 2023, Bunge entered into a definitive share purchase agreement with CJ CheilJedang Corporation and STIC CJ Global Investment Corporate Partnership Private Equity Fund to acquire 100% of outstanding equity of CJ Latam Participações Ltda. and CJ Selecta S.A. (collectively, “CJ”) for a total cash consideration of approximately $510 million to be adjusted for net debt, plus an additional sum in consideration for the value of net working capital. Operations of CJ primarily consist of an oilseed processing facility located in Brazil. Bunge expects to finance the transaction through cash from operations and existing financing facilities. The acquisition is expected to close in 2024, subject to customary closing conditions.
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
Dispositions
Russian Oilseed Processing and Refining Operations Disposition
On September 16, 2022, Bunge signed an agreement to sell its remaining Russian operations, primarily comprising an oilseed crushing and refining facility in Voronezh, southwest Russia (referred to as the "disposal group"), to Karen Vanetsyan (the "Buyer"), in exchange for a cash price approximately equal to the book value of the disposal group's net assets. On January 9, 2023, Bunge and the Buyer agreed to a purchase price adjustment. The purchase price adjustment and cumulative translation adjustment losses, among other items related to the disposal group, resulted in a corresponding impairment loss on sale of $103 million, recognized in Cost of goods sold for the year ended December 31, 2022. On February 3, 2023, the transaction closed in accordance with the terms of the agreement with no material impact to the condensed consolidated statement of income for the nine months ended September 30, 2023.
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
            As of September 30, 2023 and December 31, 2022, time deposits and LCs of $5,551 million and $5,901 million, respectively, were presented net on the condensed consolidated balance sheets as the criteria of ASC 210-20, Offsetting, had been met. The net losses and gains related to such activities are included as an adjustment to Cost of goods sold in the accompanying condensed consolidated statements of income. As of September 30, 2023 and December 31, 2022, time deposits, including those presented on a net basis, carried weighted-average interest rates of 5.71% and 3.46%, respectively. During the nine months ended September 30, 2023 and 2022, total net proceeds from issuances of LCs were $4,646 million and $5,045 million, respectively. These cash inflows were offset by the related cash outflows resulting from placement of the time deposits and repayment of the LCs. All cash flows related to the programs are included in operating activities in the condensed consolidated statements of cash flows.
As part of the trade structured finance activities, LCs may be sold to financial institutions on a discounted basis. Bunge does not service derecognized LCs. The terms of the sale may require the Company to continue to make periodic interest payments to financial institutions based on changes in the Secured Overnight Financing Rate ("SOFR") for a period of up to one year. Bunge’s payment obligation to financial institutions as part of the trade structured finance activities, reported in Other current liabilities, including any unrealized gain or loss on changes in SOFR is not significant as of September 30, 2023 or December 31, 2022. The notional amounts of LCs subject to continuing variable interest payments that have been derecognized from the Company's condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 are included in Note 12 - Derivative Instruments And Hedging Activities. The net gain or loss included in Cost of goods sold resulting from the fair valuation of such variable interest rate obligations is not significant for the three and nine month periods ended September 30, 2023 and 2022.

4.    TRADE ACCOUNTS RECEIVABLE AND TRADE RECEIVABLES SECURITIZATION PROGRAM
Trade Accounts Receivable
Changes to the allowance for lifetime expected credit losses related to Trade accounts receivable were as follows:

	Nine Months Ended September 30, 2023
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2023	$90	$46	$136
Current period provisions	55	—	55
Recoveries	(44)	(2)	(46)
Write-offs charged against the allowance	(2)	(12)	(14)
Foreign exchange translation differences	2	—	2
Allowance as of September 30, 2023	$101	$32	$133

(1)     Long-term portion of the allowance for credit losses is included in Other non-current assets.

	Nine Months Ended September 30, 2022
Rollforward of the Allowance for Credit Losses (US$ in millions)	Short-term	Long-term (1)	Total
Allowance as of January 1, 2022	$85	$47	$132
Current period provisions	49	1	50
Recoveries	(27)	(1)	(28)
Write-offs charged against the allowance	(11)	(3)	(14)
Foreign exchange translation differences	(2)	1	(1)
Allowance as of September 30, 2022	$94	$45	$139
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
At November 16, 2022, the effective date of the amended Program, $741 million of sold receivables were repurchased through a non-cash investing exchange of the Deferred Purchase Price ("DPP"). As of September 30, 2023, the Company had collected a total of $731 million of repurchased receivables, including $85 million collected in the first nine months of 2023, which are reported as Proceeds from beneficial interest in securitized trade receivables under investing activities in the condensed consolidated statements of cash flows.
The Program will terminate on May 17, 2031; however, each committed purchaser's commitment to purchase trade receivables under the Program will terminate earlier on May 17, 2025, unless extended for an additional period in accordance with the terms of the receivables transfer agreement.

(US$ in millions)	September 30, 2023	December 31, 2022
Receivables sold that were derecognized from Bunge's balance sheet	$1,100	$1,100
Unsold receivables pledged to the administrative agent and included in Trade accounts receivable	$343	$583
Bunge's risk of loss following the sale of trade receivables is limited to the assets of BSBV, primarily comprised of unsold receivables pledged to the administrative agent.
    The table below summarizes the cash flows and discounts of Bunge’s trade receivables associated with the Program. Servicing fees under the Program were not significant in any period.

	Nine Months Ended September 30,
(US$ in millions)	2023	2022
Gross receivables sold	$10,231	$13,182
Proceeds received in cash related to transfers of receivables (1)	$10,186	$12,455
Cash collections from customers on receivables previously sold	$10,231	$13,035
Discounts related to gross receivables sold included in Selling, general & administrative expenses	$45	$12
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

(US$ in millions)	September 30, 2023	December 31, 2022
Agribusiness (1)	$6,325	$6,756
Refined and Specialty Oils (2)	1,047	1,316
Milling (3)	172	332
Corporate and Other	4	4
Total	$7,548	$8,408
(1)    Includes RMI of $5,928 million and $6,286 million at September 30, 2023, and December 31, 2022, respectively. Assets held for sale includes RMI of zero and $26 million at September 30, 2023, and December 31, 2022, respectively. Of these amounts, $4,794 million and $4,789 million can be attributable to merchandising activities at September 30, 2023, and December 31, 2022, respectively.
(2)    Includes RMI of $241 million and $271 million at September 30, 2023, and December 31, 2022, respectively.
(3)    Includes RMI of $3 million and $97 million at September 30, 2023, and December 31, 2022, respectively.

6.    OTHER CURRENT ASSETS
Other current assets consist of the following:

(US$ in millions)	September 30, 2023	December 31, 2022
Unrealized gains on derivative contracts, at fair value	$1,506	$1,597
Prepaid commodity purchase contracts (1)	544	254
Secured advances to suppliers, net (2)	318	365
Recoverable taxes, net	362	365
Margin deposits	898	791
Marketable securities and other short-term investments (3)	122	119
Income taxes receivable	39	102
Prepaid expenses	254	376
Restricted cash	20	26
Other	330	386
Total	$4,393	$4,381
(1)    Prepaid commodity purchase contracts represent advance payments against contracts for future deliveries of specified quantities of agricultural commodities.
(2)    The Company provides cash advances to suppliers, primarily Brazilian soybean farmers, to finance a portion of the suppliers’ production costs. The Company does not bear any of the costs or operational risks associated with the related growing activities. The advances are largely collateralized by future crops and physical assets of the suppliers, carry a local market interest rate, and settle when the farmers' crops are harvested and sold. The secured advances to suppliers are reported net of allowances of $7 million at both September 30, 2023 and December 31, 2022.
(-)    Interest earned on secured advances to suppliers of $6 million and $4 million for the three months ended September 30, 2023, and 2022, respectively, and $17 million and $16 million for the nine months ended September 30, 2023 and 2022, respectively, is included in Net sales in the condensed consolidated statements of income.
(3)    Marketable securities and other short-term investments - The Company invests in foreign government securities, corporate debt securities, deposits, equity securities, and other securities. The following is a summary of amounts recorded in the Company's condensed consolidated balance sheets as marketable securities and other short-term investments.

(US$ in millions)	September 30, 2023	December 31, 2022
Foreign government securities	$81	$68
Equity securities	6	23
Other	35	28
Total	$122	$119
As of September 30, 2023, and December 31, 2022, $86 million and $89 million, respectively, of marketable securities and other short-term investments were recorded at fair value. All other investments were recorded at cost, and due to the short-term nature of these investments, their carrying values approximated their fair values. For the three months ended September 30, 2023, and 2022, unrealized losses of $4 million and $9 million, respectively, have been recognized in Other income (expense) - net for investments held at September 30, 2023, and 2022. For the nine months ended September 30, 2023 and 2022, unrealized losses of $10 million and $123 million, respectively, have been recognized in Other income (expense) - net for investments held at September 30, 2023 and 2022.

7.    OTHER NON-CURRENT ASSETS
Other non-current assets consist of the following:

(US$ in millions)	September 30, 2023	December 31, 2022
Recoverable taxes, net (1)	$27	$59
Judicial deposits (1)	120	110
Other long-term receivables, net (2)	14	16
Income taxes receivable (1)	170	143
Long-term investments (3)	143	163
Affiliate loans receivable	8	8
Long-term receivables from farmers in Brazil, net (1)	41	32
Unrealized gains on derivative contracts, at fair value	2	1
Other	115	95
Total	$640	$627
(1)    A significant portion of these non-current assets arise from the Company’s Brazilian operations and their realization could take several years.
(2)    Net of allowances as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program.
(3)    As of September 30, 2023, and December 31, 2022, $11 million and $9 million, respectively, of long-term investments are recorded at fair value.
Recoverable taxes, net - Recoverable taxes include value-added taxes paid upon the acquisition of property, plant and equipment, raw materials and taxable services, and other transactional taxes which can be recovered in cash or as compensation against income taxes, or other taxes Bunge may owe, primarily in Brazil and Europe. Recoverable taxes are reported net of allowances of $13 million and $14 million at September 30, 2023, and December 31, 2022, respectively.
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
The average recorded investment in long-term receivables from farmers in Brazil for the nine months ended September 30, 2023, and the year ended December 31, 2022, was $93 million and $90 million, respectively. The table below summarizes the Company’s recorded investment in long-term receivables from farmers in Brazil and the related allowance amounts.

	September 30, 2023		December 31, 2022
(US$ in millions)	Recorded Investment	Allowance	Recorded Investment	Allowance
For which an allowance has been provided:
Legal collection process (1)	$31	$29	$40	$34
Renegotiated amounts	2	2	2	2
For which no allowance has been provided:
Legal collection process (1)	17	—	19	—
Renegotiated amounts (2)	5	—	7	—
Other long-term receivables (3)	17	—	—	—
Total	$72	$31	$68	$36
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
The table below summarizes the activity in the allowance for doubtful accounts related to long-term receivables from farmers in Brazil.

	Nine Months Ended September 30,
(US$ in millions)	2023	2022
Allowance as of January 1	$36	$36
Bad debt provisions	1	2
Recoveries	(3)	(6)
Write-offs	(5)	(1)
Transfers	—	1
Foreign exchange translation	2	2
Allowance as of September 30	$31	$34

8.    INVESTMENTS IN AFFILIATES AND VARIABLE INTEREST ENTITIES
Impairment of Equity Method Investment
During the nine months ended September 30, 2023, the Company recorded an impairment of $16 million associated with its equity method investment in Australia Plant Proteins ("APP"), a start-up manufacturer of novel protein ingredients. The impairment was determined through management's review of impairment indicators and consideration of the other-than temporary nature of such items. Impairment charges were recorded to Income (loss) from affiliates within Corporate and Other. As a result of the impairment, there is no carrying value associated with the equity method investment in APP at September 30, 2023.

Consolidated Variable Interest Entities
On September 19, 2023, Bunge entered into a fixed-priced call option agreement ("Option") to acquire the shares of Terminal de Granéis de Santa Catarina ("TGSC") with primary assets consisting of a grain port terminal currently under construction in South America strategically located near an existing Bunge facility. The agreement requires Bunge to make future installment payments for the Option which will be utilized, in part, to fund terminal construction. Required installment payments prior to the exercise of the Option are not material and are expected to be applied against the exercise price of the Option. TGSC is a variable interest entity ("VIE") as a result of having insufficient equity at risk. Bunge is the primary beneficiary due to a de facto agent relationship with the equity owner of TGSC and has consolidated the entity. As all of TGSC’s equity is held by a third-party, Bunge reflects all TGSC earnings and equity as attributable to noncontrolling interests in the condensed consolidated statements of income and condensed consolidated balance sheets, respectively.
TGSC is not a business as defined by U.S. GAAP. Therefore, the non-cash transaction resulting in initial consolidation of TGSC in the third quarter of 2023 represents an asset acquisition. Positions recognized in the condensed consolidated balance sheet upon initial consolidation consisted primarily of Other intangible assets, net - license ($87 million); Property, plant and equipment, net - construction-in-process ($36 million); Long-term debt ($35 million); and Noncontrolling interests ($91 million). Bunge did not recognize any gain or loss upon initial consolidation of TGSC. TGSC's assets can only be used to settle the entity’s own obligations and TGSC’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with TGSC at any given time.
On May 1, 2022, Bunge completed a transaction with Chevron Corporation ("Chevron") to create a joint venture, Bunge Chevron Ag Renewables LLC (the "Joint Venture"), leveraging Bunge’s expertise in oilseed processing and farmer relationships, and Chevron’s expertise in fuels manufacturing and marketing, to help meet the demand for renewable fuels and to develop lower carbon intensity feedstocks.
The Joint Venture is a VIE in which Bunge is considered to be the primary beneficiary because it is responsible for the day-to-day operating decisions of the Joint Venture as well as the marketing of the principal products, primarily soybean meal and oil produced and sold by the Joint Venture, among other factors. The Joint Venture's assets can only be used to settle the Joint Venture’s own obligations and the Joint Venture’s creditors have no recourse to Bunge’s assets beyond Bunge’s maximum exposure to loss associated with the Joint Venture at any given time.
The following table presents the values of the assets and liabilities associated with the above listed VIEs in which Bunge is considered the primary beneficiary to the extent included in Bunge’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. All amounts exclude intercompany balances, which have been eliminated upon consolidation.
For all other VIEs in which Bunge is considered the primary beneficiary, the entities meet the definition of a business, and the VIE's assets can be used other than for the settlement of the VIE’s obligations. As such these VIEs have been excluded from the below table.

(US$ in millions)	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$586	$528
Trade accounts receivable	2	—
Inventories	55	85
Other current assets	116	98
Total current assets	759	711
Property, plant and equipment, net	151	65
Other intangible assets, net	87	—
Total assets	$997	$776

Current liabilities:
Trade accounts payable and accrued liabilities	$65	$81
Other current liabilities	118	85
Total current liabilities	183	166
Long-term debt	35	—
Total liabilities	$218	$166
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
Income tax expense for the three and nine months ended September 30, 2023 was $114 million and $495 million, respectively. Income tax expense for the three and nine months ended September 30, 2022 was $113 million and $257 million, respectively. The effective tax rate for the three and nine months ended September 30, 2023, was higher than the U.S. statutory rate of 21% primarily due to jurisdictional mix of earnings. The effective tax rate for the three months ended September 30, 2022, was higher than the U.S. statutory rate of 21% primarily due to unfavorable tax impact on North American and expected European dispositions and the effective tax rate for the nine months ended September 30, 2022, was lower than the U.S. statutory rate of 21%, primarily due to jurisdictional mix of earnings, incentives in South America, and the release of valuation allowances in Europe and Asia.
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

10.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

(US$ in millions)	September 30, 2023	December 31, 2022
Unrealized losses on derivative contracts, at fair value	$1,222	$1,570
Accrued liabilities	746	755
Advances on sales (1)	372	601
Income tax payable	44	156
Other	354	297
Total	$2,738	$3,379
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

The following table sets forth, by level, the Company’s assets and liabilities that were accounted for at fair value on a recurring basis.

	Fair Value Measurements at Reporting Date
	September 30, 2023				December 31, 2022
(US$ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$115	$133	$—	$248	$—	$81	$—	$81
Readily marketable inventories (Note 5)	—	5,078	1,094	6,172	—	6,268	412	6,680
Trade accounts receivable (1)	—	1	—	1	—	7	—	7
Unrealized gain on derivative contracts (2):
Interest rate	1	10	—	11	—	3	—	3
Foreign exchange	—	314	—	314	1	378	—	379
Commodities	170	792	80	1,042	136	763	101	1,000
Freight	76	—	—	76	80	—	—	80
Energy	64	1	—	65	128	2	—	130
Credit	—	—	—	—	—	5	—	5
Other (3)	17	68	12	97	33	40	27	100
Total assets	$443	$6,397	$1,186	$8,026	$378	$7,547	$540	$8,465
Liabilities:
Trade accounts payable (1)	$—	$615	$311	$926	$—	$513	$130	$643
Unrealized loss on derivative contracts (4):
Interest rate	—	375	—	375	—	344	—	344
Foreign exchange	—	345	—	345	1	461	—	462
Commodities	181	554	41	776	127	731	50	908
Freight	32	—	—	32	28	—	—	28
Energy	56	2	—	58	153	6	—	159
Credit	—	—	—	—	—	1	—	1
Total liabilities	$269	$1,891	$352	$2,512	$309	$2,056	$180	$2,545
(1)    These receivables and payables are hybrid financial instruments for which Bunge has elected the fair value option as they are derived from purchases and sales of agricultural commodity products in the normal course of business.
(2)    Unrealized gains on derivative contracts are generally included in Other current assets. There were $2 million and $1 million included in Other non-current assets at September 30, 2023, and December 31, 2022, respectively.
(3)    Other includes the fair values of marketable securities and investments in Other current assets and Other non-current assets.
(4)    Unrealized losses on derivative contracts are generally included in Other current liabilities. There were $364 million and $332 million included in Other non-current liabilities at September 30, 2023, and December 31, 2022, respectively.
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
The tables below present reconciliations for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2023, and 2022. These instruments were valued using pricing models that management believes reflect the assumptions that would be used by a marketplace participant.

	Three Months Ended September 30, 2023
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, July 1, 2023	$1,384	$9	$(437)	$11	$967
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	300	39	3	—	342
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	1	1
Purchases	1,001	—	(21)	—	980
Sales	(1,694)	—	—	—	(1,694)
Settlements	—	—	158	—	158
Transfers into Level 3	415	22	(32)	—	405
Transfers out of Level 3	(271)	(31)	2	—	(300)
Translation adjustment	(41)	—	16	—	(25)
Balance, September 30, 2023	$1,094	$39	$(311)	$12	$834
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $207 million, $24 million and $3 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2023.
(2)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $1 million mark-to-market losses related to securities still held at September 30, 2023.

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
(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $313 million, $62 million and $3 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2022.
(2)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $7 million in mark-to-market losses related to securities still held at September 30, 2022.

	Nine Months Ended September 30, 2023
(US$ in millions)	Readily Marketable Inventories	Derivatives, Net	Trade Accounts Payable	Other(2)	Total
Balance, January 1, 2023	$412	$51	$(130)	$27	$360
Total gains and losses (realized/unrealized) included in Cost of goods sold (1)	665	(32)	21	—	654
Total gains and losses (realized/unrealized) included in Other income (expense) - net	—	—	—	(1)	(1)
Purchases	4,022	—	(450)	—	3,572
Sales	(5,283)	—	—	(14)	(5,297)
Settlements	—	—	329	—	329
Transfers into Level 3	1,565	51	(113)	—	1,503
Transfers out of Level 3	(310)	(31)	44	—	(297)
Translation adjustment	23	—	(12)	—	11
Balance, September 30, 2023	$1,094	$39	$(311)	$12	$834

(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, include gains/(losses) of $648 million, $(20) million and $22 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2023.
(2)    Comprises the fair values of marketable securities and investments in Other current assets. Included within Other income (expense) - net of the condensed consolidated statements of income are $15 million mark-to-market losses related to securities still held at September 30, 2023.

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

(1)    Readily marketable inventories, derivatives, net, and Trade accounts payable, includes gains/(losses) of $480 million, $89 million and $30 million, respectively, that are attributable to the change in unrealized gains/(losses) relating to Level 3 assets and liabilities still held at September 30, 2022.
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
Cash flow hedges of currency risk - The Company manages currency risk on certain forecasted sales, purchases, selling, general and administrative expenses, and recognized assets and liabilities with currency forwards. The change in the value of the forward is held in Accumulated other comprehensive income (loss) until the transaction affects earnings, at which time the change in value of the currency forward is reclassified to Net sales, Cost of goods sold, or Selling, general and administrative expenses. These hedges mature at various times through December 2024. Of the amount currently in Accumulated other comprehensive income (loss), $2 million of deferred losses is expected to be reclassified to earnings in the next twelve months.
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

(US$ in millions)	September 30, 2023	December 31, 2022	Unit of Measure
Hedging instrument type:
Fair value hedges of interest rate risk
Interest rate swap - notional amount	$2,900	$3,753	$ Notional
Cumulative adjustment to long-term debt from application of hedge accounting	$(363)	$(341)	$ Notional
Carrying value of hedged debt	$2,522	$3,394	$ Notional

Fair value hedges of currency risk
Cross currency swap	$206	$232	$ Notional
Carrying value of hedged debt	$206	$232	$ Notional

Cash flow hedges of currency risk
Foreign currency forward - notional amount	$57	$310	$ Notional
Foreign currency option - notional amount	$117	$108	$ Notional

Net investment hedges
Foreign currency forward - notional amount	$1,023	$495	$ Notional
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

The table below summarizes the volume of economic derivatives as of September 30, 2023 and December 31, 2022. For those contracts traded bilaterally through the over-the-counter markets (e.g., forwards, forward rate agreements ("FRA"), and swaps), the gross position is provided. For exchange traded (e.g., futures, FFAs, and options) and cleared positions (e.g., energy swaps), the net position is provided.

	September 30,		December 31,
	2023		2022		Unit of Measure
(US$ in millions)	Long	(Short)	Long	(Short)
Interest rate
Swaps	$115	$(1,630)	$387	$(1,267)	$ Notional
Futures	$—	$(313)	$—	$(97)	$ Notional
Forwards	$631	$(860)	$—	$—	$ Notional
Currency
Forwards	$9,714	$(12,459)	$9,819	$(9,682)	$ Notional
Swaps	$2,292	$(1,019)	$2,441	$(2,876)	$ Notional
Futures	$—	$(4)	$11	$—	$ Notional
Options	$58	$(35)	$—	$(102)	Delta
Agricultural commodities
Forwards	29,271,422	(36,196,274)	20,493,679	(27,766,763)	Metric Tons
Swaps	—	—	—	(1,864,262)	Metric Tons
Futures	—	(5,099,604)	—	(4,092,772)	Metric Tons
Options	221,203	(288,927)	1,025	(216,647)	Metric Tons
Ocean freight
FFA	—	(4,965)	—	(11,197)	Hire Days
Natural gas
Forwards	6,336	(6,336)	—	—	MMBtus
Swaps	927,014	—	1,460,190	—	MMBtus
Futures	4,289,892	—	5,250,393	—	MMBtus
Options	2,622,078	—	—	—	MMBtus
Electricity
Futures	40,267	—	—	—	Mwh
Swaps	—	—	22,987	(8,619)	Mwh
Energy - other
Swaps	189,731	—	175,784	—	Metric Tons
Futures	16,360	—	1,320,881	—	Metric Tons
Options	—	(27,280)	—	—	Metric Tons
Energy - CO2
Futures	826,000	—	—	(38,000)	Metric Tons
Other
Swaps and futures	$10	$(15)	$20	$(50)	$ Notional

The Effect of Derivative Instruments and Hedge Accounting on the Condensed Consolidated Statements of Income
The tables below summarize the net effect of derivative instruments and hedge accounting on the condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Three Months Ended September 30,
(US$ in millions)		2023	2022
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$2	$—

Cost of goods sold
Hedge accounting	Foreign currency	$1	$3
Economic hedges	Foreign currency	(41)	59
	Commodities	30	303
	Other (1)	79	(3)
Total Cost of goods sold		$69	$362

Selling, general & administrative
Hedge Accounting	Foreign exchange	$—	$(1)

Interest expense
Hedge accounting	Interest rate	$(35)	$(8)
Total Interest expense		$(35)	$(8)

Foreign exchange (losses) gains
Hedge accounting	Foreign currency	$(5)	$2
Economic hedges	Foreign currency	10	14
Total Foreign exchange (losses) gains		$5	$16

Other income (expense)
Economic hedges	Interest rate	$(1)	$1

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$1	$(2)
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$10	$38
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$20	$(4)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(1)	$(18)
(1)    Other includes results from freight, energy, and other derivatives.

		Gain (Loss) Recognized in Income on Derivative Instruments
		Nine months ended September 30,
(US$ in millions)		2023	2022
Income statement classification	Type of derivative
Net sales
Hedge accounting	Foreign currency	$6	$7

Cost of goods sold
Hedge accounting	Foreign currency	$1	$3
Economic hedges	Foreign currency	367	482
	Commodities	394	(318)
	Other (1)	86	90
Total Cost of goods sold		$848	$257

Selling, general & administrative expenses
Hedge Accounting	Foreign exchange	$1	$(1)

Interest expense
Hedge accounting	Interest rate	$(103)	$(12)
Economic hedges	Interest rate	6	1
Total Interest expense		$(97)	$(11)

Foreign exchange (losses) gains
Hedge accounting	Foreign currency	$(26)	$(35)
Economic hedges	Foreign currency	4	130
Total Foreign exchange (losses) gains		$(22)	$95

Other income (expense)
Economic hedges	Interest rate	$1	$2

Other comprehensive income (loss)
Gains and losses on derivatives used as fair value hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$1	$—
Gains and losses on derivatives used as cash flow hedges of foreign currency risk included in Other comprehensive income (loss) during the period		$(21)	$72
Gains and losses on derivatives used as net investment hedges included in Other comprehensive income (loss) during the period		$(41)	$(110)

Amounts released from Accumulated other comprehensive income (loss) during the period
Cash flow hedge of foreign currency risk		$(1)	$(25)
(1)    Other includes results from freight, energy, and other derivatives.

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
Also on June 21, 2023, Bunge entered into an unsecured $1.1 billion 364-day revolving credit agreement (the “$1.1 Billion 2024 Credit Agreement”) with a group of lenders, maturing on June 19, 2024. Bunge may from time to time request one or more of the existing or new lenders to increase the total participations under the $1.1 Billion 2024 Credit Agreement by an aggregate amount up to $250 million, subject to lender approval, pursuant to an accordion provision. Borrowings will bear interest at Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment and applicable margin as defined in the $1.1 Billion 2024 Credit Agreement. The $1.1 Billion 2024 Credit Agreement replaced an existing $1.1 billion 364-day revolving credit agreement scheduled to mature July 14, 2023. Bunge had no borrowings outstanding at September 30, 2023, and December 31, 2022, under the $1.1 Billion 2024 Credit Agreement and the predecessor agreement, respectively.
Further, on June 21, 2023, Bunge amended its $1.35 billion 5-year revolving credit agreement to increase total commitments under the facility to $1.95 billion (the “$1.95 Billion Credit Agreement"). Bunge may from time to time request one or more of the existing or new lenders to increase the total participations under the $1.95 Billion Credit Agreement by an aggregate amount up to $1.5 billion pursuant to an accordion provision. Borrowings will bear interest at SOFR plus a SOFR adjustment and applicable margin as defined in the $1.95 Billion Credit Agreement. Bunge had no borrowings outstanding at September 30, 2023, and December 31, 2022, under the $1.95 Billion Credit Agreement.
Bunge had no borrowings outstanding at September 30, 2023, and December 31, 2022, under the unsecured $865 million Revolving Credit Agreement (the "$865 Million 2026 Facility") with a group of lenders, set to mature on October 29, 2026. Borrowings will bear interest at SOFR plus a SOFR adjustment and applicable margin, as defined in the $865 Million 2026 Facility.
Bunge had no borrowings outstanding at September 30, 2023, and December 31, 2022, under the unsecured $1.75 billion revolving credit facility, set to mature on December 16, 2024 and terminated on October 6, 2023 ("Terminated $1.75 Billion Revolving Credit Facility"). On October 6, 2023, Bunge replaced the capacity of the Terminated $1.75 Billion Revolving Credit Facility by entering into an unsecured $1.75 billion revolving credit facility ("$1.75 Billion Revolving Credit Facility"), with a group of lenders, maturing on October 6, 2026. Bunge may from time to time, with the consent of the agent, request one or more of the existing lenders or new lenders to increase the total commitments in an amount not to exceed $1.75 billion pursuant to an accordion provision. Bunge has the option to request an extension of the maturity date of the $1.75 Billion Revolving Credit Facility for two additional one-year periods. Borrowings under the $1.75 Billion Revolving Credit Facility will bear interest at SOFR plus a SOFR adjustment, which will vary from 0.05% to 0.25% based on the tenor of the interest period selected, plus a margin, which will vary from 0.25% to 0.90%, based on the senior long-term unsecured debt rating provided by Moody’s Investors Services Inc. (“Moody’s”) and S&P Global Ratings ("S&P"). The applicable margin is also subject to certain premiums or discounts tied to certain sustainability criteria, including, but not limited to, science based targets (SBTs) that define Bunge’s climate goals within its operations and a commitment to eliminate deforestation in its supply chains in 2025.
Borrowings under the committed revolving credit facilities described above typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the condensed consolidated statements of cash flows.
At September 30, 2023, Bunge had $5,665 million unused and available committed borrowing capacity comprised of committed revolving credit facilities with a number of financial institutions. At December 31, 2022, Bunge had $6,665 million unused and available committed borrowing capacity comprised of committed revolving credit facilities and the commercial paper program with a number of financial institutions, totaling $5,665 million, and $1,000 million in committed unsecured delayed draw term loans, as discussed below.

On June 21, 2023, Bunge terminated its existing $600 million asset-backed commercial paper program and its related liquidity and letter of credit facilities. To continue access to the commercial paper market, Bunge established a new $1 billion unsecured corporate commercial paper program (the “$1 Billion Commercial Paper Program”). S&P and Moody's assigned short-term ratings of A-2 and P-2, respectively. The short-term credit ratings of the $1 Billion Commercial Paper Program require Bunge to keep same day unused committed borrowing capacity under its long-term committed credit facilities in an amount greater or equal to the amount of commercial paper issued and outstanding. The $1 Billion Commercial Paper Program has no maturity date. At September 30, 2023, there were no borrowings outstanding under the $1 Billion Commercial Paper Program. At December 31, 2022, there were no borrowings outstanding under Bunge’s prior commercial paper program and its related liquidity and letter of credit facilities. Borrowings under the $1 Billion Commercial Paper Program typically have an original maturity of three months or less, resulting in net presentation of proceeds and repayments of short-term debt in the condensed consolidated statements of cash flows.
In addition to committed facilities, from time to time, Bunge Limited and/or its financing subsidiaries enter into uncommitted bilateral short-term credit lines as necessary based on financing requirements. At September 30, 2023, and December 31, 2022, there were no borrowings, respectively, outstanding under these bilateral short-term credit lines. Loans under such credit lines are non-callable by the respective lenders. In addition, Bunge's operating companies had $914 million and $546 million in short-term borrowings outstanding under local bank lines of credit at September 30, 2023, and December 31, 2022, respectively, to support working capital requirements. The original maturity of borrowings under uncommitted bilateral credit lines and local bank lines of credit varies based upon the Company's financing objectives. As a result, proceeds and repayments of such credit lines may be presented on a net basis, or separately, in the condensed consolidated statements of cash flows as dictated by the borrowing's original maturity.
The fair value of Bunge’s long-term debt, including current portion, is calculated based on interest rates currently available on comparable maturities to companies with credit standing similar to that of Bunge. The carrying amounts and fair values of long-term debt are as follows:

	September 30, 2023		December 31, 2022
(US$ in millions)	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Long-term debt, including current portion	$4,268	$4,294	$4,105	$4,148
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
On October 6, 2023, Bunge prepaid and terminated its 5-year term loan agreement due 2024, dated as of July 1, 2019, as amended as of December 15, 2021, as further amended as of June 21, 2023, with Sumitomo Mitsui Banking Corporation, as administrative agent, and certain lenders party thereto. On September 30, 2023, term loans in the amount of ¥30.7 billion and $90 million, for a total of $296 million, were recorded in Current portion of long-term debt on the condensed consolidated balance sheet. The Company does not expect to pay any prepayment penalties in connection with the termination.
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

14.    RELATED PARTY TRANSACTIONS
Bunge purchases agricultural commodity products from certain of its unconsolidated investees and other related parties. Such related party purchases comprised approximately 8% or less of total Cost of goods sold for the three and nine months ended September 30, 2023, and 2022. Bunge also sells agricultural commodity products to certain of its unconsolidated investees and other related parties. Such related party sales comprised approximately 2% or less of total Net sales for the three and nine months ended September 30, 2023, and 2022.
In addition, Bunge receives services from and provides services to its unconsolidated investees and other related parties, including tolling, port handling, administrative support, and other services. For the three and nine months ended September 30, 2023, and 2022, such services were not material to the Company's consolidated results.
At September 30, 2023, and December 31, 2022, receivables related to the above related party transactions comprised approximately 1% or less of total Trade accounts receivable. At September 30, 2023, and December 31, 2022, payables related to the above related party transactions comprised approximately 4% or less of total Trade accounts payable.
Bunge believes all transaction values to be similar to those that would be conducted with third parties at arm's-length.

15.    COMMITMENTS AND CONTINGENCIES
Bunge is party to claims and lawsuits, primarily non-income tax and labor claims in South America, arising in the normal course of business. Bunge is also involved from time to time in various contract, antitrust, environmental litigation and remediation, and other litigation, claims, government investigations, and legal proceedings. The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. Bunge records liabilities related to legal matters when the exposure item becomes probable and can be reasonably estimated. Bunge management does not expect these matters to have a material adverse effect on Bunge’s financial condition, results of operations, or liquidity. However, these matters are subject to inherent uncertainties and there exists the remote possibility that a liability arising from these matters could have a material adverse impact in the period in which the uncertainties are resolved should the liability substantially exceed the amount of provisions included in the condensed consolidated balance sheets. Information regarding the claims appears in Bunge’s Report on Form 10-K for the year ended December 31, 2022. Included in Other non-current liabilities as of September 30, 2023, and December 31, 2022, are the following amounts related to these matters:

(US$ in millions)	September 30, 2023	December 31, 2022
Non-income tax claims	$19	$20
Labor claims	69	76
Civil and other claims	109	105
Total	$197	$201
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
The Company continues to evaluate the merits of outstanding claims from examinations of ICMS and PIS/COFINS tax returns concluded by Brazilian federal and state tax authorities and will recognize them if and when loss is considered probable. The outstanding claims comprise the following:

(US$ in millions)	Years Examined	September 30, 2023	December 31, 2022
ICMS	1990 to Present	$224	$215
PIS/COFINS	2002 to Present	$423	$347

Labor claims — The labor claims are principally against Bunge’s Brazilian subsidiaries. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments, and supplementary retirement benefits.
Civil and other claims — The civil and other claims relate to various disputes with third parties, including suppliers and customers.
Guarantees — Bunge has issued or was a party to the following guarantees at September 30, 2023:

(US$ in millions)	Recorded Liability	Maximum Potential Future Payments
Unconsolidated affiliates guarantee (1)	$—	$93
Residual value guarantee (2)	—	388
Russia disposition indemnity (3)	9	235
Other guarantees	—	10
Total	$9	$726
(1)    Bunge has issued guarantees to certain financial institutions related to debt of certain of its unconsolidated affiliates. The terms of the guarantees are equal to the terms of the related financings, which have maturity dates through 2034. There are no recourse provisions or collateral that would enable Bunge to recover any amounts paid under these guarantees. In addition, certain Bunge subsidiaries have guaranteed the obligations of certain of their unconsolidated affiliates and in connection therewith have secured their guarantee obligations through a pledge to the financial institutions of certain of their unconsolidated affiliates' shares plus loans receivable from the unconsolidated affiliates in the event that the guaranteed obligations are enforced. Based on amounts drawn under such debt facilities at September 30, 2023, Bunge's potential liability was $58 million, and it has recorded less than $1 million obligation related to these guarantees within Other non-current liabilities.
(2)    Bunge has issued guarantees to certain financial institutions that are party to certain operating lease arrangements for railcars, barges, and buildings. These guarantees provide for a minimum residual value to be received by the lessor at the conclusion of the lease term. These leases expire at various dates from 2024 through 2029. At September 30, 2023, no obligation has been recorded related to these guarantees. Any obligation recorded would be recognized in Current operating lease obligations or Non-current operating lease obligations.
(3)    On February 3, 2023, Bunge agreed to indemnify the buyer of its Russian operations against certain existing legal claims involving Bunge's Russian subsidiary. The indemnity expires on February 2, 2030. As of September 30, 2023, Bunge recorded a $9 million obligation related to this indemnity within Other non-current liabilities.
Bunge Limited has provided a guarantee to the Director of the Illinois Department of Agriculture as Trustee for Bunge North America, Inc. ("BNA"), an indirect wholly-owned subsidiary, which guarantees all amounts due and owing by BNA to grain producers and/or depositors in the State of Illinois who have delivered commodities to BNA’s Illinois facilities.

16.    OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consist of the following:

(US$ in millions)	September 30, 2023	December 31, 2022
Labor, legal, and other provisions	$215	$205
Pension and post-retirement obligations	146	152
Uncertain income tax positions (1)	64	59
Unrealized losses on derivative contracts, at fair value (2)	364	332
Other	111	101
Total	$900	$849
(1)See Note 9 - Income Taxes.
(2)See Note 11- Fair Value Measurements.

17.    EQUITY
Share repurchase program — As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge's Board of Directors approved the expansion of an existing $500 million program for the repurchase of Bunge’s issued and outstanding common shares. At the time, approximately $300 million of capacity for the repurchase of Bunge common shares remained available under the existing program and Bunge's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the three and nine months ended September 30, 2023, Bunge repurchased 4,327,536 common shares for $488 million. As of September 30, 2023, 6,436,651 common shares were repurchased for $688 million and $1.5 billion remained outstanding for repurchases under the program.
In October 2023, Bunge repurchased an additional 1,080,325 common shares for $112 million. Therefore, as of October 26, 2023, 7,516,976 common shares were repurchased for $800 million and $1.4 billion remains outstanding for repurchases under the program.
Dividends on common shares — On August 17, 2023, Bunge announced that the Company's Board of Directors had declared a dividend of $0.6625 per common share, payable on December 1, 2023, to shareholders of record on November 17, 2023. During the nine months ended September 30, 2023, the Company's Board of Directors declared total dividends on common shares of $1.95 per common share.
Accumulated other comprehensive income (loss) attributable to Bunge — The following table summarizes the balances of related after-tax components of Accumulated other comprehensive income (loss) attributable to Bunge:

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2023	$(5,554)	$(435)	$(102)	$(6,091)
Other comprehensive income (loss) before reclassifications	(162)	31	—	(131)
Amount reclassified from accumulated other comprehensive income (loss)	(1)	(1)	—	(2)
Balance, September 30, 2023	$(5,717)	$(405)	$(102)	$(6,224)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2022	$(5,962)	$(331)	$(143)	$(6,436)
Other comprehensive income (loss) before reclassifications	(333)	32	—	(301)
Acquisition of redeemable noncontrolling interest	(15)	—	—	(15)
Amount reclassified from accumulated other comprehensive income (loss)	158	(18)	1	141
Balance, September 30, 2022	$(6,152)	$(317)	$(142)	$(6,611)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2023	$(5,926)	$(343)	$(102)	$(6,371)
Other comprehensive income (loss) before reclassifications	107	(61)	—	46
Amount reclassified from accumulated other comprehensive income (loss)	102	(1)	—	101
Balance, September 30, 2023	$(5,717)	$(405)	$(102)	$(6,224)

(US$ in millions)	Foreign Exchange Translation Adjustment	Deferred Gains (Losses) on Hedging Activities	Pension and Other Postretirement Liability Adjustments (1)	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2022	$(6,093)	$(254)	$(124)	$(6,471)
Other comprehensive income (loss) before reclassifications	(202)	(38)	—	(240)
Acquisition of redeemable noncontrolling interest	(15)	—	—	(15)
Amount reclassified from accumulated other comprehensive income (loss) (1)	158	(25)	(18)	115
Balance, September 30, 2022	$(6,152)	$(317)	$(142)	$(6,611)
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

18.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions, except for share data)	2023	2022	2023	2022
Net income (loss) attributable to Bunge common shareholders	$373	$380	$1,627	$1,274

Weighted-average number of common shares outstanding:
Basic	149,195,908	150,560,803	149,958,262	148,321,921
Effect of dilutive shares:
—stock options and awards (2)	2,020,948	1,859,490	1,933,552	2,562,862
—convertible preference shares (1)	—	—	—	2,629,703
Diluted	151,216,856	152,420,293	151,891,814	153,514,486

Earnings per common share:
Net income (loss) attributable to Bunge common shareholders—basic	$2.50	$2.52	$10.85	$8.59
Net income (loss) attributable to Bunge common shareholders—diluted	$2.47	$2.49	$10.71	$8.30

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
(2)    The weighted-average common shares outstanding-diluted exclude less than one million stock options and contingently issuable restricted stock units, which were not dilutive and not included in the computation of earnings per share for each of the three and nine months ended September 30, 2023, and 2022.
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

	Three Months Ended September 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$10,082	$3,601	$479	$56	$9	$—	$14,227
Inter–segment revenues	2,139	45	—	—	—	(2,184)	—
Cost of goods sold	(9,437)	(3,249)	(429)	(54)	(13)	—	(13,182)
Gross profit	645	352	50	2	(4)	—	1,045
Selling, general and administrative expenses	(145)	(98)	(25)	(1)	(178)	—	(447)
Foreign exchange (losses) gains	(52)	(2)	—	1	6	—	(47)
EBIT attributable to noncontrolling interests (1)	(9)	(6)	—	—	1	—	(14)
Other income (expense) - net	36	(19)	(2)	—	(7)	—	8
Income (loss) from affiliates	(14)	—	—	53	—	—	39
Total Segment EBIT (2)	461	227	23	55	(182)	—	584
Total assets	16,660	3,849	972	469	3,183	—	25,133

	Three Months Ended September 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$11,741	$4,302	$631	$74	$11	$—	$16,759
Inter–segment revenues	2,520	54	13	—	—	(2,587)	—
Cost of goods sold	(11,109)	(4,070)	(586)	(72)	(34)	—	(15,871)
Gross profit	632	232	45	2	(23)	—	888
Selling, general and administrative expenses	(135)	(86)	(26)	—	(90)	—	(337)
Foreign exchange (losses) gains	(35)	(6)	—	—	(11)	—	(52)
EBIT attributable to noncontrolling interests (1)	3	(3)	(1)	—	—	—	(1)
Other income (expense) - net	6	(9)	1	2	40	—	40
Income (loss) from affiliates	10	—	—	20	—	—	30
Total Segment EBIT (2)	481	128	19	24	(84)	—	568
Total assets	17,193	4,190	1,058	360	1,991	—	24,792

	Nine Months Ended September 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$31,809	$11,090	$1,484	$192	$29	$—	$44,604
Inter–segment revenues	6,294	138	164	—	—	(6,596)	—
Cost of goods sold	(29,359)	(10,063)	(1,363)	(188)	(40)	—	(41,013)
Gross profit	2,450	1,027	121	4	(11)	—	3,591
Selling, general and administrative expenses	(428)	(291)	(70)	(1)	(430)	—	(1,220)
Foreign exchange (losses) gains	(77)	8	(1)	1	5	—	(64)
EBIT attributable to noncontrolling interests (1)	(29)	(17)	1	—	2	—	(43)
Other income (expense) - net	54	(50)	(5)	2	34	—	35
Income (loss) from affiliates	(19)	—	—	119	(17)	—	83
Total Segment EBIT (2)	1,951	677	46	125	(417)	—	2,382
Total assets	16,660	3,849	972	469	3,183	—	25,133

	Nine Months Ended September 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Eliminations	Total
Net sales to external customers	$35,719	$12,723	$1,911	$195	$24	$—	$50,572
Inter–segment revenues	7,899	252	480	—	—	(8,631)	—
Cost of goods sold	(33,907)	(11,904)	(1,669)	(189)	(39)	—	(47,708)
Gross profit	1,812	819	242	6	(15)	—	2,864
Selling, general and administrative expenses	(375)	(262)	(78)	(1)	(263)	—	(979)
Foreign exchange (losses) gains	(119)	(14)	2	—	(19)	—	(150)
EBIT attributable to noncontrolling interests (1)	(14)	(7)	(1)	—	(11)	—	(33)
Other income (expense) - net	(71)	(17)	2	2	71	—	(13)
Income (loss) from affiliates	41	—	(1)	56	(1)	—	95
Total Segment EBIT (2)	1,274	519	166	63	(238)	—	1,784
Total assets	17,193	4,190	1,058	360	1,991	—	24,792

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
A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2023	2022	2023	2022
Net income (loss) attributable to Bunge	$373	$380	$1,627	$1,274
Interest income	(38)	(30)	(121)	(50)
Interest expense	133	103	374	306
Income tax expense (benefit)	114	113	495	257
Noncontrolling interests' share of interest and tax	2	2	7	(3)
Total Segment EBIT	$584	$568	$2,382	$1,784
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

	Three Months Ended September 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$9,491	$305	$23	$53	$—	$9,872
Sales from contracts with customers (ASC 606)	591	3,296	456	3	9	4,355
Net sales to external customers	$10,082	$3,601	$479	$56	$9	$14,227

	Three Months Ended September 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$10,900	$333	$26	$72	$—	$11,331
Sales from contracts with customers (ASC 606)	841	3,969	605	2	11	5,428
Net sales to external customers	$11,741	$4,302	$631	$74	$11	$16,759

	Nine Months Ended September 30, 2023
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$30,073	$745	$138	$187	$—	$31,143
Sales from contracts with customers (ASC 606)	1,736	10,345	1,346	5	29	13,461
Net sales to external customers	$31,809	$11,090	$1,484	$192	$29	$44,604

	Nine Months Ended September 30, 2022
(US$ in millions)	Agribusiness	Refined and Specialty Oils	Milling	Sugar and Bioenergy	Corporate and Other	Total
Sales from commodity contracts (ASC 815)	$33,396	$963	$135	$191	$—	$34,685
Sales from contracts with customers (ASC 606)	2,323	11,760	1,776	4	24	15,887
Net sales to external customers	$35,719	$12,723	$1,911	$195	$24	$50,572

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2023 Overview
You should refer to "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of key factors affecting operating results in each of our business segments. In addition, you should refer to "Item 9A, Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2022, and to "Item 4, Controls and Procedures" in this Quarterly Report on Form 10-Q for the period ended September 30, 2023, for a discussion of our internal controls over financial reporting.
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
Executive Summary
Net Income (Loss) Attributable to Bunge - For the three months ended September 30, 2023, Net income attributable to Bunge was $373 million, a decrease of $7 million compared to $380 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Net income attributable to Bunge was $1,627 million, an increase of $353 million, compared to $1,274 million for the nine months ended September 30, 2022. The decrease for the three months ended September 30, 2023, was due to lower results in Corporate and Other, as further discussed in the Segment Overview & Results of Operations section below, as well as higher interest expense, as discussed further in the Interest section below, partially offset by higher Segment EBIT in our Core and Non-core segments as discussed in the Segment Overview & Results of Operations section below. The increase for the nine months ended September 30, 2023 was due to higher Segment EBIT in our Core and Non-core segments, partially offset by lower EBIT in our Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below and higher income tax expense as discussed further below.
Earnings Per Common Share - Diluted - For the three months ended September 30, 2023, Net income attributable to Bunge common shareholders, diluted, was $2.47 per share, a decrease of $0.02 per share, compared to income of $2.49 per share for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Net income attributable to Bunge common shareholders, diluted, was $10.71 per share, an increase of $2.41 per share, compared to income of $8.30 per share for the nine months ended September 30, 2022.
EBIT - For the three months ended September 30, 2023, Total Segment EBIT was $584 million, an increase of $16 million compared to Total Segment EBIT of $568 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, Total Segment EBIT was $2,382 million, an increase of $598 million compared to Total Segment EBIT of $1,784 million for the nine months ended September 30, 2022. The increase in Total Segment EBIT for the three and nine months ended September 30, 2023, was due to higher Segment EBIT in our Core and Non-core segments, partially offset by lower Segment EBIT in our Corporate and Other activities, as further discussed in the Segment Overview & Results of Operations section below.
Income Tax (Expense) Benefit - Income tax expense was $114 million for the three months ended September 30, 2023 compared to $113 million for the three months ended September 30, 2022. Income tax expense was $495 million for the nine months ended September 30, 2023 compared to $257 million for the nine months ended September 30, 2022. The increase was primarily due to higher pre-tax income in 2023, as well as an unfavorable earnings mix in 2023.
Liquidity and Capital Resources – At September 30, 2023, working capital, which equals Total current assets less Total current liabilities, was $8,379 million, an increase of $1,751 million, compared to working capital of $6,628 million at September 30, 2022, and an increase of $1,221 million, compared to working capital of $7,158 million at December 31, 2022. The increases in working capital at September 30, 2023, compared to September 30, 2022, and December 31, 2022, were primarily due to a higher Cash and cash equivalents balances as well as lower Short-term debt and Current portion of long-term debt balances, driven by strong operating cash flows.
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

A reconciliation of Net income (loss) attributable to Bunge to Total Segment EBIT follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(US$ in millions)	2023	2022	2023	2022
Net income (loss) attributable to Bunge	$373	$380	$1,627	$1,274
Interest income	(38)	(30)	(121)	(50)
Interest expense	133	103	374	306
Income tax expense (benefit)	114	113	495	257
Noncontrolling interests' share of interest and tax	2	2	7	(3)
Total Segment EBIT	$584	$568	$2,382	$1,784

Agribusiness Segment EBIT	461	481	1,951	1,274
Refined and Specialty Oils Segment EBIT	227	128	677	519
Milling Segment EBIT	23	19	46	166
Core Segment EBIT	711	628	2,674	1,959

Corporate and Other EBIT	(182)	(84)	(417)	(238)

Sugar and Bioenergy Segment EBIT	55	24	125	63
Non-core Segment EBIT	55	24	125	63

Total Segment EBIT	$584	$568	$2,382	$1,784

Core Segments

Agribusiness Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2023	2022	% Change	2023	2022	% Change
Volumes (in thousand metric tons)	18,854	19,622	(4)%	55,497	59,182	(6)%
Net sales	$10,082	$11,741	(14)%	$31,809	$35,719	(11)%
Cost of goods sold	(9,437)	(11,109)	(15)%	(29,359)	(33,907)	(13)%
Gross profit	645	632	2%	2,450	1,812	35%
Selling, general and administrative expense	(145)	(135)	7%	(428)	(375)	14%
Foreign exchange (losses) gains	(52)	(35)	(49)%	(77)	(119)	35%
EBIT attributable to noncontrolling interests	(9)	3	(400)%	(29)	(14)	(107)%
Other income (expense) – net	36	6	500%	54	(71)	176%
Income (loss) from affiliates	(14)	10	(240)%	(19)	41	(146)%
Total Agribusiness Segment EBIT	$461	$481	(4)%	$1,951	$1,274	53%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Agribusiness segment Net sales decreased 14%, to $10,082 million for the three months ended September 30, 2023. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 7%, primarily due to lower average sales prices experienced in almost all regions for our global soybean oilseed processing businesses and our Europe softseed business. Lower average sales prices resulted from a reduction of sales prices in the current year relative to the higher price environment in prior year following the onset of the Ukraine-Russia war. Also contributing to the decrease in Net sales was lower volumes resulting primarily from decreased sales in Argentina due to the drought experienced in the region in the current year. The above decreases were partially offset by higher volumes in our global soybean oilseed processing business as a result of strong demand in China and in the Europe softseed business despite the sale of our Russian Oilseed Processing business in the first quarter of 2023, as well as increased prices in our South America oilseed processing business driven by pressures from the lower supply as a result of the drought in Argentina.
•In Merchandising, Net sales decreased 29%, primarily due to lower average sales prices in our global corn, wheat, and oils businesses, resulting from a reduction of global commodity prices relative to the higher price environment in the prior year following the onset of the Ukraine-Russia war, which exacerbated an already tight commodity supply environment. Volumes were also down slightly due to decreased demand in our global corn and oils businesses. Net sales were also down in our ocean freight business due to lower prices and stabilizing demand.
Cost of goods sold decreased 15%, to $9,437 million for the three months ended September 30, 2023. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 8%, primarily due to lower sales, as noted in Net sales above, favorable mark-to-market results, a $4 million benefit in the three months ended September 30, 2023 from the recognition of mark-to-market gains related to the recovery of inventories in Ukraine, as well as an impairment charge of $21 million in the prior period related to the classification of our Russian oilseed processing business as held-for-sale.
•In Merchandising, Cost of goods sold decreased 29%, primarily due to the lower sales, as noted in Net sales above, and a $6 million benefit in the three months ended September 30, 2023 from the recognition of mark-to-market gains related to the recovery of inventories in Ukraine primarily from our Mykolaiv facility, partially offset by unfavorable mark-to-market results.
Foreign exchange (losses) gains - net decreased 49% to a loss of $52 million for the three months ended September 30, 2023. The current year increase in losses is primarily in Merchandising from current year losses in our Bunge Financial Services business partially offset by a reduction in losses in our Processing business on U.S. dollar-denominated loans payable in non-U.S. functional currency operations.
Other income (expense) - net was income of $36 million for the three months ended September 30, 2023, compared to income of $6 million for the three months ended September 30, 2022. The increase was primarily due to gains in Argentina related to foreign currency positioning.
Segment EBIT decreased 4%, to $461 million for the three months ended September 30, 2023. The net decrease was primarily due to the following:
•In Processing, an increase of 25% was primarily due to higher Gross profit, in part from improved margins in our Europe softseed business and global soybean oilseed processing business and higher Other income as described above.
•In Merchandising, a decrease of 77% was primarily due to lower Gross profit primarily driven by lower results in our ocean freight business and lower Foreign exchange results as described above.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Agribusiness segment Net sales decreased 11%, to $31,809 million for the nine months ended September 30, 2023. The net decrease was primarily due to the following:
•In Processing, Net sales decreased 3%, primarily due to lower average sales prices and lower volumes in the South America oilseed processing business. Lower volumes resulted primarily from reduced crush in Argentina due to the drought experienced in the region in the current year. Lower average sales prices and lower volumes in our European softseed processing business, resulted from a reduction of sales prices in the current year relative to the higher price environment in the prior year following the onset of the Ukraine-Russia war as well as lower volumes from the completion of the sale of our Russian Oilseed Processing business during the first quarter of 2023. The above decreases were partially offset by higher average sales prices and higher volumes in our global soybean oilseed processing businesses, and higher volumes in North America, as a result of strong protein and oil demand.
•In Merchandising, Net sales decreased 26%, primarily due to lower average sales prices in our global corn, oil, and wheat businesses, as a result of higher global commodity prices in the prior year following the onset of the

Ukraine-Russia war, which exacerbated an already tight commodity supply environment. Volumes were also down slightly due to decreased demand in our global corn and oils businesses. Net sales were down in our ocean freight business due to lower prices and stabilizing demand. The above decreases were partially offset by higher sales volumes in our global wheat business, as a result of the partial resumption of operations in Ukraine.
Cost of goods sold decreased 13% to $29,359 million for the nine months ended September 30, 2023. The net decrease was primarily due to the following:
•In Processing, Cost of goods sold decreased 7%, primarily due to lower Net sales, favorable mark-to-market results, lack of recurring prior year losses in relation to the Ukraine-Russia war and impairment of the Russian business upon classification as held-for-sale, and an $18 million benefit in the nine months ended September 30, 2023 from the recognition of mark-to-market gains on the recovery of inventories in Ukraine. The decrease is partially offset by increased industrial costs, in particular labor and maintenance, during the current year.
•In Merchandising, Cost of goods sold decreased 27%, primarily due to lower Net sales, more favorable mark-to-market results, lack of recurring losses in relation to the Ukraine-Russia war and a $11 million benefit in the nine months ended September 30, 2023 from the recognition of mark-to-market gains related to the recovery of inventories in Ukraine primarily from our Mykolaiv facility.
SG&A increased 14% to $428 million for the nine months ended September 30, 2023. The increase was primarily driven by increased personnel costs and higher costs as a result of inflationary pressures, partially offset by favorable currency movements, primarily from the weakening Argentine peso.
Foreign exchange (losses) gains - net increased 35% to a loss of $77 million for the nine months ended September 30, 2023. The current year reduction in losses is primarily the result of less losses in our Processing business from a weakening U.S. dollar on U.S. dollar-denominated loans payable in non-U.S. functional currency operations. The impact was partially offset in Merchandising by a current year reduction in our Bunge Financial Services business.
Other income (expense) - net was income of $54 million for the nine months ended September 30, 2023 compared to expense of $71 million for the nine months ended September 30, 2022. The increase was primarily due to gains in Argentina related to foreign currency positioning compared to prior year losses on marketable securities and other short-term investments with exposures to Ukraine, following the onset of the Ukraine-Russia war.
Income (loss) from affiliates was loss of $19 million for the nine months ended September 30, 2023 compared to income of $41 million for the nine months ended September 30, 2022. The decrease was primarily due to results from equity method investments in South American resellers.
Segment EBIT increased 53% to $1,951 million for the nine months ended September 30, 2023. The net increase was primarily due to the following:
•In Processing, an increase of 82% was primarily due to higher Gross profit primarily driven by improved margins in our Europe softseed business, North America oilseed processing business, and our global soybean oilseed processing businesses, lower foreign exchange losses, and higher Other income (expense) - net, partially offset by higher SG&A as described above.
•In Merchandising, a decrease of 19% was primarily due lower Gross profit, driven by lower results in our ocean freight business, lower foreign exchange gains, higher SG&A, partially offset by higher Other income (expense) - net, as described above.

Refined and Specialty Oils Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2023	2022	% Change	2023	2022	% Change
Volumes (in thousand metric tons)	2,278	2,316	(2)%	6,636	6,941	(4)%
Net sales	$3,601	$4,302	(16)%	$11,090	$12,723	(13)%
Cost of goods sold	(3,249)	(4,070)	(20)%	(10,063)	(11,904)	(15)%
Gross profit	352	232	52%	1,027	819	25%
Selling, general and administrative expense	(98)	(86)	14%	(291)	(262)	11%
Foreign exchange (losses) gains	(2)	(6)	67%	8	(14)	157%
EBIT attributable to noncontrolling interests	(6)	(3)	(100)%	(17)	(7)	(143)%
Other income (expense) – net	(19)	(9)	(111)%	(50)	(17)	(194)%
Income (loss) from affiliates	—	—	—%	—	—	—%
Total Refined and Specialty Oils Segment EBIT	$227	$128	77%	$677	$519	30%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Refined and Specialty Oils segment Net sales decreased 16%, to $3,601 million for the three months ended September 30, 2023. The decrease was primarily due to lower sales prices in all regions, driven by prices stabilizing and increased supply, including increased capacity in North America. Sales volumes were also lower in most regions, driven by the 2022 partial expiration of leased capacity at the Rotterdam facility as well as the sale of our Russian operations in the first quarter of 2023.
Cost of goods sold decreased 20%, to $3,249 million for the three months ended September 30, 2023. The decrease was primarily due to lower prices in all regions, as described for Net sales above, as well as effective management of supply chains, more favorable mark-to-market results, and an impairment charge of $55 million in the prior period related to the classification of our Russian oilseed and processing business as held-for-sale.
Segment EBIT increased 77% to $227 million for the three months ended September 30, 2023. The increase was due to higher Gross profit as described above.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Refined and Specialty Oils segment Net sales decreased 13% to $11,090 million for the nine months ended September 30, 2023, primarily due to lower average sales prices in most regions, driven by prices stabilizing and increased supply. Sales volumes were also lower in most regions, driven by the 2022 partial expiration of leased capacity at the Rotterdam facility as well as the sale of our Russian operations in the first quarter of 2023.
Cost of goods sold decreased 15% to $10,063 million for the nine months ended September 30, 2023. The decrease in Cost of goods sold was primarily due to lower average commodity prices and volumes in most regions, as described for Net sales above, favorable mark-to-market results, an impairment charge of $55 million in the prior period related to the classification of our Russian oilseed and processing business as held-for-sale, as well as effective management of supply chains.
Segment EBIT increased 30% to $677 million for the nine months ended September 30, 2023. The increase was due to higher Gross profit as described above.

Milling Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions, except volumes)	2023	2022	% Change	2023	2022	% Change
Volumes (in thousand metric tons)	890	1,234	(28)%	2,555	3,537	(28)%
Net sales	$479	$631	(24)%	$1,484	$1,911	(22)%
Cost of goods sold	(429)	(586)	(27)%	(1,363)	(1,669)	(18)%
Gross profit	50	45	11%	121	242	(50)%
Selling, general and administrative expense	(25)	(26)	(4)%	(70)	(78)	(10)%
Foreign exchange (losses) gains	—	—	—%	(1)	2	(150)%
EBIT attributable to noncontrolling interests	—	(1)	100%	1	(1)	(200)%
Other income (expense) – net	(2)	1	(300)%	(5)	2	(350)%
Income (loss) from affiliates	—	—	—%	—	(1)	100%
Total Milling Segment EBIT	$23	$19	21%	$46	$166	(72)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Milling segment Net sales decreased 24%, to $479 million for the three months ended September 30, 2023. The decrease was primarily due to lower volumes in our North American wheat milling business, driven by the completion of the sale of our Mexican wheat milling business in the third quarter of 2022. Net sales in the South America wheat milling business were relatively flat as lower volumes were largely offset by higher prices.
Cost of goods sold decreased 27%, to $429 million for the three months ended September 30, 2023. The decrease was primarily due to lower volumes, as described for Net sales above, due to the sale of our Mexican wheat milling business in the third quarter of 2022 as well as in South America a reduction due to lower raw material costs, partially offset by unfavorable mark-to-market results.
Segment EBIT increased 21%, to $23 million for the three months ended September 30, 2023. The increase was primarily due to higher Gross profit as described above.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Milling segment Net sales decreased 22% to $1,484 million for the nine months ended September 30, 2023. The decrease was primarily due to lower volumes in our North American wheat milling business, driven by the completion of the sale of our Mexican wheat milling business in the third quarter of 2022. Net sales in the South America wheat milling business were relatively flat as higher prices were largely offset by lower volumes.
Cost of goods sold decreased 18% to $1,363 million for the nine months ended September 30, 2023. The decrease was primarily due to lower volumes, as described for Net sales above, due to the sale of our Mexican wheat milling business in the third quarter of 2022, partially offset by unfavorable mark-to-market results compared to a strong prior year in South America during a period of high market volatility.
Segment EBIT decreased 72% to $46 million for the nine months ended September 30, 2023. The decrease was primarily due to lower Gross profit resulting from unfavorable mark-to-market in South America, as described above.

Corporate and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$9	$11	(18)%	$29	$24	21%
Cost of goods sold	(13)	(34)	(62)%	(40)	(39)	3%
Gross profit	(4)	(23)	(83)%	(11)	(15)	(27)%
Selling, general and administrative expense	(178)	(90)	98%	(430)	(263)	63%
Foreign exchange (losses) gains	6	(11)	155%	5	(19)	126%
EBIT attributable to noncontrolling interests	1	—	100%	2	(11)	118%
Other income (expense) – net	(7)	40	(118)%	34	71	(52)%
Income (loss) from affiliates	—	—	—%	(17)	(1)	(1600)%
Total Corporate and Other EBIT	$(182)	$(84)	(117)%	$(417)	$(238)	(75)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Corporate and Other EBIT decreased by 117%, to a loss of $182 million for the three months ended September 30, 2023. The decrease was primarily driven by increased SG&A expense, including $48 million related to acquisition and integration costs associated with the announced acquisition agreement with Viterra as well as increased expenses associated with other growth and productivity-related initiatives. Also contributing to the decrease was a $20 million impairment charge on a long-term investment partially offset by an impairment charge in the prior year of $11 million related to the classification of our Russian business as held-for-sale.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Segment EBIT decreased 75% to a loss of $417 million for the nine months ended September 30, 2023. The decrease was primarily driven by increased SG&A expense, including $66 million related to acquisition and integration costs associated with the announced acquisition agreement with Viterra as well as increased expenses associated with other growth and productivity-related initiatives and higher personnel costs. Also contributing to the decrease were impairment charges of $20 million, in Other income (expense) - net, related to a long-term investment, and $16 million, in Income (loss) from affiliates, related to a minority investment in Australian Plant Proteins, a start-up manufacturer of novel protein ingredients. In addition, results in the prior year included a gain of $29 million, at Bunge's then-70% share, related to the settlement of one of the Company's international defined benefit pension plans. The decreases described above were partially offset by an impairment charge in the prior year of $11 million related to the classification of our Russian business as held-for-sale.

Non-core Segment

Sugar and Bioenergy Segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2023	2022	% Change	2023	2022	% Change
Net sales	$56	$74	(24)%	$192	$195	(2)%
Cost of goods sold	(54)	(72)	(25)%	(188)	(189)	(1)%
Gross profit	2	2	—%	4	6	(33)%
Selling, general and administrative expense	(1)	—	(100)%	(1)	(1)	—%
Foreign exchange (losses) gains	1	—	100%	1	—	100%
EBIT attributable to noncontrolling interests	—	—	—%	—	—	—%
Other income (expense) – net	—	2	(100)%	2	2	—%
Income (loss) from affiliates	53	20	165%	119	56	113%
Total Sugar and Bioenergy Segment EBIT	$55	$24	129%	$125	$63	98%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Segment EBIT increased 129%, to $55 million for the three months ended September 30, 2023. The increase was due to more favorable results from our investment in BP Bunge Bioenergia, primarily resulting from the non-recurrence of prior period foreign exchange losses on U.S. dollar denominated debt of the joint venture as well as higher sugar sales prices and volumes, partially offset by lower ethanol prices.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Segment EBIT increased 98% to $125 million for the nine months ended September 30, 2023. The increase was due to more favorable results from our investment in BP Bunge Bioenergia, primarily resulting from the release of a tax valuation allowance in the current period as well as higher sugar sales prices and lower foreign exchange losses on U.S. dollar denominated debt of the joint venture, partially offset by lower ethanol prices. The release of the tax valuation allowance is related to our investment in BP Bunge Bioenergia. Therefore, the tax valuation release is recorded within Income (loss) from affiliates and included in EBIT.

Interest - A summary of consolidated interest income and expense follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(US$ in millions)	2023	2022	% Change	2023	2022	% Change
Interest income	$38	$30	27%	$121	$50	142%
Interest expense	(133)	(103)	29%	(374)	(306)	22%
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Interest income increased 27%, to $38 million for the three months ended September 30, 2023. Interest expense increased by 29%, to $133 million for the three months ended September 30, 2023. The increase in net interest expense was due to higher variable interest rates on debt as well as $1 million in financing related fees associated with the announced acquisition agreement with Viterra in the current period, partially offset by higher interest income as a result of significantly higher investments in cash equivalents in the current year.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Interest income increased 142% to $121 million for the nine months ended September 30, 2023. Interest expense increased 22% to $374 million for the nine months ended September 30, 2023. Higher interest income is the result of significantly higher investments in cash equivalents in the current year. Higher interest expense is the result of higher variable interest rates on debt, as well as, $12 million in financing related fees associated with the announced acquisition agreement with Viterra in the current period. Partially offsetting the current period increase in interest expense is a prior year charge of $47 million resulting from the early redemption of all issued and outstanding 4.35% Senior Notes due March 2024.

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
Working Capital

	As of
US$ in millions, except current ratio	September 30, 2023	September 30, 2022	December 31, 2022
Cash and cash equivalents	$2,173	$956	$1,104
Trade accounts receivable, net	2,509	2,336	2,829
Inventories	7,548	8,112	8,408
Other current assets(1)	4,394	5,791	4,417
Total current assets	$16,624	$17,195	$16,758
Short-term debt	$914	$1,327	$546
Current portion of long-term debt	301	773	846
Trade accounts payable	3,975	4,455	4,386
Current operating lease obligations	317	436	425
Other current liabilities(2)	2,738	3,576	3,397
Total current liabilities	$8,245	$10,567	$9,600
Working capital(3)	$8,379	$6,628	$7,158
Current ratio(4)	2.02	1.63	1.75
(1)    Comprises Assets held for sale and Other current assets.
(2)    Comprises Liabilities held for sale and Other current liabilities.
(3)    Working capital is Total current assets less Total current liabilities.
(4)    Current ratio represents Total current assets divided by Total current liabilities.
Working capital was $8,379 million at September 30, 2023, an increase of $1,221 million from working capital of $7,158 million at December 31, 2022, and an increase of $1,751 million from working capital of $6,628 million at September 30, 2022.
Cash and Cash Equivalents - Cash and cash equivalents were $2,173 million at September 30, 2023, an increase of $1,069 million from $1,104 million at December 31, 2022, and an increase of $1,217 million from $956 million at September 30, 2022. Cash balances are managed in accordance with our investment policy, the objectives of which are to preserve the principal value of our cash assets, maintain a high degree of liquidity, and deliver competitive returns subject to prevailing market conditions. Cash balances are typically invested in short-term deposits, money market funds, and commercial paper programs with highly-rated financial institutions and in U.S. government securities. Please refer to the Cash Flows section of this report, below, for details regarding the primary factors giving rise to the change in Cash and cash equivalents during the nine months ended September 30, 2023.
Trade accounts receivable, net - Trade accounts receivable, net were $2,509 million at September 30, 2023, a decrease of $320 million from $2,829 million at December 31, 2022, and an increase of $173 million from $2,336 million at September 30, 2022. The decrease from December 31, 2022, was primarily due to decreased Net sales in the current period driven by factors described in the Segment Overview & Results of Operations above. The increase from September 30, 2022, was primarily due to the change in the Trade Receivables Securitization Program structure, as described in Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program to our condensed consolidated financial statements, which results in inclusion of receivables pledged to the administrative agent in Trade accounts receivable.
Inventories - Inventories were $7,548 million at September 30, 2023, a decrease of $860 million from $8,408 million at December 31, 2022, and a decrease of $564 million from $8,112 million at September 30, 2022. The decrease from December 31, 2022 and September 30, 2022, was due to lower average commodity prices partially offset by higher volumes as of September 30, 2023.

RMI comprise agricultural commodity inventories, such as soybeans, soybean meal, soybean oil, palm oil, corn, and wheat that are readily convertible to cash because of their commodity characteristics, widely available markets and international pricing mechanisms. Total RMI reported at fair value was $6,172 million, $6,680 million, and $6,443 million at September 30, 2023, December 31, 2022, and September 30, 2022, respectively (see Note 5 - Inventories to our condensed consolidated financial statements).
Other current assets - Other current assets were $4,394 million at September 30, 2023, a decrease of $23 million from $4,417 million at December 31, 2022, and a decrease of $1,397 million from $5,791 million at September 30, 2022. The decrease from December 31, 2022, was primarily due a decrease in Assets held for sale due to the completion of the sale of our Russian operations in the first quarter of 2023. The decrease from September 30, 2022, was primarily due to significantly lower unrealized gains on derivative contracts, a decrease in deferred purchase price receivable as a result of restructuring our trade receivables securitization program during the fourth quarter of 2022 (see Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program to our condensed consolidated financial statements), a reduction in prepaid expenses, and a decrease in Assets held for sale due to the completion of the sale of our Russian operations in the first quarter of 2023.
Short-term debt - Short-term debt, including the Current portion of long-term debt, was $1,215 million at September 30, 2023, a decrease of $177 million from $1,392 million at December 31, 2022, and a decrease of $885 million from $2,100 million at September 30, 2022. The lower Short-term debt levels at September 30, 2023, compared to December 31, 2022 and September 30, 2022, were due to the repayment of 1.85% Senior Notes - Euro in June 2023 and higher working capital funding requirements in the prior year partially offset by higher borrowings by Bunge operating companies on local bank lines of credit.
Trade accounts payable - Trade accounts payable were $3,975 million at September 30, 2023, a decrease of $411 million from $4,386 million at December 31, 2022, and a decrease of $480 million from $4,455 million at September 30, 2022. The decrease from December 31, 2022 and September 30, 2022, was primarily due to lower average inventory prices during the current period.
Other current liabilities - Other current liabilities were $2,738 million at September 30, 2023, a decrease of $659 million from $3,397 million at December 31, 2022, and a decrease of $838 million from $3,576 million at September 30, 2022. The decrease from December 31, 2022, was primarily due to lower unrealized losses on derivative contracts and advances on sales during the current period. The decrease from September 30, 2022, was primarily due to significantly lower unrealized losses on derivative contracts.
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
On June 21, 2023, Bunge and its finance subsidiaries terminated the Bunge Master Trust in accordance with a termination and lien release agreement in order to simplify the legal framework around its capital structure (see Note 13 - Debt). In connection with the termination of the Bunge Master Trust, Bunge amended its existing credit agreements and related guarantees to remove all references and provisions related to the Bunge Master Trust. The amendments also provide, or additional amendments are expected to be entered into that will provide, that Bunge’s obligations as the existing guarantor will be automatically assigned to Bunge Global SA, the new Swiss holding company (“Bunge Global”), as successor guarantor, effective at the completion of the previously announced redomestication from Bermuda to Switzerland, which was approved by Bunge’s shareholders at the Extraordinary General Meeting held on October 5, 2023.
    Revolving Credit Facilities - At September 30, 2023, we had $5,665 million unused and available committed borrowing capacity, comprised of committed revolving credit facilities. The following table summarizes these facilities as of the periods presented:

(US$ in millions)		Total Committed Capacity (2)	Borrowings Outstanding
Revolving Credit Facilities(1)	Maturities	September 30, 2023	September 30, 2023	December 31, 2022
Revolving credit facilities
$1.1 Billion 364-day Revolving Credit Agreement	2024	$1,100	$—	$—
$1.75 Billion 2024 Revolving Credit Facility	2026(3)	1,750	—	—
$1.95 Billion 5-year Revolving Credit Agreement	2026	1,950	—	—
$865 Million 2026 Revolving Credit Facility	2026	865	—	—
Total revolving credit facilities		$5,665	$—	$—

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
(3)On October 6, 2023, Bunge entered into an unsecured $1.75 billion revolving credit facility ("$1.75 Billion Revolving Credit Facility"), with a group of lenders, maturing on October 6, 2026. The $1.75 Billion Revolving Credit Facility replaced the existing $1.75 billion facility, dated December 16, 2021, as amended on April 26, 2022, and as further amended and restated on June 21, 2023. See Note 13 - Debt for further details on program.

Short and long-term debt - Our short and long-term debt increased by $531 million to $5,182 million at September 30, 2023, from $4,651 million at December 31, 2022, primarily due to the draws on our $250 Million February 2023 Delayed Draw Term Loan and $750 Million Delayed Draw Term Loan offset by the repayment of the 1.85% Senior Notes - Euro in June 2023. For the nine months ended September 30, 2023, our average short and long-term debt outstanding was approximately $5,323 million, compared to approximately $6,240 million for the nine months ended September 30, 2022. Our Long-term debt balance, including the Current portion of long-term debt, was $4,268 million at September 30, 2023, an increase of $163 million, compared to $4,105 million at December 31, 2022. The increase was primarily due to the draws on our $250 Million February 2023 Delayed Draw Term Loan and $750 Million Delayed Draw Term Loan offset by the repayment of the 1.85% Senior Notes - Euro in June 2023.
The following table summarizes our short-term debt at September 30, 2023.

(US$ in millions)	Outstanding Balance at September 30, 2023	Weighted Average Interest Rate at September 30, 2023	Highest Balance Outstanding During Quarter Ended September 30, 2023	Average Balance During Quarter Ended September 30, 2023	Weighted Average Interest Rate During Quarter Ended September 30, 2023
Bank borrowings (1)	$914	28.02%	$914	$785	19.80%
Commercial paper	—	—%	80	20	5.50%
Total	$914		$994	$805

(1)    Includes $321 million of local currency bank borrowings in certain Central and Eastern European, South American, and Asia-Pacific countries at a weighted average interest rate of 68.32% as of September 30, 2023.
From time to time, through our financing subsidiaries, we enter into bilateral short-term credit lines as necessary based on our financing requirements. At September 30, 2023, there were no borrowings outstanding under these bilateral short-term credit lines. In addition, Bunge's operating companies had $914 million and $546 million in short-term borrowings outstanding from local bank lines of credit at September 30, 2023, and December 31, 2022, respectively, to support working capital requirements.
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
As described in Note 2 - Acquisitions and Dispositions, Bunge has secured a total of $8.0 billion in Acquisition Financing in the form of a $7.7 billion financing commitment from a consortium of lenders, arranged by Sumitomo Mitsui Banking Corporation and a $300 million 5-year delayed draw term loan from CoBank and the U.S. farm credit system executed July 7, 2023 that may be drawn upon the closing of the acquisition. The commitment for the $7.7 billion financing commitment is in the form of a three tranche term loan maturing 364-days, 2-years and 3-years from closing of the acquisition. Bunge intends to use a portion of the Acquisition Financing to fund the cash portion of the Transaction Consideration, and the remainder for repayment of certain indebtedness of Viterra which is expected to be repaid at closing and for the ongoing operations of the combined company following closing.
The following table summarizes our short and long-term indebtedness:

(US$ in millions)	September 30, 2023	December 31, 2022
Short-term debt: (1)
Short-term debt (2)	$914	$546
Current portion of long-term debt	301	846
Total short-term debt	1,215	1,392
Long-term debt:
Term loan due 2024 - three-month TONAR plus 0.75% (Tranche A) (3)	206	232
Term loan due 2024 - three-month SOFR plus 1.40% (Tranche B) (3)	90	90
Term loan due 2025 - SOFR plus 0.90%	750	—
Term loan due 2027 - SOFR plus 1.125%	250	—
Term loan due 2028 - SOFR plus 1.325%	249	249
1.85% Senior Notes due 2023 - Euro(4)	—	853
1.63% Senior Notes due 2025	598	597
3.25% Senior Notes due 2026	698	698
3.75% Senior Notes due 2027	597	597
2.75% Senior Notes due 2031	991	990
Cumulative adjustment to long-term debt from application of hedge accounting	(363)	(341)
Other	202	140
Subtotal	4,268	4,105
Less: Current portion of long-term debt	(301)	(846)
Total long-term debt(5)	3,967	3,259
Total debt	$5,182	$4,651

(1)    Includes secured debt of $106 million and $56 million at September 30, 2023, and December 31, 2022, respectively.
(2)    Includes $321 million and $207 million of local currency borrowings in certain European, South American, and Asia-Pacific countries at a weighted average interest rate of 68.32% and 32.12% as of September 30, 2023, and December 31, 2022, respectively.
(3)    On October 6, 2023, Bunge prepaid and terminated its 5-year term loan agreement due in 2024. See Note 13 - Debt for further details on the termination.
(4)    Upon maturity in June 2023, Bunge repaid the principal and accrued interest due on all of the issued and outstanding 1.85% Senior Notes - Euro.
(5)    Includes secured debt of $19 million and $21 million at September 30, 2023, and December 31, 2022, respectively.

    Credit Ratings — Bunge’s debt ratings and outlook by major credit rating agencies at September 30, 2023, were as follows:

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
Our credit facilities and certain senior notes require us to comply with specified financial covenants including minimum current ratio, maximum debt to capitalization ratio and limitations on secured indebtedness. We were in compliance with these covenants as of September 30, 2023.

Equity
Total equity is set forth in the following table:

(US$ in millions)	September 30, 2023	December 31, 2022
Equity:
Common shares	$1	$1
Additional paid-in capital	6,727	6,692
Retained earnings	11,555	10,222
Accumulated other comprehensive income (loss)	(6,224)	(6,371)
Treasury shares, at cost; 2023 - 23,163,348 shares and 2022 - 18,835,812 shares	(1,808)	(1,320)
Total Bunge shareholders’ equity	10,251	9,224
Noncontrolling interest	892	732
Total equity	$11,143	$9,956

Total Bunge shareholders’ equity was $10,251 million at September 30, 2023, compared to $9,224 million at December 31, 2022, an increase of $1,027 million. The increase was primarily due to $1,627 million of Net income attributable to Bunge, $147 million of Other comprehensive income, as described in Note 17 - Equity, $51 million of share-based compensation expense, partially offset by $488 million repurchases of common shares, as described in Note 17 - Equity, $290 million of declared dividends to common shareholders and $20 million from the issuance of common shares under our share based compensation programs.
Share repurchase program - As noted in Note 2 - Acquisitions and Dispositions, on June 12, 2023, Bunge's Board of Directors approved the expansion of an existing $500 million program for the repurchase of Bunge’s issued and outstanding common shares. At the time, approximately $300 million of capacity for the repurchase of Bunge common shares remained available under the existing program and Bunge's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate unutilized capacity of $2.0 billion at June 12, 2023. The program continues to have an indefinite term. During the three and nine months ended September 30, 2023, Bunge repurchased 4,327,536 common shares for $488 million. As of September 30, 2023, 6,436,651 common shares were repurchased for $688 million and $1.5 billion remained outstanding for repurchases under the program.
In October 2023, Bunge repurchased an additional 1,080,325 common shares for $112 million. Therefore, as of October 26, 2023, 7,516,976 common shares were repurchased for $800 million and $1.4 billion remains outstanding for repurchases under the program.

Cash Flows

	Nine Months Ended September 30,
US$ in millions	2023	2022
Cash provided by (used for) operating activities	$1,860	$(5,031)
Cash provided by (used for) investing activities	(646)	5,113
Cash provided by (used for) financing activities	(213)	(102)
Effect of exchange rate changes on cash and cash equivalents, restricted cash, and cash held for sale	40	112
Net increase (decrease) in cash and cash equivalents, restricted cash, and cash held for sale	$1,041	$92
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
During the nine months ended September 30, 2023, our cash and cash equivalents, restricted cash, and cash held for sale increased by $1,041 million, compared to an increase of $92 million during the nine months ended September 30, 2022.
Operating: Cash provided by operating activities was $1,860 million for the nine months ended September 30, 2023, an increase of $6,891 million, compared to cash used for operating activities of $5,031 million for the nine months ended September 30, 2022. The increase was primarily due to net changes in working capital and decreased beneficial interest in securitized trade receivables, driven by lower average commodity prices as well a change in structure of the securitization program as discussed further below.

	Nine Months Ended September 30,
US$ in millions	2023	2022
Cash provided by (used for) operating activities	$1,860	$(5,031)
Proceeds from beneficial interest in securitized trade receivables (1)	85	5,176
Cash provided by (used for) operating activities, adjusted	$1,945	$145

(1)    On November 16, 2022, Bunge and certain of its subsidiaries amended its trade receivables securitization program from a deferred purchase price structure to a pledge structure, see Note 4 - Trade Accounts Receivable and Trade Receivables Securitization Program to our condensed consolidated financial statements for further details.

Cash provided by (used for) operating activities, adjusted for the proceeds from beneficial interests in securitized trade receivables, was cash provided of $1,945 million for the nine months ended September 30, 2023, compared to cash provided of $145 million for the nine months ended September 30, 2022. The increase was primarily due to net changes in working capital, driven by lower average commodity prices, and higher reported net income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Certain of our non-U.S. operating subsidiaries are primarily funded with U.S. dollar-denominated debt, while currency risk is hedged with U.S. dollar-denominated assets. The functional currency of our operating subsidiaries is generally the local currency. The financial statements of our subsidiaries are calculated in the functional currency, and when the local currency is the functional currency, translated into U.S. dollars. U.S. dollar-denominated loans are remeasured into their respective functional currencies at exchange rates at the applicable balance sheet date. Also, certain of our U.S. dollar functional operating subsidiaries outside the U.S. are partially funded with local currency borrowings, while the currency risk is hedged with local currency denominated assets. Local currency loans in U.S. dollar functional currency subsidiaries outside the U.S. are remeasured into U.S. dollars at the exchange rate on the applicable balance sheet date. The resulting gain or loss is included in our condensed consolidated statements of income as Foreign exchange (losses) gains. We recorded a foreign currency gain on our debt of $151 million and $96 million, and for the nine months ended September 30, 2023 and September 30, 2022, respectively, which were included as adjustments to reconcile Net income to Cash provided by (used for) operating activities in the line item Foreign exchange (gain) loss on net debt in our condensed consolidated statements of cash flows. These adjustments are required as the gains and losses are non-cash items that arise from financing activities and therefore will have no impact on cash flows from operations.
Investing: Cash used for investing activities was $646 million for the nine months ended September 30, 2023, a decrease of $5,759 million, compared to cash provided by investing activities of $5,113 million for the nine months ended September 30, 2022. The decrease was primarily due to lower net proceeds from beneficial interests in securitized trade receivables as a result of the change in the program structure discussed above, and higher capital expenditures including the Avondale refinery. Additionally, lower proceeds were received on the sale of our Russian operations during the nine months ended September 30, 2023, compared to proceeds received on the sale of our Mexican wheat milling business during the nine months ended September 30, 2022.
Financing: Cash used for financing activities was $213 million for the nine months ended September 30, 2023, a decrease of $111 million, compared to cash used for financing activities of $102 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received net cash proceeds of short and long-term debt of $512 million, primarily from delayed term draw loans of $750 million and $250 million offset by the repayment of the 1.85% Senior Notes - Euro in June 2023, repurchased $466 million of common shares and paid $287 million in dividends to common shareholders. During the nine months ended September 30, 2022, we made net cash repayments of short and long-term debt of $147 million, paid $256 million of dividend payments to common shareholders, repurchased $200 million of common shares, and paid $102 million to acquire an additional 10% ownership interest from redeemable noncontrolling interest holders in our subsidiary, Bunge Loders Croklaan Group B.V. These cash outflows were partially offset by $521 million in cash received from the sale of a noncontrolling interest in relation to the formation of a joint venture, Bunge Chevron Ag Renewables LLC, and $30 million in proceeds from the exercise of options for common shares.

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

Dividends
We paid a regular quarterly cash dividend of $0.6625 per share on September 1, 2023, to common shareholders of record on August 18, 2023. On August 17, 2023, Bunge announced that the Company's Board of Directors had declared a dividend of $0.6625 per common share, payable on December 1, 2023, to shareholders of record on November 17, 2023.

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

	Nine Months Ended September 30, 2023		Year Ended December 31, 2022
(US$ in millions)	Value	Market Risk	Value	Market Risk
Highest daily aggregated position value	$459	$(46)	$1,809	$(181)
Lowest daily aggregated position value	$(377)	$(38)	$(416)	$(42)

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
Currency Risk
Our global operations require active participation in foreign exchange markets. Our primary foreign currency exposures are the Brazilian real, Canadian dollar, Euro, and Chinese yuan/renminbi. To reduce the risk arising from foreign exchange rate fluctuations, we enter into derivative instruments, such as foreign currency forward contracts, swaps and options. The changes in market value of such contracts have a high correlation to the price changes in the related currency exposures. The potential loss in fair value of such net currency positions resulting from a hypothetical 10% adverse change in foreign currency exchange rates as of September 30, 2023, was not material.
When determining our exposure, we exclude intercompany loans that are deemed to be permanently invested. Repayments of permanently invested intercompany loans are neither planned nor anticipated in the foreseeable future and are therefore treated analogous to equity for accounting purposes. As a result, the foreign exchange gains and losses on these borrowings are excluded from the determination of Net income (loss) and recorded as a component of Accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. Included in Other comprehensive income (loss) are foreign exchange gains of $97 million for the nine months ended September 30, 2023, and foreign exchange gains of $1 million for the year ended December 31, 2022, related to permanently invested intercompany loans. Activity in the nine months ended September 30, 2023 includes reclassification of $85 million in foreign exchange losses from Other comprehensive income (loss) to net income, net of tax of zero, related to the sale of Bunge's Russian operations. See Note 2 - Acquisitions and Dispositions to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more information.

Interest Rate Risk
We have debt in fixed and floating rate instruments. We are exposed to market risk due to changes in interest rates, including inflationary pressures. We may enter into interest rate swap agreements to manage our interest rate exposure related to our debt portfolio.
The aggregate fair value of our short and long-term debt, based on market yields at September 30, 2023, was $5,208 million, with a carrying value of $5,182 million.
A hypothetical 100 basis point increase or decrease in the interest yields on our fixed rate debt and related interest rate swaps at September 30, 2023, would result in a less than 1% change in the fair value of our debt and interest rate swaps.
A hypothetical 100 basis point change in the applicable reference rate, such as SOFR, would result in a change of approximately $55 million in interest expense on our variable rate debt at September 30, 2023. Some of our variable rate debt is denominated in currencies other than in U.S. dollars and is indexed to non-U.S. dollar-based interest rate indices, such as EURIBOR and TLP, and certain benchmark rates in local bank markets. As such, the hypothetical 100 basis point change in interest rate ignores the potential impact of any currency movements. See Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K for a discussion of certain risks related to interest rates.
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
As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we continue to migrate certain processes from across our operations to shared business service models in order to consolidate back-office functions while standardizing our processes and financial systems globally. These initiatives are not in response to any identified deficiency or weakness in our internal controls over financial reporting. We plan to continue these initiatives in phases over the next several years and, accordingly, we have and will continue to align and streamline the design and operation of our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Specifically, we have continued migrating certain of our financial reporting systems in Argentina to our South American Enterprise Resource Planning (ERP) system, a process that is expected to carry on for several months, and which may result in changes to our internal controls over financial reporting relating to our Argentinian operations.
Additionally, management performed an evaluation of the impacts of the Ukraine-Russia War on our internal controls over financial reporting. In doing so management noted that, as a result of the war, we are currently unable to perform certain of our Ukrainian internal controls over financial reporting, primarily relating to on-site physical inspections of inventory, due to safety concerns, particularly in areas of active conflict. As of September 30, 2023, the carrying value associated with Company inventories in areas of active conflict has been substantially reserved. In response, management has implemented compensating controls, including using third party contractors to carry out visual inspections of the physical condition of our assets held at Ukrainian facilities in non-active conflict areas.

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
For a discussion of certain legal and tax matters see Note 15 - Commitments and Contingencies to our condensed consolidated financial statements included as part of this Quarterly Report on Form 10-Q. Additionally, we are a party to a large number of labor, civil and other claims, primarily relating to our Brazilian operations. We have reserved an aggregate of $69 million and $109 million, for labor and civil claims, respectively, as of September 30, 2023. The labor claims primarily relate to dismissals, severance, health and safety, salary adjustments and supplementary retirement benefits. The civil claims relate to various legal proceedings and disputes, including disputes with suppliers and customers.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table is a summary of purchases of equity securities during the third quarter of 2023 by Bunge and any of its affiliated purchasers, pursuant to SEC rules.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2023 - July 31, 2023	—	$—	—	$2,000,000,000
August 1, 2023 - August 31, 2023	2,490,354	$113.02	2,490,354	$1,718,528,122
September 1, 2023 - September 30, 2023	1,837,182	$112.32	1,837,182	$1,512,169,533
Total	4,327,536	$112.73	4,327,536
(1)    Program was originally established in October 2021 for the repurchase of up to $500 million issued and outstanding common shares. On June 12, 2023, Bunge's Board of Directors approved the expansion of the existing program for the repurchase of Bunge’s issued and outstanding common shares. At the time, approximately $300 million of capacity for the repurchase of Bunge common shares remained available under the existing program and Bunge's Board of Directors approved the expansion of the program by an additional $1.7 billion, for an aggregate purchase price of $2.0 billion. The program continues to have an indefinite term. To date under the program, 6,436,651 common shares were repurchased for $688 million.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS
(a) The exhibits in the accompanying Exhibit Index on page E-1 are filed or furnished as part of this Quarterly Report.

EXHIBIT INDEX

10.1		$1.665 billion Credit Agreement, dated as of July 7, 2023, by and among Bunge Limited Finance Corp., as Borrower, CoBank, ACB, as Administrative Agent and Lead Arranger, and the several lenders from time to time parties thereto (incorporated by reference from the Registrant’s Form 8-K filed on July 11, 2023)
10.2		Guaranty, dated as of July 7, 2023, by Bunge Limited and Bunge Global SA, as Guarantor, to CoBank, ACB, as Administrative Agent under the $1.665 billion Credit Agreement incorporated as Exhibit 10.1 into this Quarterly Report on Form 10-Q (incorporated by reference from the Registrant’s Form 8-K filed July 11, 2023)
22.1	*	Subsidiary Issuers of Guaranteed Securities
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101 SCH		XBRL Taxonomy Extension Schema Document
101 CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB		XBRL Taxonomy Extension Labels Linkbase Document
101 PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101 DEF		XBRL Taxonomy Extension Definition Linkbase Document
101 INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUNGE LIMITED

Date: October 26, 2023	By:	/s/ John W. Neppl
John W. Neppl
Executive Vice President, Chief Financial Officer

/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Controller and Principal Accounting Officer